Form 10QSB
period 2001-09-30
NATIONAL HEADHUNTERS INC
filed 2001-11-14
CIK 1145761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

--------------------------

FORM 10-QSB

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2001
[ ]	TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to _____________ Commission file number _________

NATIONAL HEADHUNTERS, INC.

(Name of Small Business Issuer in Its Charter)

NEVADA	43-1932733
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8614 Quivira

Lenexa, Kansas 66215
_____________________________

(Address of Principal or
Executive Offices)

(913) 438-6622

___________________________
(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes [X]        No [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Date                     Class                            Shares Outstanding

09/30/01          Common stock - $ .001 par value             100,000

Transitional Small Business Disclosure Format (Check one): Yes [_]  No [X]

================================================================================

NATIONAL HEADHUNTERS INC.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS:	Page
Consolidated Balance Sheet as of September 30, 2001 (unaudited)	1

Consolidated Statements of Operations for the three months ended September 30, 2001 (unaudited) and the period from February 1, 2001 (date operations commenced) to September 30, 2001 (unaudited)	2

Consolidated Statements of Stockholders’ Equity (Deficit) for the period from February 1, 2001 (date operations commenced) to September 30, 2001 (unaudited)	3

Consolidated Statements of Cash Flows for the period from February 1, 2001 (date operations commenced) to September 30, 2001 (unaudited)	4

Notes to Consolidated Financial Statements	5

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	8

PART II - OTHER INFORMATION
ITEM 1 - LEGAL PROCEEDINGS	13
ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS	13
ITEM 3 - DEFAULTS UPON SENIOR SECURITIES	13
ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	13
ITEM 5 - OTHER INFORMATION	13
ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K	13
SIGNATURES	14

                                                                           ----

                                      -i-

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS:

The Company is providing herein the unaudited historical consolidated financial statements of National Headhunters, Inc. as of September 30, 2001 and for the three months ended September 30, 2001 and for the period from February 1, 2001 (date operations commenced) to September 30, 2001. The Company began operations on February 1, 2001; therefore no comparable periods from the prior year are presented herein.  The Company’s Registration Statement on Form SB-2 was declared effective on November 13, 2001 and prior to such date the Company was not a public reporting entity. The accompanying unaudited financial information should be read in conjunction with the audited financial statements, including the notes thereto, as of June 30, 2001 and for the period from February 1, 2001 (date operations commenced) to June 30, 2001, included in the Company's Registration Statement on Form SB-2 as declared effective on November 13, 2001.

NATIONAL HEADHUNTERS, INC.

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2001

(unaudited)

ASSETS:

Cash and cash equivalents	$37
Accounts receivable (no allowance for doubtful accounts considered necessary)	26,075
Prepaid commissions	30,186
Note receivable-related party	200,000
Other current assets	14,067
--------
Total current assets	270,365

Fixed assets:
Furniture and fixtures	1,500
Equipment	2,525
--------
4,025
Less accumulated depreciation	761
--------
Fixed assets, net	3,264

Minority interest in consolidated subsidiary	314
Goodwill, net of accumulated amortization of $7,758	50,425
--------
Total assets	$324,368
========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

Accounts payable	$ 1,949
Deferred revenue	50,310
Accrued interest	6,667
Related party payable	43,665
Notes payable-related parties	200,000
Acquisition obligations payable	23,066
-------------
Total current liabilities	325,657
Commitments (Note G)

STOCKHOLDERS' EQUITY (DEFICIT):

Common stock, $.001 par value; 3,000,000 shares
authorized,120,000 shares issued	120
Additional paid-in capital	560
Retained earnings (deficit)	(1,949)
Less: Treasury stock (20,000 shares held by subsidiary)	(20)
--------
Total stockholders' equity (deficit)	(1,289)
--------
Total liabilities and stockholders' equity (deficit)	$324,368
========

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

NATIONAL HEADHUNTERS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND

FOR THE PERIOD FROM FEBRUARY 1, 2001 (date operations

commenced) TO SEPTEMBER 30, 2001

(unaudited)

	Three Months Ended September 30, 2001	Period from February 1, 2001 (date operations commenced) to September 30, 2001
	____________	______________
Net service revenues	$ 73,285	$ 130,385
Direct costs of services, consisting of payroll and payroll taxes for recruiters	47,964	76,265
	--------	---------
Gross margin	25,321	54,120
Selling, general and administrative expenses	7,467	15,926
Shared service expense (paid to related party)	11,520	29,505
Amortization expense	2,909	7,758
Depreciation expense	285	761
	--------	---------
Operating income	3,140	170
Interest income (from related party)	5,000	6,667
Interest expense	(5,608)	(9,100)
Minority interest in consolidated subsidiary	(563)	314
	--------	---------
Income (loss) before income taxes	1,969	(1,949)
Income taxes	-	-
	--------	---------
Net income (loss)	$ 1,969	$ (1,949)
	========	=========
Basic and diluted loss per share	$ 0.02	$ (0.02)
	========	=========
Weighted average shares outstanding	100,000	100,000
	========	=========

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

NATIONAL HEADHUNTERS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE PERIOD FROM FEBRUARY 1, 2001 (date operations

commenced) TO SEPTEMBER 30, 2001

(unaudited)

Total Stock-
Common Stock	Add’l	Retained	Trea-	holders'
			Paid-in	Earnings	sury	Equity
	Shares	Amount	Capital	(Deficit)	Stock	(Deficit)
	-------	------	-------	---------	------	---------
Balance, February 1, 2001	-	- $	- $	- $	- $	- $

Issuance of stock in formation	120,000	120	560	-	-	680

Treasury stock held by subsidiary (20,000 shares)	-	-	-	-	(20)	(20)

Net loss	-	-	-	(1,949)	-	(1,949)
	-------	------	-------	-------	------	-------
Balance, September 30, 2001	120,000	$120	$560	$(1,949)	$(20)	$(1,289)
	=======	======	=======	=======	=======	========

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

NATIONAL HEADHUNTERS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

THE PERIOD FROM FEBRUARY 1, 2001 (date operations

commenced) TO SEPTEMBER 30, 2001

(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,949)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,519
Minority interest	(314)
Changes in operating assets and liabilities (exclusive of effects of acquisition):
Accounts receivable	(16,400)
Prepaid commissions	(30,186)
Other current assets	(14,067)
Accounts payable	(12,666)
Deferred revenue	37,630
Other current liabilities	5,867
--------
Net cash and cash equivalents used in operating activities	(23,566)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	2,000
Note receivable-related party	(200,000)
-------
Net cash and cash equivalents used in investing activities	(198,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	660
Notes payable-related parties	200,000
Related party payable, net	43,665
Payments on acquisition obligations	(22,721)
--------
Net cash and cash equivalents provided by financing activities	221,604
--------
Net increase in cash and cash equivalents	38
Cash and cash equivalents at beginning of period	-
--------
Cash and cash equivalents at end of period	$ 38
========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the three months for:
Interest	$ 1,825
Income taxes	$ -

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

NATIONAL HEADHUNTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM FEBRUARY 1, 2001 (date operations

commenced) TO SEPTEMBER 30, 2001
(unaudited)

NOTE A--GENERAL

The Company is providing herein the unaudited historical consolidated financial statements of National Headhunters, Inc. as of September 30, 2001 and for the three months ended September 30, 2001 and for the period from February 1, 2001 (date operations commenced) to September 30, 2001. The Company began operations on February 1, 2001 therefore no comparable periods from the prior year are presented herein.  The Company’s Registration Statement on Form SB-2 was declared effective on November 13, 2001 and prior to such date the Company was not a public reporting entity.

The accompanying unaudited financial information should be read in conjunction with the audited financial statements, including the notes thereto, as of June 30, 2001 and for the period from February 1, 2001 (date operations commenced) to June 30, 2001, included in the Company's Registration Statement on Form SB-2 as declared effective on November 13, 2001.

The information furnished in this report reflects all adjustments (consisting of only normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results for the interim period. The results of operations for the periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001.

NOTE B—-ORGANIZATION AND OPERATIONS

National Headhunters, Inc. (the "Company" or "NHI"), was organized and commenced operations on February 1, 2001 as a Nevada corporation.  The Company was formed as a holding company to effect the acquisition of assets and the assumption of certain liabilities of Blair Consulting Group, Inc. (the "Acquisition") through the Company's 80%-owned subsidiary, Blair Consulting Group, LLC ("Blair").  The Acquisition was consummated on February 1, 2001. The Company has adopted a fiscal year end of December 31.

The accompanying consolidated financial statements include the accounts of NHI and its 80%-owned subsidiary, Blair Consulting Group, LLC.  All material intercompany balances and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results may differ from these estimates.

NOTE C—RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" ("SFAS 141"), and SFAS No. 142, "Goodwill And Other Intangible Assets" ("SFAS 142"). SFAS 141 addresses the accounting for acquisitions of businesses and is effective for acquisitions occurring on or after July 1, 2001. SFAS 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill, and requires periodic evaluations of impairment of goodwill balances. SFAS 142 is effective for fiscal years beginning after December 15, 2001. We amortize approximately $2,909 per quarter of goodwill related to the acquisition of Blair Consulting Group, Inc. that occurred on

February 1, 2001. This amortization will cease after December 31, 2001 and a new method of testing goodwill for impairment will be adopted beginning January 1, 2002.

SFAS No.144. "Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144") addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supercedes SFAS No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and is effective for financial statements issued for fiscal years beginning after December 15, 2001.

In management’s opinion, the adoption of these standards should not have a significant effect on our financial position, results of operations and cash flows.

NOTE D--ACQUISITION OF BLAIR CONSULTING GROUP, INC.

Pursuant to an Asset Purchase Agreement dated and effective February 1, 2001

NHI, through its 80%-owned subsidiary, Blair Consulting Group, LLC, purchased all tangible and intangible assets, and assumed certain liabilities of Blair Consulting Group, Inc. Total consideration paid was $61,203 (inclusive of negligible acquisition costs), based on the net liabilities assumed in the transaction.  Founded in 1996, Kansas City, Missouri-based Blair Consulting Group, Inc. specializes in recruiting and permanent placement of personnel. The acquisition has been recorded under the purchase method of accounting.  Accordingly, assets and liabilities were recorded at their fair values as of February 1, 2001, and operations of Blair Consulting Group, Inc. have been included in the Company's statement of operations commencing February 1, 2001.  Founded in 1996, Kansas City, Missouri-based Blair Consulting Group, Inc. specializes in recruiting and permanent placement of personnel.

A preliminary allocation of the fair value of the assets acquired and liabilities assumed is as follows:

Purchase price:
Accounts payable assumed	$ 14,615
Lease obligation assumed	6,872
Note payable obligation assumed	38,916
Payroll liabilities assumed	800
--------
Total purchase price	$ 61,203
========
Preliminary allocation of purchase price:
Fair value of tangible assets and liabilities:
Accounts receivable	$ 9,675
Fixed assets	4,025
Other assets-assets held for sale	2,000
Accounts payable	(14,615)
Deferred revenue	(12,680)
Payroll liabilities	(800)
Acquisition obligations assumed	(45,787)
-------

Intangible assets acquired	$ 58,182
========

The acquisition agreement provides for a reduction in the total amount of liabilities assumed if the acquired business does not generate minimum revenues ($65,000 for each six-month period) during the three-six months period following the acquisition.  As of September 30, 2001, no reduction to the purchase price has occurred related to this provision.

The acquisition of Blair Consulting Group, Inc. occurred on February 1, 2001, which is the first day of operations presented herein.  The Company had no other operations; therefore, pro forma information would be the same as the reported operating results for the period from February 1, 2001 (date operations commenced) to September 30, 2001.

NOTE E--NOTE RECEIVABLE-RELATED PARTY

The Company has an unsecured note receivable in the amount of $200,000 from E-Myth, LLC, the 20% minority interest holder in the Company’s subsidiary. E-Myth, LLC is controlled by the individuals who also represent certain management and Board members of NHI.  The note bears interest at 10% with the entire principal and accrued interest balance due at maturity on January 1, 2002.

NOTE F--NOTES PAYABLE-RELATED PARTIES

Notes payable consist of eight individual unsecured notes to stockholders or management of NHI, Blair or E-Myth, LLC, or their relatives with an aggregate principal balance of $200,000. The notes bear interest at 10% with the entire principal and accrued interest balance due at maturity on January 1, 2002.

NOTE G--SHARED SERVICES AGREEMENT

The Company has entered into a shared services agreement with E-Myth, LLC, the minority interest holder in the Company's subsidiary, Blair Consulting Group, LLC.  E-Myth, LLC is to provide office space and administrative, cash management, accounts receivable, accounts payable, payroll and accounting services to Blair for a fixed fee of $2,750 per month plus 5.00% of accounts receivable collections.  In addition, the Company reimburses E-Myth, LLC for its proportionate share of occupancy costs (exclusive of office rent), which includes among other items, utilities, telephone, and maintenance expenditures.

NOTE J--SUBSEQUENT EVENT

The Company filed a Registration Statement with the Securities and Exchange Commission on Form SB-2, which was declared effective on November 13, 2001.  The offering is not underwritten, has no minimum number of shares to be sold, and has no escrow account.  The Company is offering to sell up to 120,000 shares of common stock to the public at an estimated price of $2.00 per share.  The intended use of proceeds is to retire outstanding notes payable to related parties in the amount of $200,000 and for general corporate purposes.  There can be no assurance that the Company will be successful in raising the estimated proceeds from the offering. The accompanying consolidated financial statements do not include any effects of this transaction.

Management’s plan is to utilize proceeds from collection of the note receivable from E-Myth, LLC (matures on January 1, 2002) should the offering not be completed or is only partially completed.  In that regard, management does not anticipate any difficulties in collection of the note receivable.

***************

FORWARD-LOOKING STATEMENTS

THIS FORM 10QSB CONTAINS FORWARD-LOOKING STATEMENTS INVOLVING RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS IN THE FUTURE COULD DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED, IN THE SECTION CAPTIONED

"MANAGEMENT'S DISCUSSION AND ANALYSIS" AS WELL AS THOSE DISCUSSED ELSEWHERE IN THIS FILING.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY OVERVIEW AND OVERALL BUSINESS STRATEGY

The Company was formed for the purpose of acquiring substantially all of the assets and the assumption of certain liabilities of Blair Consulting Group, Inc. (the "Acquisition") and commenced operations on February 1, 2001. The Acquisition was consummated on February 1, 2001 through the Company's 80% owned subsidiary, Blair Consulting Group, LLC. Prior to this acquisition, neither the Company nor its subsidiary was engaged in any business activities.

Blair Consulting Group, Inc. ("Blair") was founded in 1996 in Kansas City, Missouri and specializes in the permanent placement of personnel.  Blair provides placement services in the fields of accounting and finance, information technology, administrative, office and general management areas. Blair is located in and operates primarily in the greater metropolitan Kansas City, Missouri area.  However, it can and does provide placement services throughout the continental United States.

NHI's business strategy is to acquire other businesses in the permanent placement industry in order to attain synergies through increasing the number of Company recruiters and their geographical coverage while consolidating administrative and back-office support services in order to attain overall cost savings.  The Blair acquisition was the first acquisition by the Company and the Company believes it can identify, negotiate and close other similar acquisitions in the future, although there can be no assurance that NHI will be successful in this strategy.

While the Company has less than one year of operating history and has experienced operating losses to date, management believes that it will generate adequate cash flow from existing operations to meet its operating needs at least for the upcoming 12 months without raising additional funds (other than the Offering on Form SB-2 which was declared effective on November 13, 2001).  However, Company management believes that it will have opportunities in the future (including the next 12 months) to acquire other permanent placement firms and otherwise grow its revenues and operating profits. The Company may finance future acquisitions in whole or in part with Common Stock (which could result in dilution to existing shareholders), indebtedness, or cash. Company management intends to utilize proceeds from the collection of the $200,000 note receivable from E-Myth, LLC which matures on January 1, 2002 to fund the cash needs of any acquisition consummated (including cash paid to the seller and related integration costs) in the upcoming 12 months. Management is currently seeking to develop acquisition prospects located both within the greater Kansas City Missouri metropolitan area and beyond its immediate geographic market.  However, currently the Company has not identified, negotiated with, or entered into any commitment to acquire any other businesses.

Company management intends to seek other permanent placement firms that have good reputations, experienced/effective recruiters and in markets (both geographical and personnel types) that would complement the Company's existing operations.  Other factors the Company will consider in identifying acquisition candidates are the target's recruiter turnover rate, average production per recruiter, average fee per client, level of redundant back-office operations that can be eliminated in integration and the ability to retain the target's recruiters and customers post-acquisition. NHI management will attempt to reduce the risk associated with acquiring businesses through negotiating earn-out agreements or spin-off agreements, which provide the Company with the ability to reduce the consideration paid to Sellers in situations where the acquired business does not meet acceptable revenue or profit goals following the acquisition.  However, there can be no assurance that the Company will be successful in negotiating these provisions into any acquisition agreements it enters into in the future.

PERMANENT PLACEMENT PROCESS-THE COMPANY’S PRIMARY BUSINESS

The permanent placement market is the business of (i) obtaining job orders and related job descriptions from customers, (ii) identifying potential candidates that meet the job descriptions, (iii) contacting, interviewing and prescreening candidates to determine suitability to meet the job description and order, (iv) preparing the candidate for the employer interview, (v) follow-up with the candidate and employer following the interview, and (vi) if an offer of employment is extended, final negotiation with both candidate and employer regarding job offer terms.  Typically, this process takes 3 to 6 weeks to complete and requires an extremely high service level from the recruiter to be successful.  Regardless of whether the candidate accepts the employment offer, the Company may experience "fall-offs" occasionally when an offer is extended and accepted but for a variety of reasons the candidate does not fulfill their commitment to accept the position. Reasons for fall-offs include the candidate's current employer meets or exceeds the salary demands of the candidate, another potential employer offers a better job package or the candidate reconsiders the employment offer for personal or other reasons.

Obtaining job orders is a competitive process, however, the Company believes that it has a competitive edge in that its recruiters are experienced and effective in identifying and recruiting candidates who meet the job description as defined by the customer.  This is a valued service by customers as it reduces the time required to fill a position by decreasing the number of interviews a customer will have to conduct before hiring a qualified applicant.  Fees for permanent placement services are paid by the employer and typically range between 25% and 30% of the candidates first three months salary depending on the type and geographic location of the job position.  Identifying and attracting qualified candidates for job positions has become very competitive due to the overall low unemployment rates in the United States and in particular in the skilled work force that NHI typically recruits. NHI has the ability to negotiate with both the prospective employee and employer to consummate the deal and in some cases has offered sign-on bonuses to consummate acceptances of certain job offers which serves to reduce the overall placement fees that it collects.  Recruiters receive success-based commissions generally equal to 40% to 60% of the fees generated from the placement.

NHI provides a 30-day refundable guarantee period to all customers and a 90-day free replacement guarantee period, on a limited basis, to certain customers.  The 30-day refundable guarantee provides that NHI will refund all cash fees collected from a customer whenever an employee placed by NHI voluntarily terminates his/her employment within 30 days of their start date.  To date, neither NHI nor its predecessor Blair Consulting Group, Inc., has ever found it necessary to provide a cash refund of any kind pursuant to the refundable guarantee policy. The Company’s 90-day free replacement guarantee period is only provided to certain customers based on upfront negotiation and their volume of business generated, and requires NHI to replace an employee free of charge whenever such employee voluntarily terminates his/her employment during the period between the 31st and 90th day subsequent to their start date. The Company has occasionally found it necessary to replace candidates as fall-offs occur in less than 5% of its total placements, and believes this low trend will continue. NHI’s policy is to not recognize any revenue for financial reporting until the refundable or replacement guarantee period has lapsed. Placement fees subject to the guarantee policy are recorded as a liability (deferred revenue) in the Company’s financial statements until the guarantee period lapses, at which time it is recognized as revenue.  During July 2001 the Company changed its refundable and replacement guarantee policies. . The new policy provides that the employee will be replaced free of charge if voluntary termination occurs within the first 45 days after start date and a 50% credit will be applied to the fees associated with a replacement employee if voluntary termination occurs within the period between the 46th and 90th days following the start date.   NHI will no longer provide a refundable guarantee period.  NHI believes this change will not adversely impact its business, as NHI management believes that this type of guarantee policy has become the standard for the permanent placement industry.  The Company will continue its accounting policy whereby all placement fees generated will not be recognized as revenue until such time as the guarantee period lapses.

MANAGEMENTS DISCUSSION AND ANALYSIS OF HISTORICAL OPERATING RESULTS

The following discussion should be read in conjunction with the Company's consolidated financial statements for the period from inception (February 1, 2001) to September 30, 2001 and for the three months ended September 30, 2001, which are included elsewhere in this filing.  Certain statements in this discussion relating to matters that are not historical facts are forward-looking statements that involve a number of risks and uncertainties.

MANAGEMENT'S DISCUSSION AND ANALYSIS – THREE MONTHS ENDED SEPTEMBER 30, 2001

REVENUE

During the three months ended September 30, 2001 the Company generated revenues of $73,285 from placement fees, which exceeded management’s expectation for the quarter. Revenues rebounded as compared to earlier periods in calendar 2001 as the Company did not experience the disruptions to operations from the February 1, 2001 acquisition and move to new office space during the three months ended September 30, 2001. In addition, management was pleased to see an increased demand for placement services offered by the Company even though the overall economy has declined and the repercussions of the September 11, 2001 attacks on America and related impact to the United States economy. Management cannot predict how significant the attacks on America and the related decline in the United States economy will impact the Company’s revenues in the fourth quarter of 2001, however management is optimistic that positive revenue trends will continue.

DIRECT COSTS OF SERVICES

During the three months September 30, 2001 the Company incurred direct costs of services of $47,964 or 65% of placement revenues.  Direct costs of services include payroll (commissions) paid to recruiters and related taxes, which is directly variable with and based on a percentage of placement fees.  The 65% paid for direct costs of services was consistent with management expectations.

OPERATING EXPENSES

Operating expenses incurred during the three months ended September 30, 2001 totaled $22,181. The majority of operating expenses are attributable to $11,520 related to the shared services agreement with E-Myth, LLC, which is substantially a fixed cost. The remaining operating expenses include $3,194 of non-cash depreciation/amortization and $7,467 of general costs, which is primarily comprised of advertising related costs.  These costs were all within management’s expectation.

NON-OPERATING INCOME (EXPENSES)

During the three months ended September 30, 2001 the Company had net non-operating expenses of $608 primarily related to interest expense on the Company’s line of credit which is reducing due reductions in interest rates and balances outstanding.

NET INCOME (LOSS)

For the three months ended September 30, 2001, net income was $1,967. Management believes the achievement of net income during the quarter is an important step in the Company’s operations given the recent acquisition, the declining economy and the impact of the September 11, 2001 attacks on America.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION –

FOR THE PERIOD FROM INCEPTION (FEBRUARY 1, 2001) TO SEPTEMBER 30, 2001

REVENUE

During the period from inception (February 1, 2001) to September 30, 2001 the Company had revenues of $130,385 from placement fees.  Total revenue was within management’s expectations given the overall slowing of the economy, which resulted in higher unemployment rates and a decline in demand for placement services offered by the Company.  In addition, the Company experienced a significant disruption in operations due to the February 1, 2001 acquisition and the resulting move to new office space under new ownership.  Management has been encouraged by recent placement activity.  Total deferred revenue as of September 30, 2001 was $50,310, which will be included in the fourth quarter 2001 revenue as the guarantee period’s lapse.  In addition, a significant change in the revenue could occur when a business combination is consummated, if ever.  Currently, the Company is not engaged in any discussions or understandings with any potential acquisition candidates.

DIRECT COSTS OF SERVICES

During the period from inception (February 1, 2001) to September 30, 2001 the Company had direct costs of services of $72,265 or 58% of placement fees.  Direct costs of services include payroll (commissions) paid to recruiters and related taxes, which is directly variable with and based on a percentage of placement fees.  The 58% paid for direct costs of services was consistent with management expectations.

OPERATING EXPENSES

Operating expenses incurred during the period from inception (February 1, 2001) to September 30, 2001 totaled $53,950, which consists of $29,505 related to the shared service agreement with E-Myth, LLC and $15,926, in selling, general and administrative expenses and $8,519 in depreciation/amortization expense.  These expenses were within management’s expectations for the period and are expected to remain consistent on a period-by-period basis for the remainder of the fiscal three months.  However, selling general and administrative expense is expected to increase in future periods for costs and expenses (professional fees, printing and shareholder related costs) as the Company begins its public reporting responsibilities.

NON-OPERATING INCOME (EXPENSES)

During the period from inception (February 1, 2001) to September 30, 2001, the Company had net non-operating expenses of $2,433 primarily related to interest expense on notes payable and acquisition obligations.  Net interest expense is expected to decline as the acquisition obligations have been paid down substantially and total $23,066 as of September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company held cash and cash equivalents of $38 and a net deficit of working capital of $55,292 as of September 30, 2001.  Deferred revenue aggregated $50,310, which is included in current liabilities at September 30, 2001, and therefore increased the working capital deficit.  The deferred revenue represents placement fees not recognized as revenue until the guarantee period lapses.  Management fully expects such guarantee periods will lapse without any form of refund and therefore will not represent a current cash outlay.  The Company’s day-to-day (short-term) liquidity needs are currently funded by the related company payable/receivable with E-Myth, LLC.  The related party payable/receivable provides cash management for the Company as E-Myth, LLC advances or borrows funds to meet the Company’s daily liquidity needs.  There is no formal provision in the shared services agreement between the Company and E-Myth, LLC, which establish a maximum borrowing amount.  However, E-Myth, LLC has indicated to the Company, that it will be able to borrow amounts up to approximately $100,000 from E-Myth, LLC to fund short-term liquidity needs because of the related party nature of the borrowings and common management and Board of Directors.

The Company’s long-term and short-term liquidity is also dependent upon collection of the $200,000 note receivable from E-Myth, LLC, which is due on January 1, 2002.  Management expects that no collection issues will arise when this note receivable matures.  Current liabilities also includes notes payable to related parties aggregating $200,000 which are also due on January 1, 2001. The proceeds of the Company’s Registration Statement on Form SB-2 are expected to fund the repayment of these notes.  The Company is offering 120,000 shares to the public at an estimated price per share of $2.00.  The Offering is not underwritten, has no minimum amount, has no escrow fund and is being offered directly by the Company.

There are no assurances that all or even a portion of the shares of Common Stock offered will be sold. A majority of the proceeds of the Offering will be used to repay certain loans made to the Company by its management, relatives of management and relatives of principal shareholders, each of which is payable on January 1, 2002. The proceeds of the note receivable from E-Myth, LLC in the amount of $200,000 could be used to repay these loans prior to completion of this Offering or if the offering is only partially completed.  However, it is the Company’s intention to use the proceeds of this note receivable to fund future acquisitions and for long-term liquidity needs.  Because all of the shares of Common Stock offered hereby may not be sold, there is the risk that a portion of these loans will remain outstanding following the termination of the Offering.  In such event, the Company may be compelled to seek alternative sources of financing, including funding from commercial lenders or other sources to refinance these loans or it may need to utilize the proceeds from the note receivable to pay the loans, thereby reducing its ability to execute its acquisition strategy. There are no assurances that such alternative sources of financing will be available under commercially reasonable terms.  If payment of these loans is required prior to completion of the Offering or in the event the Offering is terminated without having sold all of the shares of Common Stock offered hereby, the Company's will be forced to delay or reduce its future acquisition strategy.

The Company’s plan of operations for the next twelve months is to continue to grow the operations of its subsidiary Blair Consulting Group, LLC, which was acquired on February 1, 2001.  In addition, the Company’s plan of business includes seeking to complete additional acquisition transactions in the permanent placement or related businesses, which will complement its current operations. In selecting a potential merger or acquisition candidate, the Company will consider many factors, including, but not limited to, potential for growth and profitability, quality and experience of management and the capital requirements to complete the transaction.  The Company will consider the capital requirements of any merger or acquisition carefully in order to conserve its cash balances and capital resources.  In evaluating potential acquisitions, management will attempt to complete the acquisitions through the issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process.  Acquisition candidates who have a need for an immediate cash infusion are not likely to find a potential business combination with the Company to be an attractive alternative.

Currently, the Company has not had any preliminary discussions or understandings with any potential merger or acquisition candidates.  However, the Company is unable to predict when it may participate in a business combination opportunity.  It has not established any deadline for completion of additional transactions, and anticipates that the process could continue throughout the next twelve months. Management intends to actively seek potential acquisition or merger candidates within the next twelve months.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

a)

There has been no change in the instruments defining the rights of any class of registered securities.

b)

There has been no change in the rights of any class of registered securities as a result of any issuance or modification of any other class of securities.

c)

There has been no issuance of unregistered securities during the three months ended September 30, 2001.

d)

The Company’s Registration Statement on Form SB-2 was declared effective on November 13, 2001.  The Company registered 120,000 shares of Common Stock, par value $0.001 per share, which are offered at an estimated price of $2.00 per share.  The Company sold no shares related to this offering during the three months ended September 30, 2001 due to the Registration Statement being declared effective on November 13, 2001.  Future periodic reports will disclose the proceeds raised by the Offering, the related Offering costs paid by the Registrant and other required matters.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)   INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
------------	---------------------------------------------------------------
2.01*	Acquisition Agreement dated as of February 1, 2001, by and
between the Blair Consulting Group, Inc. and E-Myth, LLC

3.01*	Articles of Incorporation of Company

3.02*	Bylaws of Company

4.01*	Form of Common Stock Certificate

10.01*	Shared Services Agreement, dated as of February 1, 2001, by
and between the Company and E-Myth, LLC

10.02*	Promissory Note Payable Agreement, dated June 1, 2001, by
and between the Company and Re-Lock Properties, LLC

10.03*	Promissory Note Payable Agreement, dated June 1, 2001, by
and between the Company and Scot Renkemeyer

10.04*	Promissory Note Payable Agreement, dated June 1, 2001, by
and between the Company and Linda Manley

10.05*	Promissory Note Payable Agreement, dated June 1, 2001, by
and between the Company and Kevin Tubbesing

10.06*	Promissory Note Payable Agreement, dated June 1, 2001, by
and between the Company and Robert Daniel

10.07*	Promissory Note Payable Agreement, dated June 1, 2001, by
and between the Company and John Snellings

10.08*	Promissory Note Payable Agreement, dated June 1, 2001, by
and between the Company and Lee Daniel

10.09*	Promissory Note Payable Agreement, dated June 1, 2001, by
and between the Company and Michael Blair

10.10*	Promissory Note Receivable Agreement, dated June 1, 2001,
by and between the Company and E-Myth, LLC

------------------

* Previously filed with the Securities and Exchange Commission.

(b)   Reports on Form 8-K

None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL HEADHUNTERS, INC.
November 14, 2001	/s/ CARY DANIEL
Cary Daniel, President and Chairman of the Board of Directors (PRINCIPAL EXECUTIVE OFFICER)
November 14, 2001	/s/ JAMES WINDMILLER
James Windmiller, Chief Financial Officer, Director and Secretary (PRINCIPAL ACCOUNTING OFFICER)