Form 10KSB
period 2001-12-31
NATIONAL HEADHUNTERS INC
filed 2002-03-27
CIK 1145761

U.S SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

--------------------------

FORM 10-KSB

[x]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001
[ ]	TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to _____________ Commission file number _________

NATIONAL HEADHUNTERS, INC.

(Name of Small Business Issuer in Its Charter)

NEVADA	43-1932733
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11658 West 75th Street

Shawnee, Kansas 66214
_____________________________

(Address of Principal or
Executive Offices)

(913) 438-6622

___________________________
(Issuer’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange which registered
Title of each class
NONE	NONE

Securities registered pursuant to Section 12(g) of the Act:

120,000 Common shares $0.001 Par Value per share (3,000,000 common shares after 25 : 1 stock split on January 18, 2002)
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes [X]        No [_]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer’s revenues for its most recent fiscal year.  $213,405.

The aggregate market value of voting stock and non-voting common equity held by non-affiliates of the Registrant was $-0- as of December 31, 2001.

There were 100,000 shares (2,500,000 common shares after 25:1 stock split on January 18, 2002) of common stock $.0001 par value outstanding as of December 31, 2001.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check one): Yes [_]  No [X]

================================================================================

FORWARD-LOOKING STATEMENTS

THIS FORM 10KSB CONTAINS FORWARD-LOOKING STATEMENTS INVOLVING RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS IN THE FUTURE COULD DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED, IN THE SECTION CAPTIONED

"MANAGEMENT'S DISCUSSION AND ANALYSIS" AND “DESCRIPTION OF BUSINESS” AS WELL AS THOSE DISCUSSED ELSEWHERE IN THIS FILING.

ITEM 1. DESCRIPTION OF BUSINESS

SUMMARY OVERVIEW

The Company was formed as a Nevada Corporation for the purpose of acquiring substantially all of the assets and the assumption of certain liabilities of Blair Consulting Group, Inc. (the "Acquisition") and commenced operations on February 1, 2001. The Acquisition was consummated on February 1, 2001 through the Company's 80% owned subsidiary, Blair Consulting Group, LLC ("Blair"). Prior to this acquisition, neither the Company nor its subsidiary was engaged in any business activities.  Subsequent to the acquisition, the Company serves as a holding company for its operating subsidiary, Blair Consulting Group, LLC.  The Company is traded under the symbol NHED.  Currently, the Company is considering a name change to “Heritage Brick International, Inc.” and a ticker symbol change to better reflect its expansion into the cement brick manufacturing business.  The Company announced plans in February 2002 to expand into the cement brick manufacturing business through its new subsidiary, Heritage Brick International, LLC.  The Company will share information with its shareholders regarding the potential name and ticker symbol change in the future as appropriate.

Blair Consulting Group, Inc. (“Blair, Inc.”) was founded in 1996 in Kansas City, Missouri and specializes in the permanent placement of personnel.  Blair provides placement services in the fields of accounting and finance, information technology, administrative, office and general management areas. Blair is located in and operates primarily in the greater metropolitan Kansas City, Missouri area.  However, it can and does provide placement services throughout the continental United States.

Blair's business strategy is to grow shareholder value by hiring experienced recruiters and/or by acquiring other businesses in the permanent placement or other industries.  Such expansion is intended to attain synergies through increasing the number of Company recruiters and their geographical coverage while consolidating administrative and back-office support services in order to attain overall cost savings.  The Blair acquisition was the first acquisition by the Company and provided NHI with a base to grow its placement operations.  NHI believes it can identify, negotiate and close other similar acquisitions in the future, although there can be no assurance that NHI will be successful in strategy.

During the period ended December 31, 2001, Blair hired three experienced recruiters from other permanent placement firms in accordance with its expansion strategy. This expansion was in addition to the February 1, 2001 acquisition of Blair Consulting Group, Inc.  In addition, Blair hired one additional recruiter during January 2002. Blair has found that it may be more cost efficient and expose the Company to less financial risk, to target and hire individual recruiters rather than acquiring entire entities.  This enables the Company to identify top producers for hiring purposes who can immediately generate incremental revenues without the Company incurring the additional time and cost of integrating entire companies and their workforces. Management believes it has been able to hire the best recruiters from its competitors and has been pleased with the results of the new recruiters hired in 2001.  Because this direct hiring approach requires less financial resources and overall risk (as compared to acquiring entire permanent placement businesses), the Company intends to explore other ways, other businesses and other industries in order to expand NHI’s operations and shareholder value.

The Company has been approached by several companies,(from outside the permanent placement industry) to be acquired by or merge with NHI. Management is currently reviewing these potential acquisition/merger targets with a view towards the maximization of shareholder value regardless of whether the target is within or outside the permanent placement industry.  The Company does not contemplate any hostile takeovers and intends to acquire other businesses only on a mutually agreeable basis. At this time no formal agreements or understandings exist with any company with respect to potential acquisition or merger opportunities other than the Company’s entry into the cement brick business discussed below.  The Company may finance future acquisitions in whole or in part with Common Stock (which could result in dilution to existing shareholders), indebtedness, or cash.

During 2002, NHI and its Board of Directors determined that it could expand its operations and maximize shareholder value by diversifying its business into other areas.  In particular, the Company reviewed the feasibility of entering the construction materials industry and specifically to diversify its business platform into the concrete brick manufacturing market.  In that regard, on February 25, 2002 the Company’s wholly-owned subsidiary, Heritage Brick International, LLC, executed an exclusive contract, which allows it to purchase an existing manufacturing facility in the Miami, Oklahoma area for a total purchase price of $410,000.  The facility encompasses approximately 22 acres of land and buildings totaling 62,500 square feet, which will be used to produce concrete brick for the residential and commercial markets.  The Miami, Oklahoma facility will also be used to fabricate the specialized equipment necessary to manufacture concrete brick for future Company expansion to other areas of the United States and for the sale of “turn-key” plants.

Heritage Brick International has assembled management and a workforce in Miami, Oklahoma with substantial experience in the brick manufacturing business including the fabrication of the specialized equipment necessary to produce concrete brick. The Company will either acquire used equipment or fabricate its own equipment to begin brick production.  The Company is currently negotiating the potential acquisition of used equipment that could be used in the Miami, Oklahoma plant.  In addition, fabrication has commenced on the equipment necessary to fully equip a brick manufacturing facility, which could be used in the Miami, Oklahoma plant or for expansion into new markets.

The purchase of this facility will allow NHI entry into the brick manufacturing market. The Company intends to expand into other markets in the United States for the manufacture and sale of its brick products and specialized equipment.

Management intends to focus on its brick manufacturing business during 2002, but will continue to grow its permanent placement business by seeking to acquire the services of additional experienced recruiters rather than acquiring entire permanent placement businesses.

While the Company has less than one year of operating history and has experienced minimal operating profits to date, management believes that it will generate adequate cash flow from existing operations to meet its operating needs for at least the upcoming 12 months without raising additional funds (other than the Offering).  However, the Company will need to obtain adequate debt financing in order to close the purchase of the brick manufacturing facility.  Management expects to utilize mortgage financing to purchase the brick facility, however no such financing has currently been arranged or committed to.

MARKETING PLAN

The goal of NHI is to provide its customers with cost effective and valuable services in identifying, interviewing and screening qualified employment candidates to fill the customers’ open positions.  NHI utilizes yellow-page and newspaper advertising to secure new customer relationships as well as to locate employment candidates.  However, NHI believes the most effective marketing is done by direct contact (usually via telephone) with potential candidates and customers.  NHI plans to continue this marketing strategy at least for the foreseeable future.

The Company is still developing its marketing plan with respect to its new brick manufacturing, but it expects to include commissioned salesmen and targeted print advertising.

KEY MANAGEMENT AND EMPLOYEES

NHI is based in Shawnee, Kansas, a suburb of Kansas City, Missouri, and is operated by its Principal Executive Officer, Cary Daniel, its Principal Financial Officer, James Windmiller and its Principal Operating Officer, Michael Blair.  See “MANAGEMENT”.

Exclusive of Messrs. Daniel, Windmiller and Blair there are currently three other full time employees of NHI, all of whom function as commissioned recruiters. The Company does not presently anticipate any change in the number of employees required to sustain its current operations, however additional employees will be necessary in 2002 for its new brick manufacturing operations.

The Company has assembled an experienced team to manage and operate the Company’s newly formed cement brick manufacturing business.  Mr. Jerry Mustain has been identified as the manager of the Company’s brick manufacturing operations and three other individuals have been identified to operate the facility.  Currently, these individuals provide service to the Company on an independent contractor basis.  However, an employment agreement is currently being negotiated with Mr. Mustain, which the Company expects to formalize in the near future.  Additional employees will be required to meet the Company’s expansion of brick manufacturing operations during 2002 and beyond.

THE MARKET

The market that NHI will attract is primarily small to medium-size companies, which do not have internal human resources groups that recruit employment candidates. In addition, larger companies who have decided that an internal human resource/recruiting group is not cost effective will be a target market for NHI. Typically, these companies will find that NHI can identify, interview, prescreen, and negotiate with qualified candidates to fill employment positions on a cost effective basis.  Company management believes that its customers will find that NHI's success fee (usually 25%-30% of the candidate’s first year salary) is less costly and more effective than incurring the fixed overhead of an internal human resource/recruiting function.

The Company’s new brick manufacturing operations will market its bricks to both the residential and commercial markets.  This represents a potential multi-billion dollar market and the Company believes it will have a competitive advantage in markets where traditional clay bricks are not readily available. The Company’s brick manufacturing system is a unique cast extrusion system that produces concrete brick used for residential and commercial construction. The Company’s brick is made from dense aggregate concrete, and is denser than concrete blocks and competitive stone brick and is the only cast stone brick to successfully penetrate the multi-billion unit clay brick market in the United States. It can be manufactured in a variety of sizes and colors, and is competitively priced with ordinary clay brick.  Furthermore, cement brick provides more variety and consistency in colors because dye is used in the cement brick manufacturing process rather than relying on the natural colors and tones of traditional clay ore.

The Company expects to market “turn-key” plants for sale throughout the United States and the world. The Company has the capability to manufacture the specialized equipment needed to manufacture cement bricks for sale to customers on a “turn-key” basis.  The Company expects to manufacture the specialized equipment at its Miami, Oklahoma facility.

GOVERNMENTAL REGULATIONS

Apart from regulations pertaining to employment laws, the Company's management does not believe that governmental regulation will have a significant effect upon the Company's operations.  Employment laws are extensive with respect to the hiring of employees and primarily affect the Company in the EEOC related area.

The Company’s new brick operations will be subject to governmental regulations with respect to EPA, OSHA and other areas which are common to many manufacturing operations.

COMPETITION

The permanent placement industry is extremely competitive and highly fragmented. The Company believes there are many smaller placement firms in the Kansas City, Missouri area as well as other metropolitan markets in the United States as there are minimal barriers to entry due to low capital requirements.  NHI competes primarily with large permanent placement firms and with smaller boutique or specialty firms that focus on regional or functional markets or on particular industries. Some of NHI's competitors possess greater resources, greater name recognition and longer operating histories than NHI in particular markets, which may afford these firms significant advantages in obtaining future clients and attracting qualified recruiters in those markets. There are limited barriers to entry into the permanent placement industry and new firms continue to enter the market. Competition may also exist whereby clients or potential clients decide to perform placement services utilizing in-house personnel.  There can be no assurance that NHI will be able to continue to compete effectively with existing or potential competitors or that significant clients or prospective clients of NHI will not decide to perform placement services using in-house personnel.

The Company’s new brick operations will enter a very competitive industry and face regional as well as national competitors.  The Company will attempt to enter markets that allow it a competitive advantage over traditional clay brick manufacturers due to raw material cost reasons (suitable clay not available in the area) and areas where traditional clay brick products are generally unavailable.  Transportation costs represent a substantial cost for traditional clay brick manufacturers in areas of the country where acceptable clay ore is not present and would provide our brick operations a substantial competitive advantage.  The Company also believes that cement brick is superior to traditional clay brick in terms of hardness, water permeability, color choices and longevity so that it will be competitive with traditional clay brick products anywhere in the United States.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company does not own any real property. The Company's corporate offices are located in a building, which it shares with E-Myth, LLC. The Company pays $2,750 per month for utilization of this space and other management, bookkeeping and administrative services to E-Myth, LLC. NHI considers the current location adequate for its current needs, as it is easily accessible for its metropolitan Kansas City, Missouri candidates and customers.  The present location of NHI is

11658 West 75th Street, Shawnee, Kansas 66214. The location is located in a commercial center which NHI shares with E-Myth, LLC, which is a temporary staffing business and also the 20% minority interest holder in Blair Consulting Group, LLC. NHI utilizes approximately half of the leased space with E-Myth, LLC utilizing the remaining space.

NHI considers the current location adequate for its current needs, however new properties will likely be required if it expands to other geographical markets or into other businesses (both within or outside the permanent placement industry) through acquisitions.

In February 2002, the Company announced that it had executed an exclusive contract, which allows it to purchase an existing manufacturing facility in the Miami, Oklahoma area. This facility, which has the capacity to produce 15,000,000 bricks annually, consists of 62,500 square feet of combined manufacturing and office space on 22 acres of land. This facility will also be used to fabricate the specialized equipment necessary to manufacture concrete brick for future company expansion to other areas of the U.S. and for the sale of turn-key plants.

ITEM 3.  LEGAL PROCEEDINGS

There are no legal proceedings, pending or threatened, to which the Company is a party.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the stockholders in the fourth quarter of the fiscal year covered by this Annual Report.

ITEM 5 MARKETS FOR THE COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The number of record holders of the Company's common stock as of December 31, 2001 was 3 according to information furnished by the Company's transfer agent.

As of December 31, 2001, the Company has no public trading market for its common stock. As of December 31, 2001, the Company had not issued any shares pursuant to its Form SB-2, which registered up to 120,000 common shares (3,000,000 shares after a 25:1 stock split on January 18, 2002) for sale to the public.  During January 2002 the Company completed the issuance of all 120,000 registered common shares at a per share price of $2.00 raising gross proceeds of $240,000.  Currently, the Company has obtained a trading symbol (NHED) and has commenced trading as an OTC bulletin board stock.

The Company has not paid any dividends on its common stock and the Board of Directors presently intends to continue a policy of retaining earnings for use in the Company's operations and to finance expansion of its business. The declaration and payment of dividends in the future, of which there can be no assurance, will be determined by the Board of Directors in light of conditions then existing, including earnings, financial condition, capital requirements, and other factors. No leasing, financing, or similar arrangements to which the Company is a party preclude or limit in any manner the payment of any dividend.

In reliance upon Section 4(2) of the Securities Act of 1933 (the "Securities Act"), the Company accepted subscription agreements, dated as of February 1, 2001, from SMR Investment Fund, LLC for the acquisition of 60,000 shares for total cash consideration of $640 and P&S Investment Management, Inc. for the acquisition of 40,000 shares for total cash consideration of $40. There were no underwriting discounts or commissions paid with respect to these sales.

Both of these share transactions were completed in reliance upon the exemption contained in Section 4(2) of the Securities Act of 1933, as each offeree was determined to be an accredited investor. There were no offerees other than the foregoing investors. Each of the offerees described above in these transactions were given complete and unfettered access to the Company's books and records. The Company further determined that each offeree was accredited and therefore had knowledge and experience in financial and business matters that he, she or it was capable of evaluating the merits and risks of the investment.

The Company’s Registration Statement on Form SB-2 was declared effective on November 13, 2001.  The Company registered 120,000 shares of Common Stock (3,000,000 shares after a 25:1 stock split on January 18, 2002), par value $0.001 per share, which were offered at a price of $2.00 per share (pre-split). The Offering was not underwritten and was offered directly by the Company through certain of its officers and directors.  The officers and directors who sold the Offering on behalf of the Company were Cary Daniel and James Windmiller. These individuals relied on the safe harbor in Rule 3a4-1 under the Securities Exchange Act of 1934 to sell the Company's securities. The Company sold no shares related to this offering during the period ended December 31, 2001, however the offering was completed in January 2002.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the Company's consolidated financial statements for the period from inception (February 1, 2001) to December 31, 2001, which are included elsewhere in this filing. The Company announced in February 2002, that it was entering the cement brick manufacturing business.  The following discussion includes only historical operations of the Company’s permanent placement business.  Certain statements in this discussion relating to matters that are not historical facts are forward-looking statements that involve a number of risks and uncertainties.

REVENUE

During the period from inception (February 1, 2001) to December 31, 2001, the Company generated revenues of $213,405 from placement fees. Revenues rebounded in the final months of 2001 as compared to earlier periods in calendar 2001 as the Company did not experience the disruptions to operations from the February 1, 2001 acquisition and related move to new office space during the final months of 2001. During 2001, the Company acquired the services of three additional experienced recruiters, which resulted in increased revenues for the Company. In addition, management was pleased to see an increased demand for placement services offered by the Company, despite the overall economic recession and the repercussions of the September 11, 2001 attacks on America and related impact to the United States economy. Management cannot predict how significant the attacks on America and the related decline in the United States economy will impact the Company’s revenues in 2002, however, management is optimistic that positive revenue trends incurred in late 2001 will continue.  The Company has hired three experienced recruiters from other permanent placement firms during the period ended December 31, 2001 in addition to the acquisition of Blair Consulting Group, Inc.  The Company has found it to be more cost efficient to target and hire individual recruiters rather than acquiring entire entities.  This enables the Company to identify top producers for hiring who can immediately generate incremental revenues without the Company incurring the additional time and cost of integrating entire companies and their workforces. Management believes it has been able to hire the best recruiters from other firms and has been pleased with the results of the new recruiters hired in 2001. The Company has been approached by several companies, both from within and outside the permanent placement industry to be acquired by or merge with NHI.  The Company is reviewing these acquisition/merger candidates with a view towards maximizing shareholder value regardless of whether the potential acquisition/merger target is within or outside the permanent placement industry.

During 2002, NHI and its Board of Directors determined that it could expand its operations and maximize shareholder value by diversifying its business into other areas.  In particular, the Company reviewed the feasibility of entering the construction materials industry and specifically to diversify its business platform into the concrete brick manufacturing market.  In that regard, on February 25, 2002 the Company’s wholly-owned subsidiary, Heritage Brick International, LLC, executed an exclusive contract, which allows it to purchase an existing manufacturing facility in the Miami, Oklahoma area for a total purchase price of $410,000.  The facility encompasses approximately 22 acres of land and buildings totaling 62,500 square feet, which will be used to produce concrete brick for the residential and commercial markets.  The Miami, Oklahoma facility will also be used to fabricate the specialized equipment necessary to manufacture concrete brick for future Company expansion to other areas of the United States and for the sale of “turn-key” plants.

DIRECT COSTS OF SERVICES

During the period from inception (February 1, 2001) to December 31, 2001, the Company incurred direct costs of services of $141,765 or 66% of placement revenues.  Direct costs of services include payroll (commissions) paid to recruiters and related taxes, which is directly variable with and based on a percentage of placement fees. In addition, the Company paid signing bonuses aggregating $3,000 to recruits to finalize placements during 2001, which served to increase the direct costs of services. The 66% paid for direct costs of services was consistent with management expectations.

OPERATING EXPENSES

Operating expenses incurred during the period ended December 31, 2001 totaled $83,509. The majority of operating expenses are attributable to $43,922 related to the shared services agreement with E-Myth, LLC, which is substantially a fixed cost. The remaining operating expenses include $11,713 of non-cash depreciation/amortization and $27,874 of other operating costs, which is primarily comprised of insurance and advertising related costs.  These costs were all within management’s expectation.

NON-OPERATING INCOME (EXPENSES)

During the period from inception (February 1, 2001) to December 31, 2001, the Company had net non-operating expenses of $1,200 primarily related to interest expense on the Company’s line of credit, which is declining due to reductions in interest rates and balances outstanding.  In addition, net non-operating expenses were reduced by the minority interest of $2,837 representing the 20% interest in the Company’s subsidiary by E-Myth, LLC.

NET INCOME (LOSS)

For the period from inception (February 1, 2001) to December 31, 2001, the Company’s net loss was $13,069. Management believes the near break even results for 2001 is an important step in achieving sustainable profitability for the Company’s operations given the recent acquisition, the declining economy and the impact of the September 11, 2001 attacks on America.  The Company’s revenue trend was improving in late 2001 and management is optimistic such positive trends will continue during 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company held cash and cash equivalents of $439 and a net deficit of working capital of $66,000 as of December 31, 2001.  Deferred revenue aggregated $69,710, which is included in current liabilities at December 31, 2001, and therefore increased the working capital deficit.  The deferred revenue represents placement fees not recognized as revenue until the replacement guarantee period lapses.  Management fully expects such guarantee periods will lapse without any form of refund and therefore, will not represent a current cash outlay.  The Company’s day-to-day (short-term) liquidity needs are currently funded by the related company payable/receivable with E-Myth, LLC and a shareholder.  The related party payable/receivable provides cash management for the Company as E-Myth, LLC and the shareholder advances or borrows funds to meet the Company’s daily liquidity needs.  There is no formal provision in the shared services agreement between the Company and E-Myth, LLC/shareholder, which establish a maximum borrowing amount.  However, E-Myth, LLC/shareholder have indicated to the Company, that it will be able to borrow amounts up to approximately $100,000 to fund short-term liquidity needs because of the related party nature of the borrowings and common management and Board of Directors.

During January 2002, the Company completed its public offering of 120,000 common shares (3,000,000 shares after a 25:1 stock split on January 18, 2002) for total proceeds of $240,000 (net proceeds of $222,850) which was used to repay all outstanding promissory notes aggregating $200,000 and accrued interest of $11,667.  The Company’s long-term and short-term liquidity is also dependent upon collection of the $200,000 note receivable from E-Myth, LLC, which is due in January 2002.  Management expects that no collection issues will arise with respect to this note receivable.  During January 2002, $100,000 of the note receivable has been paid (plus accrued interest of $5,000) and the remainder is expected to be repaid during the first quarter of 2002.  The remaining $100,000 is offset by outstanding borrowings ($33,675 as of December 31, 2001) from E-Myth, LLC under the informal short–term borrowings described in the previous paragraph.

The Company’s plan of operations for the next twelve months is to continue to grow the permanent placement operations of its subsidiary Blair Consulting Group, LLC, which was acquired on February 1, 2001. During the period ended December 31, 2001, the Company hired three experienced recruiters from other permanent placement firms in accordance with its expansion strategy.  This expansion was in addition to the February 1, 2001 acquisition of Blair Consulting Group, Inc.  The Company has found that it may be more cost efficient and expose NHI to less financial risk, to target and hire individual recruiters rather than acquiring entire entities.  This enables the Company to identify top producers for hiring purposes who can immediately generate incremental revenues without the Company incurring the additional time and cost of integrating entire companies and their workforces. Management believes it has been able to hire the best recruiters from its competitors and has been pleased with the results of the new recruiters hired in 2001.  Because this direct hiring approach requires less financial resources and overall risk (as compared to acquiring entire permanent placement businesses), the Company intends to explore other ways, other businesses and other industries in order to expand NHI’s operations and shareholder value similar to the cement brick manufacturing business discussed below.

During 2002, NHI and its Board of Directors determined that the Company could expand its operations and maximize shareholder value by diversifying its business into other areas.  In particular, the Company reviewed the feasibility of entering the construction materials industry and specifically committed to diversify its business platform into the concrete brick manufacturing market.  In that regard, on February 25, 2002 the Company’s wholly-owned subsidiary, Heritage Brick International, LLC, executed an exclusive contract, which allows it to purchase an existing manufacturing facility in the Miami, Oklahoma area for a total purchase price of $410,000. The Company will need to obtain permanent financing for the purchase of the brick facility in 2002 as well as ramping up production.  The Company expects to utilize mortgage financing to close on the contract to acquire the facility and to fund plant start up costs.  Currently the Company has received no financing commitments and there is no assurance that such financing will be available on a cost effective basis.

The Company intends to continue its expansion into the cement brick manufacturing area during 2002 by beginning production in its Miami, Oklahoma plant and expanding operations to a new manufacturing plant in the Kansas City metropolitan area.

ITEM 7 - FINANCIAL STATEMENTS:

The Company is providing herein the audited consolidated financial statements of National Headhunters, Inc. as of December 31, 2001 and for the period from February 1, 2001 (date operations commenced) to December 31, 2001. The Company began operations on February 1, 2001; therefore no comparable periods from the prior year are presented herein.

NATIONAL HEADHUNTERS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent auditors' report

F-2

Consolidated balance sheet as of December 31, 2001

F-3

Consolidated statement of operations for the period from February 1,

2001 (date operations commenced) to December 31, 2001

F-4

Consolidated statement of stockholders' equity (deficit)

for the period from February 1, 2001

(date operations commenced) to December 31, 2001

F-5

Consolidated statement of cash flows for the period from

February 1, 2001 (date operations commenced) to December 31, 2001

F-6

Notes to consolidated financial statements

F-7

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of National Headhunters, Inc.:

We have audited the accompanying consolidated balance sheet of National Headhunters, Inc. as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the period from February 1, 2001 (date operations commenced) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of National Headhunters, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the period from February 1, 2001 (date operations commenced) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ PICKETT, CHANEY & MCMULLEN LLP

Lenexa, Kansas

February 26, 2002

NATIONAL HEADHUNTERS, INC.

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2001

ASSETS:

Cash and cash equivalents	$ 439
Prepaid commissions	41,826
Note receivable-related party	200,000
Accrued interest receivable	11,667
Deferred stock offering costs	17,150

Total current assets	271,082

Fixed assets:
Furniture and fixtures	1,500
Equipment	2,525

4,025
Less accumulated depreciation	(1,047)

Fixed assets, net	2,978

Minority interest in consolidated subsidiary	2,687
Goodwill, net of accumulated amortization of $10,666	47,516

Total assets	$324,263

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

Deferred revenue	$69,710
Accrued interest payable	11,667
Related party payables	33,675
Notes payable-related parties	200,000
Acquisition obligations payable	22,030

Total current liabilities	337,082

Commitments (Note G)

STOCKHOLDERS' EQUITY (DEFICIT):

Common stock, $.001 par value; 11,000,000 shares
authorized, 3,000,000 shares issued	3,000
Retained earnings (deficit)	(15,319)
Less: Treasury stock (500,000 shares held by subsidiary)	(500)

Total stockholders' equity (deficit)	(12,819)

Total liabilities and stockholders' equity (deficit)	$324,263

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

NATIONAL HEADHUNTERS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE PERIOD FROM FEBRUARY 1, 2001 (date operations

commenced) TO DECEMBER 31, 2001

Net service revenues	$ 213,405
Direct costs of services, consisting of payroll and payroll taxes for recruiters	141,765

Gross margin	71,640

Selling, general and administrative expenses	27,874
Shared service expense (paid to related party)	43,922
Amortization expense	10,666
Depreciation expense	1,047

Operating loss	(11,869)
Interest income (from related party)	11,667
Interest expense	(15,704)
Minority interest in consolidated subsidiary	2,837

Loss before income taxes	(13,069)
Income taxes	-

Net loss	$ (13,069)

Basic and diluted loss per share	$ (0.01)

Weighted average shares outstanding	2,500,000

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

NATIONAL HEADHUNTERS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE PERIOD FROM FEBRUARY 1, 2001 (date operations

commenced) TO DECEMBER 31, 2001

Total Stock-
Common Stock	Add’l	Retained	Trea-	holders'

			Paid-in	Earnings	sury	Equity
	Shares	Amount	Capital	(Deficit)	Stock	(Deficit)
Balance, February 1, 2001	-	$-	$-	$-	$-	$-

Issuance of stock in formation	120,000	120	150	-	-	270

Treasury stock held by subsidiary (20,000 shares)	-	-	-	-	(20)	(20)

Stock split (25 for 1)	2,880,000	2,880	(150)	(2,250)	(480)	-

Net loss	-	-	-	(13,069)	-	(13,069)

Balance, December 31, 2001	3,000,000	$3,000	$-	$(15,319)	$(500)	$(12,819)

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

NATIONAL HEADHUNTERS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 1, 2001 (date operations

commenced) TO DECEMBER 31, 2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (13,069)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,713
Minority interest	(2,687)
Changes in operating assets and liabilities (exclusive of effects of acquisition):
Accounts receivable	9,675
Prepaid commissions	(41,826)
Accrued interest receivable	(11,667)
Accounts payable	(14,615)
Deferred revenue	57,030
Accrued payroll costs	(800)
Accrued interest payable	11,667

Net cash and cash equivalents provided by operating activities	5,421

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	2,000
Note receivable-related party	(200,000)

Net cash and cash equivalents used in investing activities	(198,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	250
Deferred stock offering costs	(17,150)
Notes payable-related parties	200,000
Related party payable, net	33,675
Payments on acquisition obligations	(23,757)

Net cash and cash equivalents provided by financing activities	193,018

Net increase in cash and cash equivalents	439
Cash and cash equivalents at beginning of period	-

Cash and cash equivalents at end of period	$ 439

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ 4,037

Income taxes	$ -

Non-cash financing activities:
Stock split (25:1) declared	$ 2,880

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

NATIONAL HEADHUNTERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM FEBRUARY 1, 2001 (date operations

commenced) TO DECEMBER 31, 2001

NOTE A--NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION.  National Headhunters, Inc. (the "Company" or "NHI"), was organized and commenced operations on February 1, 2001 as a Nevada corporation.  The Company was formed as a holding company to effect the acquisition of assets and the assumption of certain liabilities of Blair Consulting Group, Inc. (the "Acquisition") through the Company's 80%-owned subsidiary, Blair Consulting Group, LLC ("Blair").  The Acquisition was consummated on February 1, 2001. The Company has adopted a fiscal year end of December 31.

On January 18, 2002, the Board of Directors declared a 25 for 1 stock split.  The stock split has been given retroactive effect (as if it occurred on February 1, 2001) for financial reporting purposes.

The Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission, which was declared effective on November 13, 2001.  The Company registered 120,000 (3,000,000 shares post-split) shares of Common Stock, par value $0.001 per share, which were offered at a price of $2.00 per share. The Company sold no shares related to this offering during the period ended December 31, 2001, however the offering was completed during January 2002 raising $240,000 (exclusive of offering costs).

NATURE OF OPERATIONS.  The Company provides permanent placement in the fields of accounting and finance, information technology, administrative, office and general management areas. The Company operates primarily in the greater metropolitan Kansas City, Missouri area. However it can and does provide permanent placement services throughout the United States.

PRINCIPLES OF CONSOLIDATION.  The accompanying consolidated financial statements include the accounts of NHI and its 80%-owned subsidiary, Blair Consulting Group, LLC.  All material intercompany balances and transactions have been eliminated in consolidation.

REVENUE RECOGNITION.  Permanent placement staffing revenues are deferred until such time as the Company's replacement guarantee period (up to 90 days) lapses.  The guarantee periods begin after the employment candidate accepts an offer of permanent employment and begins work.  The replacement guarantee provides its customers with free replacement should a placed employee voluntarily terminate their employment within 45 days of his or her start date and a 50% discount if the placed employee voluntarily terminates employment during the 46th through the 90th following his or her start date.

CASH AND CASH EQUIVALENTS.  The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

INCOME TAXES.  The Company was formed as a C-Corporation for income tax reporting purposes. Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided, when, in the opinion of management, it is more likely than not that a portion or all of a deferred tax asset will not be realized.

USE OF ESTIMATES.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results may differ from these estimates.

FURNITURE, FIXTURES AND EQUIPMENT.  Furniture, fixtures and equipment were primarily acquired through the Acquisition and are recorded at cost (fair value at date of acquisition).  Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets.

GOODWILL.  The Company has recorded goodwill resulting from its Acquisition of Blair Consulting Group, Inc. on February 1, 2001.  Such goodwill represents the excess of consideration paid over the fair value of net assets acquired and is amortized using the straight-line method over a five-year period.

LONG-LIVED ASSETS.  The Company reviews its long-lived assets, including goodwill and furniture, fixtures and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.  To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets.  The Company has determined that as of December 31, 2001, there has been no impairment in the carrying value of long-lived assets.

DEFERRED REVENUE.  Deferred revenue consists of billings in excess of recognized revenue relating to permanent placements during the refundable and replacement guarantee periods that the Company provides.  Such deferred revenue is recognized as income upon expiration of the applicable guarantee period.

ADVERTISING COSTS.  The Company expenses all advertising costs as incurred, which aggregated $4,292 for the period from February 1, 2001 (date operations commenced) to December 31, 2001.

BUSINESS SEGMENTS AND MAJOR CUSTOMERS.  The Company currently operates in one segment, the permanent placement business, based on the way management makes decisions, allocates resources and assesses performance.  Major customers in terms of significance to the Company's revenues (in excess of 10% of total revenues) for the period from February 1, 2001 (date operations commenced) to December 31, 2001, and accounts receivable at December 31, 2001 are as follows:

	Revenues	Accounts Receivable
Customer A	$35,000	$ -
Customer B	27,000	-

BASIC AND DILUTED EARNINGS PER SHARE.  Basic earnings per share are computed using the weighted average number of common shares outstanding during the period.  Diluted earnings per share are computed using the weighted average number of common and, if dilutive, common equivalent shares outstanding during the period.  Common equivalent shares consist of the incremental common shares issuable upon exercise of stock options, warrants and similar instruments (using the treasury stock method). The shares held by Company's consolidated subsidiary are not considered to be outstanding for the earnings per share computations as they are treated as shares held in treasury in the accompanying Consolidated Balance Sheet.  The 25 for 1 stock split declared on January 18, 2002, has been given retroactive effect (as if it occurred on February 1, 2001) for earnings per share purposes.

CONCENTRATIONS OF CREDIT RISK.  Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of notes receivable and notes payable.  At December 31, 2001, the Company's notes receivable and payable bear the same interest rate and maturity date and due to their short-term maturity their carrying value was considered the same as market value.

DERIVATIVE FINANCIAL INSTRUMENTS.  The Company held no derivative financial instruments during the period from February 1, 2001 (date operations commenced) to December 31, 2001.

RECENT ACCOUNTING PRONOUNCEMENTS.  In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" ("SFAS 141"), and SFAS No. 142, "Goodwill And Other Intangible Assets" ("SFAS 142"). SFAS 141 addresses the accounting for acquisitions of businesses and is effective for acquisitions occurring on or after July 1, 2001. SFAS 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill, and requires periodic evaluations of impairment of goodwill balances. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company amortizes $2,909 per quarter of goodwill related to the acquisition of Blair Consulting Group, Inc. that occurred on February 1, 2001. This amortization will cease after December 31, 2001 and a new method of testing goodwill for impairment will be adopted beginning January 1, 2002.

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

NOTE B--ACQUISITION OF BLAIR CONSULTING GROUP, INC.

Pursuant to an Asset Purchase Agreement dated and effective February 1, 2001,

NHI, through its 80%-owned subsidiary, Blair Consulting Group, LLC, purchased all tangible and intangible assets, and assumed certain liabilities of Blair Consulting Group, Inc. Total consideration paid was $61,203 based on the net liabilities assumed in the transaction.  Founded in 1996, Kansas City, Missouri-based Blair Consulting Group, Inc. specializes in recruiting and permanent placement of personnel.

The purchase price aggregated $61,203 (inclusive of negligible acquisition costs), which consisted of net liabilities assumed.  The acquisition has been recorded under the purchase method of accounting.  Accordingly, assets and liabilities were recorded at their fair values as of February 1, 2001, and operations of Blair Consulting Group, Inc. have been included in the Company's statement of operations commencing February 1, 2001.

A preliminary allocation of the fair value of the assets acquired and liabilities assumed is as follows:

Purchase price:
Accounts payable assumed	$ 14,615
Lease obligation assumed	6,872
Note payable obligation assumed	38,916
Payroll liabilities assumed	800

Total purchase price	$ 61,203

Preliminary allocation of purchase price:
Fair value of tangible assets and liabilities:
Accounts receivable	$ 9,675
Fixed assets	4,025
Other assets-assets held for sale	2,000
Accounts payable	(14,615)
Deferred revenue	(12,680)
Payroll liabilities	(800)
Acquisition obligations assumed	(45,787)

Intangible assets acquired	$ 58,182

The acquisition agreement provides for a reduction in the total amount of liabilities assumed if the acquired business does not generate minimum revenues ($65,000 for each six-month period) during the three-year period following the acquisition.  As of December 31, 2001, no reduction to the purchase price has occurred related to this provision.

The acquisition of Blair Consulting Group, Inc. occurred on February 1, 2001, which is the first day of operations presented herein.  The Company had no other operations prior to February 1, 2001; therefore, pro forma information would be the same as the reported operating results for the period from February 1, 2001 (date operations commenced) to December 31, 2001.

NOTE C--NOTE RECEIVABLE-RELATED PARTY

The Company has an unsecured note receivable in the amount of $200,000 from its 20% stockholder, E-Myth, LLC. The note bears interest at 10% with the entire principal and accrued interest balance due at maturity on January 1, 2002. Subsequent to December 31, 2001, the Company has received principal payments aggregating $100,000 related to this note receivable.

NOTE D--ACQUISITION OBLIGATIONS PAYABLE

Pursuant to the Acquisition (Note B) the Company agreed to reimburse the seller for payments made on the seller's remaining lease obligation and bank note payable.   The bank note payable bears interest at prime plus 3.00% (8.0% at December 31, 2001) and the total balance of obligations outstanding was $22,030 as of December 31, 2001.

NOTE E--NOTES PAYABLE-RELATED PARTIES

Notes payable as of December 31, 2001 consist of eight individual unsecured notes to stockholders or management of NHI, Blair or E-Myth, LLC, or their relatives with an aggregate principal balance of $200,000. The notes bear interest at 10% with the entire principal and accrued interest balance due at maturity on January 1, 2002.  Such notes payable were paid-off during January 2002.

NOTE F--INCOME TAX PROVISION

The income tax provision for the period from February 1, 2001 (date operations commenced) to December 31, 2001 consists of the following:

Tax Benefit (expense)

Current	$ -
Deferred	-

Income tax provision	$ -

The following table summarizes the significant differences between the Federal statutory tax rate and the Company's effective tax rate for financial reporting purposes:

Federal statutory tax rate	34.0%
State and local taxes net of Federal tax effect	3.0
Effect of graduated tax rates	(19.0)
Valuation allowance	(18.0%)

Effective tax rate	-0%

The tax effects of temporary differences primarily relate to net operating loss carryforwards, accelerated tax depreciation and differing amortization periods for goodwill for tax and book purposes, the net effects of which follow as of December 31, 2001:

Tax asset (liability)
Net operating loss carryforward	$1,350
Goodwill amortization	1,300
Fixed assets depreciation	(40)
Valuation allowance	(2,610)

$ -

The company has generated net operating loss carryforwards of approximately $6,700, which expires in 2016.  A valuation allowance of $2,610 has been applied to offset the tax benefit related to the net operating loss carryforward and other net deferred tax assets as of December 31, 2001 because of doubt about their realization.

NOTE G--SHARED SERVICES AGREEMENT

The Company has entered into a shared services agreement with E-Myth, LLC, the minority interest holder in the Company's subsidiary, Blair Consulting Group, LLC.  E-Myth, LLC provides office space and administrative, cash management, accounts receivable, accounts payable, payroll and accounting services to Blair for a fixed fee of $2,750 per month plus 5.00% of accounts receivable collections.  In addition, the Company reimburses E-Myth, LLC for its proportionate share of occupancy costs (exclusive of office rent), which includes among other items, utilities, telephone, and maintenance expenditures.

During the period from February 1, 2001 (date operations commenced) to December 31, 2001, the Company recorded operating expenses aggregating $43,922 related to this agreement.

NOTE H--RELATED PARTY TRANSACTIONS

During the period from February 1, 2001 (date operations commenced) to December 31, 2001 the Company recorded the following related party transactions, reflected in the accompanying Consolidated Statement of Operations:

Interest income on note receivable (Note C)	$ 11,667

Interest expense on notes payable (Note E)	$ 11,667

Selling, general and administrative expense (Note G)	$43,922

As of December 31, 2001 the Company had outstanding related party receivables (payables) as follows:

Note receivable (Note C)	$200,000

Notes payable (Note E)	$200,000

Related party payable (Note G and below)	$ 33,675

E-Myth, LLC and a Company shareholder have provided funding to the Company to meet its day-to-day liquidity needs.  The outstanding balance aggregated $28,416 as of December 31, 2001, which is classified as a current liability. This arrangement is informal, bears no interest and has no maturity date.

NOTE I--SUBSEQUENT EVENTS

The Company filed a Registration Statement with the Securities and Exchange Commission on Form SB-2 whereby it registered 120,000 (3,000,000 shares post split) shares of common stock for sale to the public at an estimated price of $2.00 per share.  This Registration Statement was declared effective on November 13, 2001. As of December 31, 2001 no shares were issued pursuant to this Registration Statement however all 120,000 (3,000,000 shares post split) shares were sold during January 2002 raising proceeds of $240,000 ($222,850 net of offering costs). The proceeds from this offering were used to retire outstanding notes payable to related parties in the amount of $200,000 and for general corporate purposes.

During January 2002 the Company issued a total of 180,000 (4,500,000 shares post split) unregistered shares to accredited investors for total consideration of $135,000.

On February 25, 2002, the Company (through its wholly-owned subsidiary Heritage Brick International, LLC) entered into an exclusive agreement to acquire a manufacturing facility (containing approximately 62,500 square feet) and approximately 22 acres in Miami, Oklahoma for a total purchase price of $410,000.  The Company intends to expand its operations into cement brick manufacturing with this facility for distribution to the residential and commercial markets.  In addition, the Company plans to utilize the facility to fabricate the specialized equipment needed to manufacture cement brick.  The Company provided a $105,000 deposit on the facility with closing to occur within 90 days.

*********************************

ITEM 8-CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

FINANCIAL DISCLOSURE

None.

PART III

ITEM 9-DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

EXECUTIVE OFFICERS AND DIRECTORS

The executive officers and directors of the Company and their ages as of the date of this Anuual Report to Shareholders are as follows:

NAME	AGE	POSITION
-----------------------	---	----------------------------
Cary Daniel	32	Principal Executive Officer and
		Chairman of the Board and President

James Windmiller	31	Principal Financial Officer,
		Director, Treasurer and Secretary

Michael Blair	32	Principal Operating Officer

CARY DANIEL - Mr. Daniel received a bachelor degree in psychology from Southwest Missouri State University in 1991.  Mr. Daniel has worked in the field of staffing and human resources for over 6 years. Mr. Daniel co-founded E-Myth, LLC in 1998 and continues to serve as the Principal Executive Officer of E-Myth, LLC a human resource services firm with locations in Kansas, Colorado and Missouri under the trade name "Human Resource".  From 1997 until 1998, Mr. Daniel held a management position with Century Personnel, Inc., a temporary personnel firm.  From 1995 to 1997, Mr. Daniel held a management position with Labor Ready, Inc., a temporary staffing firm. Mr. Daniel is in charge of overall management of NHI and will be in charge of the Company's acquisition efforts and anticipates spending approximately 25% of his time devoted to NHI matters.  Mr. Daniel has never served as a director or officer of any other publicly held company.

JAMES WINDMILLER - Mr. Windmiller has worked in the field of staffing and human resources for over 5 years. Mr. Windmiller co-founded E-Myth, LLC in 1998 and continues to serve as the Principal Financial Officer of E-Myth, LLC, a human resource services firm with locations in Kansas, Colorado and Missouri under the trade name "Human Resource".  From 1996 to 1998, Mr. Windmiller held a management position with Pierce Leahy, a corporate records management firm.  From 1995 until 1996, Mr. Windmiller held a management position with Labor Ready, Inc., a temporary personnel firm. Prior to 1995, Mr. Windmiller attended Longview Community College.  Mr. Windmiller is in charge of overall financial management of NHI and will assist Mr. Daniel in the Company's acquisition efforts and anticipates spending approximately 25% of his time devoted to NHI matters. Mr. Windmiller has never served as a director or officer of any other publicly held company.

MICHAEL BLAIR - Mr. Blair has worked in the permanent placement field for over 8 years. Mr. Blair founded Blair Consulting Group, Inc. in 1996 and served as its Chief Executive Officer until February 2001 at which time it was acquired by NHI.  From 1993 to 1996, Mr. Blair worked as a recruiter for Carrier Alternatives, a division of Linde Corporation, a permanent placement and temporary staffing firm. Mr. Blair received a bachelor degree in business administration in 1993 from the University of Missouri.  Mr. Blair is in charge of day-to-day operations of Blair Consulting Group, LLC which is the 80% owned subsidiary of NHI which operates all of the permanent placement business of NHI and will devote 100% of his time to NHI matters. In addition, Mr. Blair will assist Mr. Daniel in the Company's acquisition efforts. Mr. Blair has never served as a director or officer of any other publicly held company.

The directors of the Company are elected each year at the annual meeting of shareholders for a term of one year and receive no compensation. Each director serves until the expiration of his or her term and thereafter until his or her successor is duly elected and qualified. The Board of Directors on an annual basis appoints the executive officers of the Company.

During 2002, Mr. Jerry Mustain was identified as the manager of the Company’s brick manufacturing operations. Currently, Mr. Mustain provides service to the Company on an independent contractor basis ($750 per week).  However, an employment agreement is currently being negotiated with Mr. Mustain, which the Company expects to formalize in the near future.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act and the related regulations, require the Company's executive officers, directors, and persons who beneficially own more than 10% of the Company's Common Stock to file initial reports of their beneficial ownership of the Company's common stock and other equity securities of the Company with the Securities and Exchange Commission (SEC). In addition, such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by such persons.

To the Company's knowledge, based solely on the Company's review of such copies of reports furnished to the Company and written representations the Company believes that all Section 16(a) filing requirements applicable to its directors, executive officers, and ten percent owners were complied with.

ITEM 10-EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table provides certain summary information concerning compensation of the Company's chief executive officer and the four other most highly compensated executive officers of the Company (collectively, the "Named Executive Officers") since the Company's inception. There were no stock appreciation rights outstanding during the period from February 1, 2001 (date operations commenced) to December 31, 2001.

ANNUAL COMPENSATION	LONG-TERM COMPENSATION
------------------------------	------------------------------
AWARDS	PAYOUTS
----------------------	--------
						SECURITIES
				OTHER	RESTRICTED	UNDERLY-
NAME AND				ANNUAL	STOCK	ING	LTIP
PRINCIPAL	FISCAL	SALARY	BONUS	COMPENSATION	AWARD(S)	OPTIONS/	PAYOUTS
POSITION	YEAR	($)	($)	($)	(#)	SARs(#)	($)
----------	-----	-----	--------	------------	----------	----------	--------
Cary
Daniel	2001	/*/	/*/	/*/	/*/	/*/	/*/
Principal
Executive
Officer

James
Windmiller	2001	/*/	/*/	/*/	/*/	/*/	/*/
Principal
Financial
Officer,
Secretary

Michael
Blair	2001	*	$75,071#	*	*	*	*
Principal
Operating
Officer

NAME AND	ALL OTHER
PRINCIPAL	COMPENSATION
POSITION	($)
-------------------	-----------------------
Cary Daniel	/*/
Principal
Executive
Officer

James
Windmiller	/*/
Principal
Financial
Officer,
Secretary

Michael
Blair	/*/
Principal
Operating
Officer

-----------------------------------

/*/  Mr. Daniel and Mr. Windmiller are the owners and officers of E-Myth, LLC.  NHI has entered into an agreement with E-Myth, LLC whereby NHI pays a fixed monthly fee of $2,750 plus 5% of accounts receivable collections in exchange for its office space, payment for Mr. Daniel and Windmiller's services, bookkeeping, accounts receivable, accounts payable, payroll, cash management and other administrative services.  For the period from February 1, 2001 (date operations commenced) to December 31, 2001, NHI paid an aggregate amount of $43,922 to E-Myth, LLC for these services and office rent. Management estimates that approximately $13,750 of the total paid to E-Myth, LLC was for office space and the remainder of $30,172 represented payments for services.  Members of the Board of Directors receive no compensation for their services.

#  The bonus amount paid to Mr. Blair represents commissions paid on placement fees generated by himself and other recruiters.  Mr. Blair receives a commission equal to 60% of all fees he generates and an override equivalent to 8% to 20% on fees generated by other recruiters.

*  Not applicable.

EMPLOYMENT AGREEMENTS

There are no employment agreements between the Company and any of its management. Mr. Blair currently receives a commission equal to 60% of all fees generated by himself and a variable override on fees generated by other recruiters ranging from 8% to 20%.  The Company has no compensation plan or arrangement with any of its current or former Officers or Directors, which results or will result from the resignation, retirement, or any other termination by such individual of employment with the Company.

During 2002, Mr. Jerry Mustain was identified as the manager of the Company’s brick manufacturing operations. Currently, Mr. Mustain provides service to the Company on an independent contractor basis ($750 per week).  However, an employment agreement is currently being negotiated with Mr. Mustain, which the Company expects to formalize in the near future.

ITEM 11-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

On February 1, 2001, the Company received subscriptions for 60,000 shares (1,500,000 common shares after 25:1 stock split on January 18, 2002)of its Common Stock from SMR Investment Fund, LLC and for 40,000 shares (1,000,000 common shares after 25:1 stock split on January 18, 2002) from P&S Investment Management, Inc. at $0.001 per share, payable in cash. In addition, on February 1, 2001, 20,000 shares (500,000 common shares after 25:1 stock split on January 18, 2002) of common stock were issued to Blair Consulting Group, LLC for cash consideration of $150.  Blair Consulting Group, LLC is the 80% owned subsidiary of NHI, and therefore, such shares are deemed as shares held in treasury for financial accounting and reporting purposes and not outstanding for purposes of the following table.

The following table sets forth information concerning the beneficial ownership of the Common Stock as of the date of the Prospectus, for (a) each person known to the Company to be a beneficial owner of the Common Shares; (b) each director; (c) each executive officer designated in the section captioned "MANAGEMENT--Executive Compensation;" and (d) all directors and executive officers as a group. Except as otherwise noted, each person named below had sole voting and investment power with respect to such securities.

BENEFICIAL OWNERSHIP(1)
NAME AND ADDRESS (2)(5)(6)	SHARES	PERCENTAGE

Cary Daniel (2)	0	0.0%
James Windmiller (2)	0	0.0%
Michael Blair (2)	0	0.0%

SMR Investment Fund, LLC (3) 7500 College Blvd. Suite 900 Overland Park, KS 66210	60,000	60.0%
P&S Investment Management, Inc. (4) 7500 College Blvd. Suite 1215 Overland Park, KS 66210	40,000	40.0%
All directors and executive officers as a group (3 persons)	0	0.0%

------------------------

(1) Under the rules of the Commission, shares are deemed to be "beneficially owned" by a person if such person directly or indirectly has or shares (i) the power to vote or dispose of such shares whether or not such any person has pecuniary interest in such shares, or (ii) the right to acquire the power to vote or dispose of such shares within 60 days, including any right to acquire through the exercise of any option, warrant or right.  During January 2002, the Board of Directors declared a 25 for 1 stock split of all outstanding shares.  The above table reflects the pre-split number of shares.

(2) The address of each executive officer and director of the Company is c/o National Headhunters, Inc., 11658 West 75th Street, Shawnee, Kansas 66214.

(3) The controlling member of SMR Investment Fund, LLC is the First Trust Company of Onega as Trustee for the Troy D. Renkemeyer Individual Retirement Account.  An entity affiliated with SMR Investment Fund, LLC (through common ownership) serves as a lender to E-Myth, LLC. During January 2002, SMR Investment Fund, LLC disposed of its ownership in the Company.

(4) The shareholders of P&S Investment Management, Inc. are Mark Peterson, Cindy Peterson and Steve Peterson.  During January 2002, P&S Investment Management, Inc. reduced its ownership in the Company to 6,400 shares (160,000 shares post split).

(5) During January 2002, JME Holdings, Inc. acquired shares representing 30% of the outstanding shares of the Company.  JME Holdings, Inc. is indirectly owned by Jack Epps and located at 4808 West 140th Street, Overland Park, Kansas 66224.

(6) During January 2002, Mustain Family Trust acquired shares representing 30% of the outstanding shares of the Company.  Mustain Family Trust is controlled by Jerry Mustain and located at 2011 Yale, Miami, Oklahoma 74354. Mr. Jerry Mustain is expected to be the plant manager for the Company’s new brick manufacturing operations.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In a series of transactions, the Company borrowed in the aggregate, $200,000 at an interest rate of 10% per annum, which was lent by the Company's management or relatives of management and the principal shareholders (or affiliates thereof) (the "Related Party Loans"). Each of the related party loans is payable on January 1, 2002 (These loans were repaid in full during January 2002). The following table sets forth basic information relating to the Related Party Loans.

LENDER	DATE	AMOUNT

Re-Lock Properties, LLC,(1)	June 1, 2001	$ 105,000
Scot Renkemeyer (2)	June 1, 2001	50,000
Linda Manley (3)	June 1, 2001	25,000
Kevin Tubbesing (4)	June 1, 2001	10,000
Robert Daniel (5)	June 1, 2001	5,000
John Snellings (6)	June 1, 2001	3,000
Lee Daniel (7)	June 1, 2001	1,000
Michael Blair (8)	June 1, 2001	1,000
		---------
Total		$ 200,000
=========

------------------------

(1) Re-Lock Properties, LLC, is owned by Curt Renkemeyer and Daniel Lock, who are relatives of the indirect owners of SMR Investment Fund, LLC.

 (2) Scot Renkemeyer is a relative of the indirect owners of SMR Investment Fund, LLC.

(3) Linda Manley is the mother of Cary Daniel.

(4) Kevin Tubbesing is a director of E-Myth, LLC, the 20% minority interest holder in Blair Consulting Group, LLC.

(5) Robert Daniel is the father of Cary Daniel.

(6) John Snellings is employed as a manager for E-Myth, LLC, the 20% minority interest holder in Blair Consulting Group, LLC.

(7) Lee Daniel is the wife of Cary Daniel.

(8) Michael Blair is the Principal Operations Officer of NHI.

On June 1, 2001, the Company loaned the aggregate amount of $200,000 to E-Myth, LLC, the 20% minority interest holder in Blair Consulting Group, LLC (E-Myth, LLC is co-owned by Cary Daniel and James Windmiller), at an interest rate of 10% per annum. Such loans are due on January 1, 2002 including any accrued interest. E-Myth, LLC used the proceeds to complete the office space needed for NHI operations, to finance the cash management needs of Blair Consulting Group, LLC and develop accounting and administrative infrastructure (including client management and internet-based recruiting software) to support the ongoing operations of NHI.  During January 2002, a total of $100,000 was repaid on this note and $5,000 of accrued interest.

E-Myth, LLC and the Company have entered into a shared services agreement whereby NHI pays a fixed monthly fee of $2,750 plus 5% of accounts receivable collections in exchange for its office space, payment for Mr. Daniel and Windmiller's services, bookkeeping, accounts receivable, accounts payable, payroll, cash management and other administrative services.  For the period from February 1, 2001 (date operations commenced) to December 31, 2001, NHI paid an aggregate amount of $43,922 to E-Myth, LLC for these services and office rent.  The agreement is cancelable by either party upon 30 days written notice.  The Company intends to continue this agreement indefinitely and has not received any written or oral notices from E-Myth, LLC that it intends to discontinue this shared services arrangement. The terms of the shared services agreement was determined by Mr. Daniel and Mr. Windmiller who represent the Board of Directors and Executive officers of the Company and E-Myth, LLC.  The amount was based upon the Company’s proportionate office space utilized and actual rental rates and estimated utilization of shared personnel and other administrative services.  In general, the shared service agreement attempted to allocate to the Company its proportionate share of these costs with no inherent profit or benefit to either company.

E-Myth, LLC, which is controlled by Mr. Daniel and Mr. Windmiller, received a 20% minority interest in Blair Consulting Group, LLC in exchange for it agreeing to negotiate the acquisition of Blair Consulting Group, Inc. and consummating the closure of the transaction on February 1, 2001. The estimated value of the 20% interest in Blair Consulting Group, LLC received by E-Myth, LLC was minimal, based on terms of the transaction and the estimated value of Blair Consulting Group, LLC at the time of the purchase of Blair. The terms of the transaction was determined by Mr. Daniel and Mr. Windmiller who represent the Board of Directors and Executive officers of the Company and E-Myth, LLC.  These individuals were subject to a conflict of interest with respect to the terms of this transaction, because of their relationship to both companies.  Mr. Daniel and Mr. Windmiller were acting on behalf of NHI when they negotiated the purchase of Blair Consulting Group, Inc.  The 20% minority interest received by E-Myth, LLC was also determined by Mr. Daniel and Mr. Windmiller, and considered to be a fair value for the services provided based upon discussions with NHI’s principal shareholders.  There is an inherent conflict of interest between E-Myth, LLC and NHI because of common management. Management and the Board of Directors will attempt to make business decisions which are always beneficial to NHI and its shareholders and if matters involving conflicts of interest arise, management and the Board of Directors will make decisions that benefit NHI but are fair to all parties involved.  Any matters acted upon by management and the Board of Directors that may involve a conflict of interest will be timely and fully disclosed to shareholders in the Company’s various public reports.  Such disclosures will include the specific matters considered and decision process utilized so that shareholder’s may consider the fairness to the Company of the decision reached. NHI shareholders’ may or may not agree with the decisions of NHI’s management and Board of Directors on matters involving conflicts of interest.

PART IV

ITEM 13-EXHIBITS AND REPORTS ON FORM 8-K

(a)   INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
--------------	-----------------------------------------------------------
2.01*	Acquisition Agreement dated as of February 1, 2001, by and
between the Blair Consulting Group, Inc. and E-Myth, LLC

3.01*	Articles of Incorporation of Company

3.02*	Amendment to Articles of Incorporation of Company

3.03*	Bylaws of Company

3.04*	Amendment to Articles of Incorporation

4.01*	Form of Common Stock Certificate

10.01*	Shared Services Agreement, dated as of February 1, 2001,
by and between the Company and E-Myth, LLC

10.02*	Promissory Note Payable Agreement, dated June 1, 2001,
by and between the Company and Re-Lock Properties, LLC

10.03*	Promissory Note Payable Agreement, dated June 1, 2001,
by and between the Company and Scot Renkemeyer

10.04*	Promissory Note Payable Agreement, dated June 1, 2001,
by and between the Company and Linda Manley

10.05*	Promissory Note Payable Agreement, dated June 1, 2001,
by and between the Company and Kevin Tubbesing

10.06*	Promissory Note Payable Agreement, dated June 1, 2001,
by and between the Company and Robert Daniel

10.07*	Promissory Note Payable Agreement, dated June 1, 2001,
by and between the Company and John Snellings

10.08*	Promissory Note Payable Agreement, dated June 1, 2001,
by and between the Company and Lee Daniel

10.09*	Promissory Note Payable Agreement, dated June 1, 2001,
by and between the Company and Michael Blair

10.10*	Promissory Note Receivable Agreement, dated June 1, 2001,
by and between the Company and E-Myth, LLC

21.01*	Subsidiaries of the Company

------------------------

*    Previously filed with the Securities and Exchange Commission

------------------

(b)   Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended December 31, 2001.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL HEADHUNTERS, INC.
March 27, 2002	/s/ CARY DANIEL
Cary Daniel, President and Chairman of the Board of Directors (PRINCIPAL EXECUTIVE OFFICER)
March 27, 2002	/s/ JAMES WINDMILLER
James Windmiller, Chief Financial Officer, Director and Secretary (PRINCIPAL ACCOUNTING OFFICER)