Form 10QSB
period 2002-03-31
NATIONAL HEADHUNTERS INC
filed 2002-05-15
CIK 1145761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

--------------------------

FORM 10-QSB

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2002
[ ]	TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to _____________ Commission file number _________

HERITAGE COMPANIES, INC. (FORMERLY NATIONAL HEADHUNTERS, INC.)

(Name of Small Business Issuer in Its Charter)

NEVADA	43-1932733
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

                             Yes [X]        No [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Date                     Class                            Shares Outstanding

03/31/2002          Common stock - $ .001 par value             10,000,000

Transitional Small Business Disclosure Format (Check one): Yes [_]  No [X]

================================================================================

HERITAGE COMPANIES, INC.

(FORMERLY NATIONAL HEADHUNTERS INC.)

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS:	Page
Consolidated Balance Sheets as of March 31, 2002 (unaudited) and December 31, 2001	1

Consolidated Statements of Operations for the three months ended March 31, 2002 (unaudited) and the period from February 1, 2001 (date operations commenced) to March 31, 2001 (unaudited)	2

Consolidated Statements of Stockholders’ Equity (Deficit) for the three months ended March 31, 2002 (unaudited)	3

Consolidated Statements of Cash Flows for the three months ended March 31, 2002 (unaudited) and for the period from February 1, 2001 (date operations commenced) to March 31, 2001 (unaudited)	4

Notes to Consolidated Financial Statements	5

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	7

PART II - OTHER INFORMATION
ITEM 1 - LEGAL PROCEEDINGS	11
ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS	11
ITEM 3 - DEFAULTS UPON SENIOR SECURITIES	11
ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	11
ITEM 5 - OTHER INFORMATION	11
ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K	11
SIGNATURES	12

                                                                           ----

                                      -i-

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS:

The Company is providing herein the unaudited historical consolidated financial statements of Heritage Companies, Inc. (formerly National Headhunters, Inc.) as of March 31, 2002 and for the three months ended March 31, 2002 and for the period from February 1, 2001 (date operations commenced) to March 31, 2001. At a special shareholders meeting on May 14, 2002, the Company’s shareholders approved a change in the Company’s name from National Headhunters, Inc. to Heritage Companies, Inc. The accompanying unaudited financial information should be read in conjunction with the audited financial statements, including the notes thereto, as of December 31, 2001 and for the period from February 1, 2001 (date operations commenced) to December 31, 2001, included in the Company's Annual Report to Shareholders on Form 10-KSB.

HERITAGE COMPANIES, INC.

(FORMERLY NATIONAL HEADHUNTERS, INC.)

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2002 AND DECEMBER 31, 2001

ASSETS:	March 31, 2002 (unaudited)	December 31, 2001
Cash and cash equivalents	$ 76	$ 439
Accounts receivable (no allowance for doubtful accounts considered necessary)	40,030	-
Prepaid commissions	44,060	41,826
Related party receivable	38,131	-
Note receivable-related party	-	200,000
Deferred offering costs	-	17,150
Other current assets	-	11,667

Total current assets	122,297	271,082

Fixed assets:
Furniture and fixtures	1,500	1,500
Equipment	2,525	2,525
Construction-in-process	17,256	-

	21,281	4,025
Less accumulated depreciation	(1,332)	(1,047)

Fixed assets, net	19,949	2,978

Deposit on manufacturing facility purchase	105,000	-
Minority interest in consolidated subsidiary	2,953	2,687
Intangible assets	360,000	-
Goodwill, net	47,516	47,516

Total assets	$657,715	$324,263

 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

Accounts payable	$ 8,671	$ -
Deferred revenue	73,434	69,710
Accrued interest	-	11,667
Related party payable	-	33,675
Notes payable-related parties	-	200,000
Acquisition obligations payable	17,044	22,030

Total current liabilities	99,149	337,082
Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT):

Common stock, $.001 par value; 11,000,000 shares
authorized,10,500,000 and 3,000,000 shares issued, respectively	10,500	3,000
Additional paid-in capital	575,350	-
Retained earnings (deficit)	(26,784)	(15,319)
Less: Treasury stock (500,000 shares held by subsidiary)	(500)	(500)

Total stockholders' equity (deficit)	558,566	(12,819)

Total liabilities and stockholders' equity (deficit)	$657,715	$324,263

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

HERITAGE COMPANIES, INC.

(FORMERLY NATIONAL HEADHUNTERS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND

FOR THE PERIOD FROM FEBRUARY 1, 2001 (date operations

commenced) TO MARCH 31, 2001

(unaudited)

	Three Months Ended March 31, 2002	Period from February 1, 2001 (date operations commenced) to March 31, 2001
Net service revenues	$ 97,067	$20,050
Direct costs of services, consisting of payroll and payroll taxes for recruiters	65,164	15,709

Gross margin	31,903	4,341
Selling, general and administrative expenses	33,096	3,971
Shared service expense (paid to related party)	9,590	5,500
Amortization expense	-	1,939
Depreciation expense	285	190

Operating loss	(11,068)	(7,259)
Interest expense	(663)	(990)
Minority interest in consolidated subsidiary	266	1,620

Income (loss) before income taxes	(11,465)	(6,629)
Income taxes	-	-

Net loss	$(11,465)	$ (6,629)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	9,627,778	2,500,000

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

HERITAGE COMPANIES, INC.

(FORMERLY NATIONAL HEADHUNTERS, INC.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2002

(unaudited)

Total
Common Stock	Additional	Retained	Stockholders'
			Paid-in	Earnings	Treasury	Equity
	Shares	Amount	Capital	(Deficit)	Stock	(Deficit)

Balance, January 1, 2002	3,000,000	$3,000	$ -	$(15,319)	$(500)	$(12,819)

Issuance of stock, net of costs of $17,150	3,000,000	3,000	219,850	-	-	222,850

Private placement of stock	4,500,000	4,500	355,500	-	-	360,000

Net loss	-	-	-	(11,465)	-	(11,465)

Balance, March 31, 2001	10,500,000	$10,500	$575,350	$(26,784)	$(500)	$558,566

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

HERITAGE COMPANIES, INC.

(FORMERLY NATIONAL HEADHUNTERS, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND FOR

THE PERIOD FROM FEBRUARY 1, 2001 (date operations

commenced) TO MARCH 31, 2001

(unaudited)

	Three Months Ended March 31, 2002	Period from February 1, 2001 (date operations commenced) to March 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (11,465)	$ (6,629)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	285	2,129
Minority interest	(266)	(1,620)
Changes in operating assets and liabilities (exclusive of effects of acquisition):
Accounts receivable	(40,030)	(17,625)
Prepaid commissions	(2,234)	-
Other current assets	11,667	-
Accounts payable	8,671	(11,653)
Deferred revenue	3,724	14,620
Other current liabilities	(11,667)	(800)

Net cash and cash equivalents used in operating activities	(41,315)	(21,578)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to equipment	(17,256)	-
Deposit on manufacturing facility	(105,000)	-
Note receivable-related party	200,000	-

Net cash and cash equivalents provided by investing activities	77,744	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	240,000	300
Notes payable-related parties	(200,000)	-
Related party payable, net	(71,806)	25,256
Payments on acquisition obligations	(4,986)	(3,978)

Net cash and cash equivalents (used in) provided by financing activities	(36,792)	21,578

Net decrease in cash and cash equivalents	(363)	-
Cash and cash equivalents at beginning of period	439	-

Cash and cash equivalents at end of period	$ 76	$ -

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the three months for:
Interest	$ 663	$ 990
Income taxes	$ -	$ -

NONCASH FINANCING AND INVESTING ACTIVITIES:
Stock issued for intangible assets	$ 360,000	$ -

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

HERITAGE COMPANIES, INC.

(FORMERLY NATIONAL HEADHUNTERS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND

FOR THE PERIOD FROM FEBRUARY 1, 2001 (date operations

commenced) TO MARCH 31, 2001
(unaudited)

NOTE A—GENERAL

At a special shareholders meeting on May 14, 2002, the Company’s shareholders approved a change in the Company’s name from National Headhunters, Inc. to Heritage Companies, Inc.

The Company is providing herein the unaudited historical consolidated financial statements of Heritage Companies, Inc. (formerly National Headhunters, Inc.) as of March 31, 2002 and for the three months ended March 31, 2002 and for the period from February 1, 2001 (date operations commenced) to March 31, 2001.

The accompanying unaudited financial information should be read in conjunction with the audited financial statements, including the notes thereto, as of December 31, 2001 and for the period from February 1, 2001 (date operations commenced) to December 31, 2001, included in the Company's Annual Report to Shareholders on Form 10KSB as filed with the Securities and Exchange Commission.

The information furnished in this report reflects all adjustments (consisting of only normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002.

On January 18, 2002, the Board of Directors declared a 25 for 1 stock split.  The stock split has been given retroactive effect (as if it occurred on February 1, 2001) for financial reporting purposes.

NOTE B—-ORGANIZATION AND OPERATIONS

Heritage Companies, Inc. (formerly National Headhunters, Inc.- the "Company", “Heritage” or "NHI"), was organized and commenced operations on February 1, 2001 as a Nevada corporation.  The Company was formed as a holding company to effect the acquisition of assets and the assumption of certain liabilities of Blair Consulting Group, Inc. (the "Acquisition") through the Company's 80%-owned subsidiary, Blair Consulting Group, LLC ("Blair").  The Acquisition was consummated on February 1, 2001. The Company has adopted a fiscal year end of December 31. During 2002, the Company formed a wholly-owned subsidiary Heritage Brick International, Inc., to effect the planned acquisition of a manufacturing plant in Miami, Oklahoma.

The accompanying consolidated financial statements include the accounts of Heritage, its wholly-owned subsidiary, Heritage Brick International, Inc. and its 80%-owned subsidiary, Blair Consulting Group, LLC.  All material intercompany balances and transactions have been eliminated in consolidation.

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

NOTE C—RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" ("SFAS 141"), and SFAS No. 142, "Goodwill And Other Intangible Assets" ("SFAS 142"). SFAS 141 addresses the accounting for acquisitions of businesses and is effective for acquisitions occurring on or after July 1, 2001. SFAS 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill, and requires periodic evaluations of impairment of goodwill balances. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Prior to adopting this new standard, the Company amortized approximately $2,909 per quarter of goodwill related to the acquisition of Blair Consulting Group, Inc. that occurred on February 1, 2001. This amortization has ceased after December 31, 2001 and a new method of testing goodwill for impairment has been adopted beginning January 1, 2002.

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

The adoption of these standards did not have a significant effect on the Company’s financial position, results of operations and cash flows.

NOTE D—PENDING ACQUISITION OF MANUFACTURING FACILITY IN MIAMI, OKLAHOMA

On February 25, 2002, the Company (through its wholly-owned subsidiary Heritage Brick International, LLC) entered into an exclusive option agreement to acquire a manufacturing facility (containing approximately 62,500 square feet) and approximately 22 acres in Miami, Oklahoma for a total purchase price of $410,000.  The Company intends to expand its operations into cement brick manufacturing with this facility for distribution to the residential and commercial markets.  In addition, the Company plans to utilize the facility to fabricate the specialized equipment needed to manufacture cement brick.  The Company has funded a $105,000 cash deposit on the purchase of this facility and must give formal notice to the Seller of the Company’s intent to exercise the option prior to May 28, 2002 with closing to occur within 30 days of the exercise of the option.

The Company is currently seeking mortgage debt financing to fund the closing of this purchase agreement, however it is also seeking alternative sources of capital (lease financing and/or equity) should mortgage financing not be forthcoming. There can be no assurances that the Company will be successful in its efforts to obtain financing and/or other funding in order to complete the purchase of this manufacturing facility, especially given the difficult financing environment for start-up operations and the location of the manufacturing facility.  Should the Company be unsuccessful in obtaining adequate financing in order to affect the purchase of this manufacturing facility, the Company would be required to charge-off the deposit and the intangible assets associated with the manufacturing facility.

NOTE E—STOCK ISSUANCES

The Company issued 3,000,000 shares during January 2002 raising proceeds of $240,000 ($222,850 net of offering costs). The proceeds from this offering were used to retire outstanding notes payable to related parties in the amount of $200,000 and for general corporate purposes.

During January 2002 the Company issued a total of 4,500,000 shares of unregistered shares to two accredited investors for total consideration valued at $360,000 (value based on other sales of shares for cash proceeds during the same time period). The shares were issued as consideration for intangible assets (comprised of noncompetition agreements, proprietary and confidential information related to the brick manufacturing process and the fabrication of the specialized brick manufacturing equipment and other intellectual properties) related to the Company’s planned entry into the concrete brick manufacturing industry.  The Company is in the process of evaluating and allocating the consideration paid to the various types of intangibles acquired. Management believes that the majority, if not all, of the intangibles arising from these transactions will not be subject to amortization or at least the amortization period will not begin until such time as the Company has successfully acquired the Miami, Oklahoma plant.

NOTE F--SUBSEQUENT EVENTS

At a special shareholders meeting on May 14, 2002, the Company’s shareholders approved a change in the Company’s name from National Headhunters, Inc. to Heritage Companies, Inc.

On April 9, 2002 the Board of Directors declared a 12.5% common stock dividend to shareholders of record on April 12, 2002 and payable on April 30, 2002.

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

Blair's business strategy is to grow shareholder value by hiring experienced recruiters and/or by acquiring other businesses in the permanent placement or other industries.  Such expansion is intended to attain synergies through increasing the number of Company recruiters and their geographical coverage while consolidating administrative and back-office support services in order to attain overall cost savings.  The Blair acquisition was the first acquisition by the Company and provided Heritage with a base to grow its placement operations.

During the period ended March 31, 2002, Blair hired two new recruiters in accordance with its expansion strategy. Blair has found that it may be more cost efficient and expose the Company to less financial risk, to target and hire individual recruiters rather than acquiring entire entities.  This enables the Company to identify top producers for hiring purposes who can immediately generate incremental revenues without the Company incurring the additional time and cost of integrating entire companies and their workforces. Management believes it has been able to hire the best recruiters from its competitors and has been pleased with the results of the new recruiters hired in 2002 and 2001.  Because this direct hiring approach requires less financial resources and overall risk (as compared to acquiring entire permanent placement businesses), the Company intends to explore other ways, other businesses and other industries in order to expand Heritage’s operations and shareholder value.

The Company has been approached by several companies,(from outside the permanent placement industry) to be acquired by or merge with Heritage. The Company may finance future acquisitions in whole or in part with Common Stock (which could result in dilution to existing shareholders), indebtedness, or cash.

During the first quarter of 2002, Heritage and its Board of Directors determined that it could expand its operations and maximize shareholder value by diversifying its business into other areas.  In particular, the Company reviewed the feasibility of entering the construction materials industry and specifically to diversify its business platform into the concrete brick manufacturing market.  In that regard, on February 25, 2002 the Company’s wholly-owned subsidiary, Heritage Brick International, LLC, executed an exclusive contract, which allows it to purchase an existing manufacturing facility in the Miami, Oklahoma area for a total purchase price of $410,000.  The facility encompasses approximately 22 acres of land and buildings totaling 62,500 square feet, which will be used to produce concrete brick for the residential and commercial markets.  The Miami, Oklahoma facility will also be used to fabricate the specialized equipment necessary to manufacture concrete brick for future Company expansion to other areas of the United States and for the sale of “turn-key” plants.

The Company is currently seeking mortgage debt financing to fund the closing of this purchase agreement, however it is also seeking alternative sources of capital (lease financing and/or equity) should mortgage financing not be forthcoming. There can be no assurances that the Company will be successful in efforts to obtain financing and/or other funding in order to complete the purchase of this manufacturing facility, especially given the difficult financing environment for start-up operations and the location of the manufacturing facility. Should the Company be unsuccessful in obtaining adequate financing in order to affect the purchase of this manufacturing facility, the Company would be required to charge-off the deposit and the intangible assets associated with the manufacturing facility.

Heritage Brick International has available to it, management and a workforce in Miami, Oklahoma with substantial experience in the brick manufacturing business including the fabrication of the specialized equipment necessary to produce concrete brick. Pending completion of the acquisition of the Miami Oklahoma manufacturing plant, the Company intends to either acquire used equipment or fabricate its own equipment to begin brick production.  The Company is currently negotiating the potential acquisition of used equipment that could be used in the Miami, Oklahoma plant.  In addition, fabrication has commenced on the equipment necessary to fully equip a brick manufacturing facility, which could be used in the Miami, Oklahoma plant or for expansion into new markets.

The purchase of this facility will allow Heritage entry into the brick manufacturing market. The Company intends to expand into other markets in the United States for the manufacture and sale of its brick products and specialized equipment.

Management intends to focus on its brick manufacturing business during 2002, but will continue to grow its permanent placement business by seeking to acquire the services of additional experienced recruiters rather than acquiring entire permanent placement businesses.  However, entry into this market will be very difficult to accomplish (if not impossible) if the Company is unsuccessful in obtaining the necessary financing for the acquisition of the Miami, Oklahoma manufacturing facility.

While the Company has less than two years of operating history and has experienced minimal operating losses to date, management believes that it will generate adequate cash flow from existing operations to meet its operating needs for at least the upcoming 12 months without raising additional funds for the permanent placement operations.  However, the Company will need to obtain adequate financing in order to close the purchase of the brick manufacturing facility and to finance start-up operations of the brick manufacturing plant.  Management expects to utilize mortgage financing to purchase the brick facility, however no such financing has currently been arranged for or committed to and the current financing market is difficult for start-up operations and for facilities located in suburban areas such as Miami, Oklahoma.

MANAGEMENTS DISCUSSION AND ANALYSIS OF HISTORICAL OPERATING RESULTS

The following discussion should be read in conjunction with the Company's consolidated financial statements as of March 31, 2002 and for the three months ended March 31, 2002 and for the period from inception (February 1, 2001) to March 31, 2001, which are included elsewhere in this filing.  Certain statements in this discussion relating to matters that are not historical facts are forward-looking statements that involve a number of risks and uncertainties.

MANAGEMENT'S DISCUSSION AND ANALYSIS – THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE PERIOD FROM INCEPTION (FEBRUARY 1, 2001) TO MARCH 31, 2001

REVENUE

During the three months ended March 31, 2002 the Company generated revenues of $97,067 from placement fees, which exceeded management’s expectation for the quarter. Revenues were $77,017 or 384.1% higher than corresponding period in 2001 as the 2002 period included one additional month and the Company did not experience the disruptions to operations from the February 1, 2001 acquisition and move to new office space during the three months ended March 31, 2002. In addition, management was pleased to see an increased demand for placement services offered by the Company even though the overall economy has declined and the repercussions of the September 11, 2001 attacks on America and related impact to the United States economy. Management cannot predict how significant the attacks on America and the related decline in the United States economy will impact the Company’s revenues in future quarters of 2002, however management is optimistic that positive revenue trends will continue.

No revenues were generated from the Company’s Heritage Brick International, LLC subsidiary during the 2002 period, as the Company has not yet been able to close on the acquisition of the Miami, Oklahoma plant. Future quarters’ revenues will be impacted if the Company is successful in closing on the purchase of the Miami, Oklahoma plant and ultimately by the Company’s entry into the concrete brick manufacturing industry.

DIRECT COSTS OF SERVICES

During the three months March 31, 2002 the Company incurred direct costs of services of $65,164 or 66% of placement revenues.  Direct costs of services include payroll (commissions) paid to recruiters and related taxes, which is directly variable with and based on a percentage of placement fees.  The 66% paid for direct costs of services was higher than management’s expectations as the Company incurred costs associated with one recruiter hired late in 2001 (without any corresponding revenues) whose employment was terminated in March 2002.

OPERATING EXPENSES

Operating expenses incurred during the three months ended March 31, 2002 totaled $42,971. Operating expenses have increased as a result of professional fees and other expenses necessary for a public company (including audit fees, transfer agent fees, etc.). In addition, general and administrative expenses include $9,590 related to the shared services agreement with E-Myth, LLC, which is substantially a fixed cost. Operating costs are expected to increase as the Company enters the concrete brick manufacturing industry and as permanent placement operations increase.

NON-OPERATING INCOME (EXPENSES)

During the three months ended March 31, 2002 the Company had net non-operating expenses of $397 primarily related to interest expense on the Company’s line of credit.  Interest costs have declined from the comparable period in 2001 due to reductions in interest rates and interest-bearing debt balances outstanding.

NET INCOME (LOSS)

For the three months ended March 31, 2002, net loss was $11,465.

LIQUIDITY AND CAPITAL RESOURCES

The Company held cash and cash equivalents of $76 and a net working capital of $23,148 as of March 31, 2002.  Deferred revenue aggregated $73,434, which is included in current liabilities at March 31, 2002, and therefore decreased net working capital. Deferred revenue represents placement fees not recognized as revenue until the guarantee period lapses.  Management fully expects such guarantee periods will lapse without any form of refund and therefore will not represent a current cash outlay.  The Company’s day-to-day (short-term) liquidity needs are currently funded by the related company payable/receivable with E-Myth, LLC and advances from other major stockholders.  The related party payable/receivable provides funding for the Company as E-Myth, LLC advances or borrows funds to meet the Company’s daily liquidity needs.  There is no formal provision in the shared services agreement between the Company and E-Myth, LLC, which establish a maximum borrowing amount.  However, the Company expects that E-Myth, LLC to fund reasonable short-term liquidity needs because of the related party nature of the borrowings and common management and Board of Directors.

Management is currently seeking mortgage financing in order to complete the acquisition of the Miami, Oklahoma manufacturing facility and to finance start-up operations in the concrete brick manufacturing industry.  However, current market conditions are difficult for financing of start-up operations and the Company may not be able to locate adequate financing. In such event, the Company may be compelled to seek alternative sources of financing, including funding from nontraditional lenders or other lending/leasing/equity sources. There are no assurances that such alternative sources of financing will be available under commercially reasonable terms, especially given the difficult financing environment for start-up operations and the location of the manufacturing facility.  If the Company is unable to obtain adequate financing for the purchase of the Miami, Oklahoma plant in the near future it may not be able to complete the purchase and will be forced to forfeit its $105,000 deposit on the plant purchase and potentially charge-off the tangible and intangible assets associated with the brick operations.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

a)

There has been no change in the instruments defining the rights of any class of registered securities.

b)

There has been no change in the rights of any class of registered securities as a result of any issuance or modification of any other class of securities.

c)

Issuance of unregistered securities during the three months ended March 31, 2002 include the following:

During January 2002 the Company issued a total of 4,500,000 shares of unregistered shares to two accredited investors for total consideration valued at $360,000 (value based on other sales of shares for cash proceeds during the same time period). Such common shares were issued in reliance upon Section 4(2) of the Securities Act of 1933 (the "Securities Act") The shares were issued as consideration for intangible assets (comprised of patents, non competition agreements, and other intellectual properties) related to the Company’s entry into the concrete brick manufacturing industry. Each of the offerees in these transactions were given complete and unfettered access to the Company's books and records. The Company further determined that each offeree had knowledge and experience in financial and business matters that he, she or it was capable of evaluating the merits and risks of the investment.

d)

The Company’s Registration Statement on Form SB-2 was declared effective on November 13, 2001 (333-66994).  The Company registered 120,000 shares (3,000,000 shares post split) of Common Stock, par value $0.001 per share, which were offered at a price of $2.00 per share ($0.08 per share post split).  The Company sold all of the shares related to this offering during January 2002 at the offering price of $2.00 per share ($0.08 per share post split) raising $240,000 ($222,850 net of offering costs of $17,150). The offering costs related to accounting and legal fees, transfer agent fees and other direct costs paid to third parties.  Proceeds of the offering were used for repayment of interest-bearing debt to related parties and other general corporate purposes.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At a special shareholders meeting on May 14, 2002, the Company’s shareholders approved a change in the Company’s name from National Headhunters, Inc. to Heritage Companies, Inc.

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)   INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
------------	---------------------------------------------------------------
2.01*	Acquisition Agreement dated as of February 1, 2001, by and
between the Blair Consulting Group, Inc. and E-Myth, LLC

2.02	Option agreement dated February 25, 2002 by and between Heritage Brick International, LLC and Baxter State Bank

3.01*	Articles of Incorporation of Company

3.02*	Bylaws of Company

4.01*	Form of Common Stock Certificate

10.01*	Shared Services Agreement, dated as of February 1, 2001, by
and between the Company and E-Myth, LLC

------------------

* Previously filed with the Securities and Exchange Commission.

(b)   Reports on Form 8-K

None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE COMPANIES, INC. (formerly NATIONAL HEADHUNTERS, INC.)
May 15, 2002	/s/ CARY DANIEL
Cary Daniel, President and Chairman of the Board of Directors (PRINCIPAL EXECUTIVE OFFICER)
May 15, 2002	/s/ JAMES WINDMILLER
James Windmiller, Chief Financial Officer, Director and Secretary (PRINCIPAL ACCOUNTING OFFICER)

Exhibit  2.02

OPTION TO PURCHASE

Option granted this 25th day of February, 2002, by Baxter State Bank, 1401 Military Ave., P.O. Box 71, Baxter Springs, Kansas, “Optionor,” to Heritage Brick International, LLC, of Kansas City, Missouri, “Optionee,” at the City of Miami, Ottawa County, State of Oklahoma.

SECTION ONE

GRANT OF OPTION

Optionor, in consideration of the sum of One Hundred Five Thousand Dollars ($105,000.00) paid by Optionee to Optionor, receipt of which Optionor acknowledges, grants to Optionee the exclusive right and option to purchase, on the following terms and conditions, that real property located in Ottawa County, Oklahoma, more specifically described as follows, to-wit:

A tract of land all lying in part of Lot 2, part of the SE ¼ NW ¼  and part of the NE ¼ NW ¼ of Section 7, Township 28 North, Range 23 East of the Indian Meridian, Ottawa County, Oklahoma, more particularly described as follows, to-wit: Beginning at a point on the East boundary line of Lot 2, said point being N. 00°  07.93’ W. for a distance of 174.32 feet from the Southeast corner of Lot 2; thence N. 00° 07.93’ W. for a distance of 25.68 feet; thence East for a distance of 1278.41 feet to a point on the East right of way line of Highway No. 66 and 69; thence S. 51° 31.23’ W. along said right of way line for a distance of 1728.12 feet; thence S. 51° 04.85’ E. for a distance of 364.04 feet to the point of beginning;

The “Property,” together with the improvements thereon and the appurtenances thereunto belonging, commonly known as the Miami Stone property.

SECTION TWO

OPTION PERIOD

The term of this Option shall be ninety (90) days commencing on the 25th day of February, 2002, and continuing until 3:00 o’clock P.M. on the 28th day of May, 2002.

SECTION THREE

PURCHASE PRICE OF PROPERTY

The full purchase price of the Property is Four Hundred Ten Thousand Dollars ($410,000.00), which shall be payable as provided in this Option Agreement if Optionee elects to exercise this Option.

SECTION FOUR

APPLICATION OF CONSIDERATION TO PURCHASE PRICE

If Optionee purchases the Property described in this Option under the terms and conditions of this Option agreement, the consideration paid for this Option shall be applied to the purchase price.

SECTION FIVE

EXERCISE OF OPTION

Optionee may exercise this Option by delivering to Optionor written notices of the exercise, signed by the Optionee, before the time set forth in this Option Agreement for expiration.  Such delivery of notice shall not be effective until received by Optionor at its offices at 1401 Military Avenue in Baxter Springs, Kansas.  Within thirty (30) days after receipt of the notice, Optionor shall deliver to Optionee, as Optionee shall direct, against payment of the purchase price, a general warranty deed to the Property.  Tender of Optionee’s valid check for the balance of the purchase prices as set forth above shall constitute a sufficient tender.

SECTION SIX

PROOF OF TITLE

1.

Optionor shall, at its expense, upon Optionee’s exercise of option, furnish Optionee with a currently certified abstract of title evidencing merchantable title in Optionor.  Merchantability shall be determined pursuant to Oklahoma Title Examination Standards, Title 16, O.S.A., Ch. 1, App.

2.

Title to the Property shall be conveyed free and clear of all encumbrances, except mineral reservations, easements and rights of way of record.

SECTION SEVEN

APPORTIONMENT OF TAXES AND ASSESSMENTS

The ad valorem taxes on the Property, whether a lien or not, assessed or to be assessed for the year in which this transaction is finally consummated shall be prorated between the parties to the date of delivery of the deed of conveyance; if the taxes are not determinable at the time of delivery of the deed of conveyance, the amount of the prior year’s taxes shall then be used as a basis of the proration.  All special assessments, if any, shall be divided between the parties so that Optionor pays those assessment due up to the closing and Optionee assumes payment of all future installments.

SECTION EIGHT

FAILURE TO EXERCISE THE OPTION

If Optionee does not exercise this option in accordance with its terms and within the Option period, this Option and the rights of Optionee shall automatically and immediately terminate without notice.  In the event Optionee fails to exercise this Option, Optionor shall retain the sum paid as consideration for this Option and be under no obligation to complete the Purchase and Sale contemplated under this Option Agreement.  Optionee acknowledges having paid such sum in consideration of having had the exclusive right to purchase the Property during the Option period and disclaims all right, title and interest in the Property, legal or equitable, in the even Optionee fails to exercise the Option prior to expiration.

SECTION NINE

TIME OF THE ESSENCE

Time is of the essence of this Option.

SECTION TEN

CONDITION OF PREMISES

Optionee acknowledges that Optionor holds title to the Property pursuant to a Sheriff’s Deed, Order Confirming Sale and Writ of Assistance authorized and issued by the District Court of Ottawa County, Oklahoma.  Optionee further acknowledges that Optionor has made no representations to Optionee as to the condition of the premises and Optionee is relying solely upon its own information as to the condition of the premises and improvements, as well as any defects or hazards, environmental or otherwise, which may exist in, on or under the property or structures situated thereon.

SECTION ELEVEN

NO PERSONALTY TO BE CONVEYED

Optionee acknowledges that it is granted only the right to purchase the real property described above.  No right to purchase any personalty of any nature whatsoever, which may be or may have been located on the premises, is conveyed hereby.

SECTION TWELVE

APPLICABLE LAW AND JURISDICTION

The terms and provisions of this Option shall be construed under the laws of the State of Oklahoma, and the parties do hereby submit to the jurisdiction of the District Court of Ottawa County, Oklahoma, which shall be the proper venue for any action to enforce the rights and obligations hereby created.

SECTION THIRTEEN

BROKER’S COMMISSION

Optionee agrees that Optionor has no responsibility for any claim by any real estate agent or broker, or any business broker, on account of any sales commission that may be claimed due by an agent or broker.  In the even that any such agent or broker shall assert a claim against Optionor on account of or for a commission arising out of a sale of the Option Property, then Optionee shall indemnify and hold harmless Optionor from any and all such claims, and any and all commissions that might be claimed by any broker or agent shall be the sole responsibility and obligation of Optionee.  This paragraph shall not apply to any broker with whom Optionor has contracted.

SECTION FOURTEEN

BINDING EFFECT

1.

This Option shall bind and inure to the benefit of the parties to it, and their respective heirs, successors or assigns.

2.

The parties have hereunto set their hands and seals this day and year first written above.

BAXTER STATE BANK, Optionor

     /s/ James Hoskins

By_________________________________, Its President

HERITAGE BRICK INTERNATIONAL, LLC, Optionee

    /s/  Jerry Mustain

By____________________________________

     President

Its___________________

STATE OF ___________

)

COUNTY OF ______________

)SS.

Subscribed and acknowledged before me this ______ day of ___________, 2002, by _____________________, ______ President of Baxter State Bank.