Form 10QSB
period 2002-06-30
HERITAGE COMPANIES INC
filed 2002-08-13
CIK 1145761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

--------------------------

FORM 10-QSB

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2002
[ ]	TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to _____________ Commission file number _________

HERITAGE COMPANIES, INC.

(Name of Small Business Issuer in Its Charter)

NEVADA	43-1932733
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

                             Yes [X]        No [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Date                     Class                            Shares Outstanding

07/31/2002          Common stock - $ .001 par value             10,060,052

Transitional Small Business Disclosure Format (Check one): Yes [_]  No [X]

================================================================================

HERITAGE COMPANIES, INC.

(FORMERLY NATIONAL HEADHUNTERS INC.)

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS:	Page
Consolidated Balance Sheets as of June 30, 2002 (unaudited) and December 31, 2001	1

Consolidated Statements of Operations for the six months ended June 30, 2002 (unaudited) and the period from February 1, 2001 (date operations commenced) to June 30, 2001	2

Consolidated Statements of Operations for the three months ended June 30, 2002 and 2001 (unaudited)	3

Consolidated Statements of Stockholders’ Equity (Deficit) for the six months ended June 30, 2002 (unaudited)	4

Consolidated Statements of Cash Flows for the six months ended June 30, 2002 (unaudited) and for the period from February 1, 2001 (date operations commenced) to June 30, 2001	5

Notes to Consolidated Financial Statements	6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	8

PART II - OTHER INFORMATION
ITEM 1 - LEGAL PROCEEDINGS	12
ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS	12
ITEM 3 - DEFAULTS UPON SENIOR SECURITIES	12
ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	12
ITEM 5 - OTHER INFORMATION	12
ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K	13
SIGNATURES	14

                                      -i-

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS:

HERITAGE COMPANIES, INC.

(FORMERLY NATIONAL HEADHUNTERS, INC.)

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2002 AND DECEMBER 31, 2001

ASSETS:	June 30, 2002 (unaudited)	December 31, 2001
Cash and cash equivalents	$ 4,878	$ 439
Accounts receivable (no allowance for doubtful accounts considered necessary)	68,875	-
Prepaid commissions	70,940	41,826
Related party receivable	36,551	-
Note receivable-related party	-	200,000
Deferred offering costs	-	17,150
Other current assets	-	11,667

Total current assets	181,244	271,082

Fixed assets:
Furniture and fixtures	1,500	1,500
Equipment	2,525	2,525
	4,025	4,025
Less accumulated depreciation	(1,617)	(1,047)

Fixed assets, net	2,408	2,978

Minority interest in consolidated subsidiary	-	2,687
Goodwill, net	47,516	47,516

Total assets	$231,168	$324,263

 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

Accounts payable	$ 7,694	$ -
Deferred revenue	118,246	69,710
Accrued interest	-	11,667
Related party payable	-	33,675
Notes payable-related parties	-	200,000
Acquisition obligations payable	16,169	22,030

Total current liabilities	142,109	337,082

Minority interest in consolidated subsidiary	4,012	-
Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT):

Common stock, $.001 par value; 20,000,000 shares
authorized, 10,622,552 and 3,000,000 shares issued, respectively	10,622	3,000
Additional paid-in capital	575,291	-
Retained earnings (deficit)	(500,303)	(15,319)
Less: Treasury stock (562,500 and 500,000 shares held by subsidiary, respectively)	(563)	(500)

Total stockholders' equity (deficit)	85,047	(12,819)

Total liabilities and stockholders' equity (deficit)	$231,168	$324,263

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

HERITAGE COMPANIES, INC.

(FORMERLY NATIONAL HEADHUNTERS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND FOR THE PERIOD FROM FEBRUARY 1, 2001 (date operations commenced) to June 30, 2001

 (unaudited)

	2002	2001
Net service revenues	$ 194,505	$ 57,100
Direct costs of services, consisting of payroll and payroll taxes for recruiters	100,529	26,795

Gross margin	93,976	30,305
Selling, general and administrative expenses	54,546	9,966
Shared service expense (paid to related party)	21,901	17,985
Impairment of brick manufacturing assets	494,456	-
Amortization expense	-	4,848
Depreciation expense	571	476

Operating loss	(477,493)	(2,970)
Interest income	-	1,667
Interest expense	(787)	(3,492)
Minority interest in consolidated subsidiary	(6,699)	877

Loss before taxes	(484,984)	(3,918)
Income taxes	-	-

Net loss	$(484,984)	$ (3,918)

Basic and diluted net loss per share	$ (0.049)	$(0.001)

Weighted average shares outstanding	9,881,912	2,500,000

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

HERITAGE COMPANIES, INC.

(FORMERLY NATIONAL HEADHUNTERS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001

 (unaudited)

	2002	2001
Net service revenues	$ 97,438	$ 37,050
Direct costs of services, consisting of payroll and payroll taxes for recruiters	35,365	11,086

Gross margin	62,073	25,964
Selling, general and administrative expenses	21,450	5,995
Shared service expense (paid to related party)	12,311	12,485
Impairment of brick manufacturing assets	494,456	-
Amortization expense	-	2,909
Depreciation expense	285	286

Operating earnings (loss)	(466,423)	4,289
Interest income	-	1,667
Interest expense	(125)	(2,502)
Minority interest in consolidated subsidiary	(6,965)	(743)

Income (loss) before taxes	(473,519)	2,711
Income taxes	-	-

Net income (loss)	$(473,519)	$ 2,711

Basic and diluted earnings (loss) per share	$ (0.047)	$ 0.001

Weighted average shares outstanding	10,052,712	2,500,000

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

HERITAGE COMPANIES, INC.

(FORMERLY NATIONAL HEADHUNTERS, INC.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2002

(unaudited)

Total
Common Stock	Additional	Retained	Stockholders'
			Paid-in	Earnings	Treasury	Equity
	Shares	Amount	Capital	(Deficit)	Stock	(Deficit)

Balance, January 1, 2002	3,000,000	$3,000	$ -	$(15,319)	$(500)	$(12,819)

Issuance of stock, net of costs of $17,150	3,000,000	3,000	219,850	-	-	222,850

Private placement of stock	4,500,000	4,500	355,500	-	-	360,000

Return & cancellation of shares	(1,057,776)	(1,058)	1058	-	-	-

Stock dividend 12.5%	1,180,328	1,180	(1,117)	-	(63)	-

Net loss	-	-	-	(484,984)	-	(484,984)

Balance, June 30, 2002	10,622,552	$10,622	$575,291	$(500,303)	$(563)	$85,047

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

HERITAGE COMPANIES, INC.

(FORMERLY NATIONAL HEADHUNTERS, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND FOR

THE PERIOD FROM FEBRUARY 1, 2001 (date operations

commenced) TO JUNE 30, 2001

(unaudited)

	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (484,984)	$ (3,918)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of brick manufacturing assets	494,456	-
Depreciation and amortization	570	5,324
Minority interest	6,699	(877)
Changes in operating assets and liabilities (exclusive of effects of acquisition):
Accounts receivable	(73,875)	(18,025)
Prepaid commissions	(29,114)	(18,900)
Other current assets	11,667	(1,666)
Accounts payable	7,694	(11,968)
Deferred revenue	48,536	45,620
Other current liabilities	(11,667)	867

Net cash and cash equivalents used in operating activities	(30,018)	(3,543)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to equipment	(24,456)	-
Proceeds from sale of equipment	-	2,000
Deposit on manufacturing facility	(105,000)	-
Note receivable-related party	200,000	(200,000)

Net cash and cash equivalents provided by (used in) investing activities	70,544	(198,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	240,000	660
Notes payable-related parties	(200,000)	200,000
Related party payable, net	(70,226)	17,292
Payments on acquisition obligations	(5,861)	(16,309)

Net cash and cash equivalents (used in) provided by financing activities	(36,087)	201,643

Net increase in cash and cash equivalents	4,439	100
Cash and cash equivalents at beginning of period	439	-

Cash and cash equivalents at end of period	$ 4,878	$ 100

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the periods for:
Interest	$ 12,454	$ 1,825
Income taxes	$ -	$ -

NONCASH FINANCING AND INVESTING ACTIVITIES:
Stock issued for intangible assets	$ 360,000	$ -
Return and cancellation of common stock	$ 1,058	$ -
Stock dividend	$ 1,180	$ -

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

HERITAGE COMPANIES, INC.

(FORMERLY NATIONAL HEADHUNTERS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND

FOR THE PERIOD FROM FEBRUARY 1, 2001 (date operations

commenced) TO JUNE 30, 2001
(unaudited)

NOTE A—GENERAL

At a special shareholders meeting on May 14, 2002, the Company’s shareholders approved a change in the Company’s name from National Headhunters, Inc. to Heritage Companies, Inc.

The Company is providing herein the unaudited historical consolidated financial statements of Heritage Companies, Inc. (formerly National Headhunters, Inc.) as of June 30, 2002 and for the three and six months ended June 30, 2002 and for three months ended June 30, 2001 and for the period from February 1, 2001 (date operations commenced) to June 30, 2001.

The accompanying unaudited financial information should be read in conjunction with the audited financial statements, including the notes thereto, as of December 31, 2001 and for the period from February 1, 2001 (date operations commenced) to December 31, 2001, included in the Company's Annual Report to Shareholders on Form 10KSB as filed with the Securities and Exchange Commission.

The information furnished in this report reflects all adjustments (consisting of only normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002.

On January 18, 2002, the Board of Directors declared a 25 for 1 stock split.  The stock split has been given retroactive effect (as if it occurred on February 1, 2001) for financial reporting purposes.

NOTE B—-ORGANIZATION AND OPERATIONS

Heritage Companies, Inc. (formerly National Headhunters, Inc.)-(the "Company", or “Heritage”), was organized and commenced operations on February 1, 2001 as a Nevada corporation.  The Company was formed as a holding company to effect the acquisition of assets and the assumption of certain liabilities of Blair Consulting Group, Inc. (the "Acquisition") through the Company's 80%-owned subsidiary, Blair Consulting Group, LLC ("Blair").  The Acquisition was consummated on February 1, 2001. The Company has adopted a financial year-end of December 31. During 2002, the Company formed a wholly owned subsidiary Heritage Brick International, Inc., to effect the planned acquisition of a manufacturing plant in Miami, Oklahoma (See Note D).

The accompanying consolidated financial statements include the accounts of Heritage, its wholly owned subsidiary, Heritage Brick International, Inc. and its 80%-owned subsidiary, Blair Consulting Group, LLC.  All material intercompany balances and transactions have been eliminated in consolidation.

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

NOTE D—IMPAIRMENT OF BRICK MANUFACTURING ASSETS

On February 25, 2002, the Company (through its wholly-owned subsidiary Heritage Brick International, LLC) entered into an exclusive option agreement to acquire a manufacturing facility (containing approximately 62,500 square feet) and approximately 22 acres in Miami, Oklahoma for a total purchase price of $410,000.  The Company’s intent at the time it entered into the contract was to expand its operations into cement brick manufacturing with this facility for distribution to the residential and commercial markets. The Company provided a $105,000 cash deposit towards the purchase of this facility and was required to give formal notice to the Seller of the Company’s intent to exercise the option prior to May 28, 2002 with closing to occur within 30 days of the exercise of the option.

The Company was unable to obtain adequate debt financing to fund the closing of this purchase agreement or to enter into the cement brick manufacturing business.  The Company has abandoned its efforts to enter the cement brick manufacturing business, as a result of the Company’s inability to obtain adequate financing.  Accordingly, the Company has impaired all assets associated with the cement brick manufacturing operations as of June 30, 2002.  Such impairment is reflected as a $494,456 loss in the statement of operations, which includes the cash deposit on the manufacturing facility ($105,000), the related work-in-process ($24,456), prepaid assets ($5,000) and the intangible assets ($360,000) associated with the cement brick manufacturing operations.

NOTE E—STOCK ISSUANCES

The Company issued 3,000,000 shares during January 2002 raising proceeds of $240,000 ($222,850 net of offering costs). The proceeds from this offering were used to retire outstanding notes payable to related parties in the amount of $200,000 and for general corporate purposes.

During January 2002 the Company issued a total of 4,500,000 shares of unregistered shares to two accredited investors for total consideration valued at $360,000 (value based on other sales of shares for cash proceeds during the same time period). The shares were issued as consideration for intangible assets (comprised of noncompetition agreements, proprietary and confidential information related to the brick manufacturing process and the fabrication of the specialized brick manufacturing equipment and other intellectual properties) related to the Company’s planned entry into the concrete brick manufacturing industry.  As a result of the Company abandoning the cement brick manufacturing business, the intangible assets recorded as a result of this stock issuance has been charged off as of June 30, 2002 (See Note D).

On April 9, 2002 the Board of Directors declared a 12.5% common stock dividend to shareholders of record on April 12, 2002 and payable on April 30, 2002.

On April 12, 2002, several of the Company’s shareholders returned 1,057,776 shares of common stock to the Company, which were cancelled.

On June 17, 2002, the Company’s shareholders approved an amendment to the Company’s Articles of Incorporation in order to increase the number of common shares authorized for issuance from 11,000,000 to 20,000,000.

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

During the period ended June 30, 2002, Blair hired two new recruiters in accordance with its expansion strategy. Blair has found that it may be more cost efficient and expose the Company to less financial risk, to target and hire individual recruiters rather than acquiring entire entities.  This enables the Company to identify top producers for hiring purposes who can immediately generate incremental revenues without the Company incurring the additional time and cost of integrating entire companies and their workforces. Management believes it has been able to hire the best recruiters from its competitors and has been pleased with the results of the new recruiters hired in 2002 and 2001.

During the first quarter of 2002, Heritage and its Board of Directors determined that it could expand its operations and maximize shareholder value by diversifying its business into other areas.  In particular, the Company reviewed the feasibility of entering the construction materials industry and specifically to diversify its business platform into the concrete brick manufacturing market.  In that regard, on February 25, 2002 the Company’s wholly-owned subsidiary, Heritage Brick International, LLC, executed an exclusive contract, which allowed it to purchase an existing manufacturing facility in the Miami, Oklahoma area for a total purchase price of $410,000.  The facility encompassed approximately 22 acres of land and buildings totaling 62,500 square feet, which would be used to produce concrete brick for the residential and commercial markets.  The Miami, Oklahoma facility was to be used to fabricate the specialized equipment necessary to manufacture concrete brick for future Company expansion to other areas of the United States and for the sale of “turn-key” plants.

The Company was unable to obtain adequate mortgage debt financing to fund the closing of this purchase agreement and entry into the cement brick manufacturing business. Therefore, the Company has abandoned its efforts to enter into the cement brick manufacturing business.  Accordingly, the Company has impaired all assets associated with the cement brick manufacturing operations as of June 30, 2002.  Such impairment is reflected as a $494,456 loss from operations in the statement of operations, which includes the cash deposit on the manufacturing facility ($105,000), the related work-in-process ($24,456), prepaid assets ($5,000) and the intangible assets ($360,000) associated with the cement brick manufacturing operations.

Management intends to focus on its permanent placement business during 2002, and will continue to grow its permanent placement business by seeking to acquire the services of additional experienced recruiters rather than acquiring entire permanent placement businesses.  Management intends to explore other ways, other businesses and other industries in order to expand Heritage’s operations and shareholder value.

While the Company has less than two years of operating history and has experienced minimal operating losses to date (exclusive of the cement brick impairment charge), management believes that it will generate adequate cash flow from existing operations to meet its operating needs for at least the upcoming 12 months without raising additional funds for the permanent placement operations.

MANAGEMENTS DISCUSSION AND ANALYSIS OF HISTORICAL OPERATING RESULTS

The following discussion should be read in conjunction with the Company's consolidated financial statements as of June 30, 2002 and for the three and six months ended June 30, 2002 and for the three months ended June 30, 2001 and for the period from inception (February 1, 2001) to June 30, 2001, which are included elsewhere in this filing. It should be noted that the six-month period ended June 30, 2002 contains an additional 31 days (1 month) as compared to the period from February 1, 2001 (date operations commenced) to June 30, 2001 and is not necessarily comparable. Certain statements in this discussion relating to matters that are not historical facts are forward-looking statements that involve a number of risks and uncertainties.

MANAGEMENT'S DISCUSSION AND ANALYSIS – SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE PERIOD FROM INCEPTION (FEBRUARY 1, 2001) TO JUNE 30, 2001

REVENUE

During the six months ended June 30, 2002 the Company generated revenues of $194,505 from placement fees, which was $137,405 or 240.6% higher than the corresponding period in 2001.  The improvement resulted from the 2002 period including one additional month and the Company did not experience the disruptions to operations from the February 1, 2001 acquisition and move to new office space during the six months ended June 30, 2002. In addition, management was pleased to see an increased demand for placement services offered by the Company even though the overall economy has declined and the repercussions of the September 11, 2001 attacks on America and related impact to the United States economy. Management cannot predict how significant the attacks on America and the related decline in the United States economy will impact the Company’s revenues in future quarters of 2002, however management is optimistic that such revenue trends will continue.

DIRECT COSTS OF SERVICES

During the six months ended June 30, 2002 the Company incurred direct costs of services of $100,529 or 51.7% of placement revenues.  Direct costs of services include payroll (commissions) paid to recruiters and related taxes, which is directly variable with and based on a percentage of placement fees.  The 52% paid for direct costs of services was less than management’s expectations as the Company recovered approximately $10,000 in commission draws from one recruiter hired late in 2001 (without any corresponding revenues) whose employment was terminated in March 2002.  In addition, other recruiter’s commissions were reduced due to an offset against commission draws paid in previous periods.

OPERATING EXPENSES

Operating expenses incurred during the six months ended June 30, 2002 totaled $77,018. Operating expenses have increased as a result of professional fees and other expenses necessary for a public company (including audit fees, transfer agent fees, proxy related costs, etc.), which increased by $15,937 as compared to the corresponding period in 2001. The Company held a special meeting and its annual shareholder meeting during May and June 2002, respectively, neither of which occurred in the corresponding period in 2001.  In addition, general and administrative expenses include $21,901 related to the shared services agreement with E-Myth, LLC, which is substantially a fixed cost. Advertising and telephone related expenses increased $9,913 from the corresponding period due to a higher level of revenues and overall activity.

IMPAIRMENT OF BRICK MANUFACTURING ASSETS

During the six months ended June 30, 2002 the Company incurred losses aggregating $494,456 resulting from abandoning its cement brick manufacturing assets. The Company was unable to obtain adequate debt financing to fund the closing of the purchase agreement for the manufacturing facility in Miami, Oklahoma or to enter into the cement brick manufacturing business.  Accordingly, the Company has charged off all assets associated with the cement brick manufacturing operations as of June 30, 2002.  Such impairment is reflected as a $494,456 loss in the statement of operations, which includes the cash deposit on the manufacturing facility ($105,000), the related work-in-process ($24,456), prepaid assets ($5,000) and the intangible assets ($360,000) associated with the cement brick manufacturing process.

NON-OPERATING INCOME (EXPENSES)

During the six months ended June 30, 2002 the Company had net non-operating expenses of $787 primarily related to interest expense on the Company’s line of credit.  Interest costs have declined from the comparable period in 2001 due to reductions in interest rates and interest-bearing debt balances outstanding.

NET INCOME (LOSS)

For the six months ended June 30, 2002, the Company earned $9,472 (excluding the charge-off of brick manufacturing operations).  After consideration of the loss from the impairment of the brick manufacturing assets of $494,456, the net loss was $484,984.

MANAGEMENT'S DISCUSSION AND ANALYSIS – THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2001

REVENUE

During the three months ended June 30, 2002 the Company generated revenues of $97,438 from placement fees, which were $60,388 or 163.0% higher than corresponding period in 2001.  The improvement resulted from the Company having two additional recruiters in the 2002 period as compared to 2001 and the Company achieving several significant placements in the 2002-quarter, which produced substantial revenues.  Management was pleased to see an increased demand for placement services offered by the Company even though the overall economy has declined and the repercussions of the September 11, 2001 attacks on America and related impact to the United States economy. Management cannot predict how significant the attacks on America and the related decline in the United States economy will impact the Company’s revenues in future quarters of 2002, however management is optimistic that such revenue trends will continue.

DIRECT COSTS OF SERVICES

During the three months ended June 30, 2002 the Company incurred direct costs of services of $35,365 or 36.3% of placement revenues.  Direct costs of services include payroll (commissions) paid to recruiters and related taxes, which is directly variable with and based on a percentage of placement fees.  The 36.3% paid for direct costs of services was significantly less than management’s expectations as the Company recovered approximately $10,000 of commission draws from one recruiter hired late in 2001 (without any corresponding revenues) whose employment was terminated in March 2002.  In addition, other recruiters commissions were reduced due to an offset against commission draws paid in previous periods.  Management expects the direct cost of revenues percentage to increase in future quarters to a normal percentage of 50% to 65% of revenues.

OPERATING EXPENSES

Operating expenses incurred during the three months ended June 30, 2002 totaled $34,046. Operating expenses have increased as a result of professional fees and other expenses necessary for a public company (including audit fees, transfer agent fees, proxy related costs, etc.), which increased by $10,241 as compared to the corresponding period in 2001. The Company held a special meeting and its annual shareholder meeting during May and June 2002, respectively, neither of which occurred in the corresponding period in 2001.  In addition, general and administrative expenses include $12,311 related to the shared services agreement with E-Myth, LLC, which is substantially a fixed cost. Advertising and telephone related expenses increased $5,400 from the corresponding period due to a higher level of revenues and overall activity.

IMPAIRMENT OF BRICK MANUFACTURING ASSETS

During the three months ended June 30, 2002 the Company incurred losses aggregating $494,456 resulting from abandoning its cement brick manufacturing assets. The Company was unable to obtain adequate debt financing to fund the closing of the purchase agreement for the manufacturing facility in Miami, Oklahoma or to enter into the cement brick manufacturing business.  Accordingly, the Company has charged off all assets associated with the cement brick manufacturing operations as of June 30, 2002.  Such impairment is reflected as a $494,456 loss in the statement of operations, which includes the cash deposit on the manufacturing facility ($105,000), the related work-in-process ($24,456), prepaid assets ($5,000) and the intangible assets ($360,000) associated with the cement brick manufacturing process.

NON-OPERATING INCOME (EXPENSES)

During the three months ended June 30, 2002 the Company had net non-operating expenses of $125 primarily related to interest expense on the Company’s line of credit.  Interest costs have declined from the comparable period in 2001 due to reductions in interest rates and interest-bearing debt balances outstanding.

NET INCOME (LOSS)

For the three months ended June 30, 2002, the Company earned $20,937 from operations (excluding the impairment charge of brick manufacturing assets).  After consideration of the impairment charge of the brick manufacturing operations of $494,456, the net loss was $473,519.

LIQUIDITY AND CAPITAL RESOURCES

The Company held cash and cash equivalents of $4,878 and net working capital of $39,135 as of June 30, 2002.  Deferred revenue aggregated $118,246, which is included in current liabilities at June 30, 2002, and therefore decreased net working capital. Deferred revenue represents placement fees not recognized as revenue until the guarantee period lapses.  Management expects such guarantee periods will lapse without any form of refund and therefore will not represent a current cash outlay, which will substantially improve the Company’s working capital position.  The Company’s day-to-day (short-term) liquidity needs are currently funded by the related company payable/receivable with E-Myth, LLC and advances from other major stockholders.  The related party payable/receivable provides funding for the Company as E-Myth, LLC advances or borrows funds to meet the Company’s daily liquidity needs.  There is no formal provision in the shared services agreement between the Company and E-Myth, LLC, which establish a maximum borrowing amount.  However, the Company expects that E-Myth, LLC to fund reasonable short-term liquidity needs because of the related party nature of the borrowings and common management and Board of Directors.  In addition, certain shareholders have advanced funds to the Company as needed to meet liquidity needs, although they are under no obligation to continue to do so.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

On April 9, 2002 the Board of Directors declared a 12.5% common stock dividend to shareholders of record on April 12, 2002 and payable on April 30, 2002.

On June 17, 2002, the Company’s shareholders approved an amendment to the Company’s Articles of Incorporation in order to increase the number of common shares authorized for issuance from 11,000,000 to 20,000,000.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At a special shareholders meeting on May 14, 2002, the Company’s shareholders approved a change in the Company’s name from National Headhunters, Inc. to Heritage Companies, Inc.

The Company held its Annual Shareholder’s meeting on June 17, 2002.  There were three proposals for shareholder consideration; 1) an amendment of the Company’s By-Laws in order to increase the maximum number of Directors from two (2) to five (5) and to further divide the Board of Directors into three separate classes, with staggered terms, 2) assuming proposal number one is approved, the election of five directors to serve as Directors of the Company, and 3) an amendment to the Articles of Incorporation in order to increase the number of shares authorized for issuance from 11,000,000 to 20,000,000. All of the proposals were approved and all nominees for Director were approved.  There were no other matters considered or acted upon.

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)   INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
------------	---------------------------------------------------------------
2.01*	Acquisition Agreement dated as of February 1, 2001, by and
between the Blair Consulting Group, Inc. and E-Myth, LLC

2.02*	Option agreement dated February 25, 2002 by and between Heritage Brick International, LLC and Baxter State Bank

3.01*	Articles of Incorporation of Company

3.02*	Bylaws of Company

4.01*	Form of Common Stock Certificate

10.01*	Shared Services Agreement, dated as of February 1, 2001, by
and between the Company and E-Myth, LLC

------------------

* Previously filed with the Securities and Exchange Commission.

(b)   Reports on Form 8-K

·

April 9, 2002 – Reporting the 12.5% stock dividend.

·

May 15, 2002 – Reporting the results of the special meeting regarding the change in the Company’s name to Heritage Companies, Inc.

·

June 12, 2002 – Reporting the change in the Company’s ticker symbol.

·

June 17, 2002 – Reporting the results of the Annual shareholders meeting.  There were three proposals for shareholder consideration; 1) an amendment of the Company’s By-Laws in order to increase the maximum number of Directors from two (2) to five (5) and to further divide the Board of Directors into three separate classes, with staggered terms, 2) assuming proposal number one is approved, the election of five directors to serve as Directors of the Company, and 3) an amendment to the Articles of Incorporation in order to increase the number of shares authorized for issuance from 11,000,000 to 20,000,000. All of the proposals were approved and all nominees for Director were approved.

·

June 24, 2002 - Reporting the resignation of Bryan Ferguson as a Director.

·

July 1, 2002 – Reporting that the option that it had negotiated to purchase buildings and 22 acres, in Miami, Oklahoma, to be used primarily for a brick manufacturing plant has expired.  The Company was unable to close on the option because it could not obtain adequate financing for the project.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE COMPANIES, INC. (Formerly NATIONAL HEADHUNTERS, INC.)
August 13, 2002	/s/ Thomas J. Heckman
Thomas J. Heckman, President and Chairman of the Board of Directors (PRINCIPAL EXECUTIVE OFFICER)
August 13, 2002	/s/ Thomas J. Heckman
Thomas J. Heckman, Chief Financial Officer, Director and Secretary (PRINCIPAL ACCOUNTING OFFICER)