Form 10QSB
period 2002-09-30
HERITAGE COMPANIES INC
filed 2002-11-07
CIK 1145761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

--------------------------

FORM 10-QSB

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2002
[ ]	TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to _____________ Commission file number _________

HERITAGE COMPANIES, INC. (formerly National Headhunters, Inc.

(Name of Small Business Issuer in Its Charter)

NEVADA	43-1932733
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Date                     Class                            Shares Outstanding

10/29/2002          Common stock - $ .001 par value             __1,770,464_______

Transitional Small Business Disclosure Format (Check one): Yes [_]  No [X]

=========================================================================

HERITAGE COMPANIES, INC.

(FORMERLY NATIONAL HEADHUNTERS INC.)

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS:	Page
Consolidated Balance Sheets as of September 30, 2002 (unaudited) and December 31, 2001	1

Consolidated Statements of Operations for the nine months ended September 30, 2002 (unaudited) and the period from February 1, 2001 (date operations commenced) to September 30, 2001(unaudited)	2

Consolidated Statements of Operations for the three months ended September 30, 2002 (unaudited) and 2001 (unaudited)	3

Consolidated Statements of Stockholders’ Equity (Deficit) for the nine months ended September 30, 2002 (unaudited)	4

Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 (unaudited) and for the period from February 1, 2001 (date operations commenced) to September 30, 2001 (unaudited)	5

Notes to Consolidated Financial Statements	6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	8

PART II - OTHER INFORMATION
ITEM 1 - LEGAL PROCEEDINGS	12
ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS	12
ITEM 3 - DEFAULTS UPON SENIOR SECURITIES	12
ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	12
ITEM 5 - OTHER INFORMATION	12
ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K	12
SIGNATURES	13

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS:

HERITAGE COMPANIES, INC.

(FORMERLY NATIONAL HEADHUNTERS, INC.)

CONSOLIDATED BALANCE SHEETS

ASSETS:	September 30, 2002 (unaudited)	December 31, 2001
Cash and cash equivalents	$ 2,621	$ 439
Accounts receivable (no allowance for doubtful accounts considered necessary)	9,900	-
Prepaid commissions	17,940	41,826
Related party receivable	62,001	-
Note receivable-related party	-	200,000
Deferred offering costs	-	17,150
Other current assets	-	11,667
Total current assets	92,462	271,082

Fixed assets:
Furniture and fixtures	1,500	1,500
Equipment	2,525	2,525
	4,025	4,025
Less accumulated depreciation	(1,903)	(1,047)
Fixed assets, net	2,122	2,978

Minority interest in consolidated subsidiary	954	2,687
Goodwill, net	47,516	47,516

Total assets	$143,054	$324,263

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

Accounts payable	$ 7,694	$ -
Deferred revenue	29,900	69,710
Accrued interest	-	11,667
Related party payable	25,656	33,675
Notes payable-related parties	-	200,000
Acquisition obligations payable	14,379	22,030
Total current liabilities	77,629	337,082

Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT):

Common stock, $.001 par value; 20,000,000 shares
authorized, 1,770,464 and 500,000 shares issued, respectively	1,771	500
Additional paid-in capital	583,673	2,083
Retained earnings (deficit)	(519,925)	(15,319)
Less: Treasury stock (93,751 and 83,333 shares held by subsidiary, respectively)	(94)	(83)
Total stockholders' equity (deficit)	65,425	(12,819)

Total liabilities and stockholders' equity (deficit)	$143,054	$324,263

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

HERITAGE COMPANIES, INC.

(FORMERLY NATIONAL HEADHUNTERS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 (unaudited) AND FOR THE PERIOD FROM FEBRUARY 1, 2001 (date operations commenced) TO SEPTEMBER 30, 2001

 (unaudited)

	2002	2001
Net service revenues	$ 332,750	$130,385
Direct costs of services, consisting of payroll and payroll taxes for recruiters	233,016	76,265

Gross margin	99,734	54,120
Selling, general and administrative expenses	73,942	15,926
Shared service expense (paid to related party)	33,430	29,505
Impairment of brick manufacturing assets	492,656	-
Amortization expense	-	7,758
Depreciation expense	856	761

Operating loss	(501,150)	170
Interest income	-	6,667
Interest expense	(1,723)	(9,100)
Minority interest in consolidated subsidiary	(1,733)	314

Loss before taxes	(504,606)	(1,949)
Income taxes	-	-

Net loss	$(504,606)	$ (1,949)

Basic and diluted net loss per share	$ (0.305)	$(0.117)

Weighted average shares outstanding	1,657,028	16,667

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

HERITAGE COMPANIES, INC.

(FORMERLY NATIONAL HEADHUNTERS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 (unaudited) AND 2001

 (unaudited)

	2002	2001
Net service revenues	$ 138,245	$ 73,285
Direct costs of services, consisting of payroll and payroll taxes for recruiters	132,487	47,964

Gross margin	5,758	25,321
Selling, general and administrative expenses	19,396	7,467
Shared service expense (paid to related party)	11,530	11,520
Impairment of brick manufacturing assets	(1,800)	-
Amortization expense	-	2,909
Depreciation expense	285	285

Operating income (loss)	(23,653)	3,140
Interest income	-	5,000
Interest expense	(935)	(5,608)
Minority interest in consolidated subsidiary	4,966	(563)

Income (loss) before taxes	(19,622)	1,969
Income taxes	-	-

Net income (loss)	$(19,622)	$ 1,969

Basic and diluted earnings (loss) per share	$ (0.012)	$ 0.118

Weighted average shares outstanding	1,676,675	16,667

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

HERITAGE COMPANIES, INC.

(FORMERLY NATIONAL HEADHUNTERS, INC.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

(unaudited)

Total
Common Stock	Additional	Retained	Stockholders'
			Paid-in	Earnings	Treasury	Equity
	Shares	Amount	Capital	(Deficit)	Stock	(Deficit)

Balance, January 1, 2002	500,000	$ 500	$ 2,083	$(15,319)	$(83)	$(12,819)

Issuance of stock, net of costs of $17,150	500,000	500	222,350	-	-	222,850

Private placement of stock	750,000	750	359,250	-	-	360,000

Return & cancellation of shares	(176,257)	(176)	176	-	-	-

Stock dividend - 12.5%	196,721	197	(186)	-	(11)	-

Net loss	-	-	-	(504,606)	-	(504,606)

Balance, September 30, 2002	1,770,464	$1,771	$583,673	$(519,925)	$(94)	$65,425

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

HERITAGE COMPANIES, INC.

(FORMERLY NATIONAL HEADHUNTERS, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 (unaudited) AND FOR

THE PERIOD FROM FEBRUARY 1, 2001 (date operations

commenced) TO SEPTEMBER 30, 2001(unaudited)

	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (504,606)	$ (1,949)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of brick manufacturing assets	492,656	-
Depreciation and amortization	856	8,519
Minority interest	1,733	(314)
Changes in operating assets and liabilities (exclusive of effects of acquisition):
Accounts receivable	(14,900)	(16,400)
Prepaid commissions	23,886	(30,186)
Other current assets	11,667	(14,067)
Accounts payable	7,694	(12,666)
Deferred revenue	(39,810)	37,630
Other current liabilities	(11,667)	5,867
Net cash used in operating activities	(32,491)	(23,566)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to equipment	(24,456)	-
Proceeds from sale of equipment	-	2,000
Deposit on manufacturing facility	(105,000)	-
Note receivable-related party	200,000	(200,000)
Net cash provided by (used in) investing activities	70,544	(198,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	240,000	660
Notes payable-related parties	(200,000)	200,000
Related party payable/receivable, net	(68,221)	43,665
Payments on acquisition obligations	(7,651)	(22,721)
Net cash (used in) provided by financing activities	(35,872)	221,604
Net increase in cash and cash equivalents	2,182	38
Cash and cash equivalents at beginning of period	439	-
Cash and cash equivalents at end of period	$ 2,621	$ 38

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the periods for - Interest	$ 13,390	$ 1,825
Cash paid during the periods for - Income taxes	$ -	$ -
NONCASH FINANCING AND INVESTING ACTIVITIES:
Stock issued for intangible assets	$ 360,000	$ -
Return and cancellation of common stock	$ 1,058	$ -
Stock dividend	$ 1,180	$ -

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

HERITAGE COMPANIES, INC.

(FORMERLY NATIONAL HEADHUNTERS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 (unaudited) AND

FOR THE PERIOD FROM FEBRUARY 1, 2001 (date operations

commenced) TO SEPTEMBER 30, 2001 (unaudited)

NOTE A—GENERAL

At a special shareholders meeting on May 14, 2002, the Company’s shareholders approved a change in the Company’s name from National Headhunters, Inc. to Heritage Companies, Inc.

The Company is providing herein the unaudited historical consolidated financial statements of Heritage Companies, Inc. (formerly National Headhunters, Inc.) as of September 30, 2002, and for the three and nine months ended September 30, 2002, and for three months ended September 30, 2001 and for the period from February 1, 2001 (date operations commenced) to September 30, 2001.

The accompanying unaudited financial information should be read in conjunction with the audited financial statements, including the notes thereto, as of December 31, 2001 and for the period from February 1, 2001 (date operations commenced) to December 31, 2001, included in the Company's Annual Report to Shareholders on Form 10-KSB as filed with the Securities & Exchange Commission.

The information furnished in this report reflects all adjustments (consisting of only normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the three-month and nine-month periods ended September 30, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002.

On August 15, 2002, the Board of Directors declared a 1 for 6 reverse stock split.  The stock split has been given retroactive effect (as if it occurred on February 1, 2001) for financial reporting purposes.

NOTE B—-ORGANIZATION AND OPERATIONS

Heritage Companies, Inc. (formerly National Headhunters, Inc.)-(the "Company", or “Heritage”), was organized and commenced operations on February 1, 2001 as a Nevada corporation.  The Company was formed as a holding company to effect the acquisition of assets and the assumption of certain liabilities of Blair Consulting Group, Inc. (the "Acquisition") through the Company's 80%-owned subsidiary, Blair Consulting Group, LLC ("Blair").  The Acquisition was consummated on February 1, 2001. The Company has adopted a financial year-end of December 31. During 2002, the Company formed a wholly owned subsidiary, Heritage Brick International, Inc., to effect the planned acquisition of a manufacturing plant in Miami, Oklahoma (See Note D).

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

NOTE D—IMPAIRMENT OF BRICK MANUFACTURING ASSETS

On February 25, 2002, the Company (through its wholly-owned subsidiary Heritage Brick International, LLC) entered into an exclusive option agreement to acquire a manufacturing facility (containing approximately 62,500 square feet) and approximately 22 acres in Miami, Oklahoma for a total purchase price of $410,000.  The Company’s intent at the time it entered into the contract was to expand its operations into cement brick manufacturing with this facility for distribution to the residential and commercial markets. The Company provided a $105,000 cash deposit towards the purchase of this facility and was required to give formal notice to the Seller of the Company’s intent to exercise the option prior to May 28, 2002, with closing to occur within 30 days of the exercise of the option.

The Company was unable to obtain adequate debt financing to fund the closing of this purchase agreement or to enter into the cement brick manufacturing business.  The Company has abandoned its efforts to enter the cement brick manufacturing business, as a result of the Company’s inability to obtain adequate financing.  Accordingly, the Company has impaired all assets associated with the cement brick manufacturing operations as of September 30, 2002.  Such impairment is reflected as a $492,656 loss in the statement of operations, which includes the cash deposit on the manufacturing facility ($105,000), the related work-in-process ($22,656), prepaid assets ($5,000) and the intangible assets ($360,000) associated with the cement brick manufacturing operations.

NOTE E—STOCK ISSUANCES

The Company issued 3,000,000 shares during January 2002, raising proceeds of $240,000 ($222,850 net of offering costs). The proceeds from this offering were used to retire outstanding notes payable to related parties in the amount of $200,000 and for general corporate purposes.

During January 2002, the Company issued a total of 4,500,000 shares of unregistered shares to two accredited investors for total consideration valued at $360,000 (value based on other sales of shares for cash proceeds during the same time period). The shares were issued as consideration for intangible assets (comprised of noncompetition agreements, proprietary and confidential information related to the brick manufacturing process and the fabrication of the specialized brick manufacturing equipment and other intellectual properties) related to the Company’s planned entry into the concrete brick manufacturing industry.  As a result of the Company abandoning the cement brick manufacturing business, the intangible assets recorded as a result of this stock issuance has been charged off as of September 30, 2002, (See Note D).

On April 9, 2002, the Board of Directors declared a 12.5% common stock dividend to shareholders of record on April 12, 2002, and payable on April 30, 2002.

On April 12, 2002, several of the Company’s shareholders returned 1,057,776 shares of common stock to the Company, which were cancelled.

On June 17, 2002, the Company’s shareholders approved an amendment to the Company’s Articles of Incorporation in order to increase the number of common shares authorized for issuance from 11,000,000 to 20,000,000.

On August 15, 2002, the Board of Directors declared a 1 for 6 reverse stock split.  The stock split has been given retroactive effect (as if it occurred on February 1, 2001) for financial reporting purposes.

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

AND ANALYSIS" AS WELL AS THOSE DISCUSSED ELSEWHERE IN THIS FILING.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY OVERVIEW AND OVERALL BUSINESS STRATEGY

The Company was formed for the purpose of acquiring substantially all of the assets and the assumption of certain liabilities of Blair Consulting Group, Inc. (the "Acquisition") and commenced operations on February 1, 2001. The Acquisition was consummated on February 1, 2001, through the Company's 80% owned subsidiary, Blair Consulting Group, LLC. Prior to this acquisition, neither the Company nor its subsidiary was engaged in any business activities.

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

During the nine-month period ended September 30, 2002, Blair hired two new recruiters in accordance with its expansion strategy. Blair has found that it may be more cost efficient and expose the Company to less financial risk, to target and hire individual recruiters rather than acquiring entire entities.  This enables the Company to identify top producers for hiring purposes who can immediately generate incremental revenues without the Company incurring the additional time and cost of integrating entire companies and their workforces. Management believes it has been able to hire the best recruiters from its competitors and has been pleased with the results of the new recruiters hired in 2002 and 2001.

During the first quarter of 2002, Heritage and its Board of Directors determined that it could expand its operations and maximize shareholder value by diversifying its business into other areas.  In particular, the Company reviewed the feasibility of entering the construction materials industry and specifically to diversify its business platform into the concrete brick manufacturing market.  In that regard, on February 25, 2002, the Company’s wholly-owned subsidiary, Heritage Brick International, LLC, executed an exclusive contract, which allowed it to purchase an existing manufacturing facility in the Miami, Oklahoma area for a total purchase price of $410,000.  The facility encompassed approximately 22 acres of land and buildings totaling 62,500 square feet, which would be used to produce concrete brick for the residential and commercial markets.  The Miami, Oklahoma facility was to be used to fabricate the specialized equipment necessary to manufacture concrete brick for future Company expansion to other areas of the United States and for the sale of “turn-key” plants.

The Company was unable to obtain adequate mortgage debt financing to fund the closing of this purchase agreement and entry into the cement brick manufacturing business. Therefore, the Company has abandoned its efforts to enter into the cement brick manufacturing business.  Accordingly, the Company has impaired all assets associated with the cement brick manufacturing operations as of September 30, 2002.  Such impairment is reflected as a $492,656 loss from operations in the statement of operations, which includes the cash deposit on the manufacturing facility ($105,000), the related work-in-process ($22,656), prepaid assets ($5,000) and the intangible assets ($360,000) associated with the cement brick manufacturing operations.

Management intends to focus on its permanent placement business during 2002, and will continue to grow its permanent placement business by seeking to acquire the services of additional experienced recruiters rather than acquiring entire permanent placement businesses.  Management intends to explore other ways, other businesses and other industries in order to expand Heritage’s operations and shareholder value.   The Company has been approached by other businesses as potential acquisition or merger candidates, however, no formal or informal agreements or understandings to acquire or merge with such businesses have been reached.

While the Company has less than two years of operating history and has experienced minimal operating losses to date (exclusive of the cement brick impairment charge), management believes that it will generate adequate cash flow from existing operations to meet its operating needs for at least the upcoming 12 months without raising additional funds for the permanent placement operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF HISTORICAL OPERATING RESULTS

The following discussion should be read in conjunction with the Company's consolidated financial statements as of September 30, 2002, and for the three and nine months ended September 30, 2002, and for the three months ended September 30, 2001, and for the period from inception (February 1, 2001) to September 30, 2001, which are included elsewhere in this filing. It should be noted that the nine-month period ended September 30, 2002, contains an additional 31 days (1 month) as compared to the period from February 1, 2001 (date operations commenced) to September 30, 2001, and is not necessarily comparable. Certain statements in this discussion relating to matters that are not historical facts are forward-looking statements that involve a number of risks and uncertainties.

NINE MONTHS ENDED SEPTEMBER 30, 2002, COMPARED TO THE PERIOD FROM INCEPTION (FEBRUARY 1, 2001) TO SEPTEMBER 30, 2001

REVENUE

During the nine months ended September 30, 2002, the Company generated revenues of $332,750 from placement fees, which was $202,365 or 155.2% higher than the corresponding period in 2001.  The improvement resulted from the 2002 period including one additional month and the Company did not experience the disruptions to operations from the February 1, 2001, acquisition during the nine months ended September 30, 2002. In addition, management was pleased to see an increased demand for placement services offered by the Company even though the overall economy has declined and the repercussions of the September 11, 2001, attacks on America and related impact to the United States economy. Management noted a substantial decline in sales activity and placements late in the quarter ended September 30, 2002, which negatively impacted the overall results for the quarter.  Sales activity in the fourth quarter has shown improvement, however, management cannot predict if the fourth quarter placement activity will show overall improvement from the third quarter.

DIRECT COSTS OF SERVICES

During the nine months ended September 30, 2002, the Company incurred direct costs of services of $233,016 or 70.0% of placement revenues.  Direct costs of services include commissions paid to recruiters and related taxes, which is based on a percentage of placement fees.  The 70.0% paid for direct costs of services was higher than management’s expectations as the Company paid commission draws to recruiters in the third quarter that significantly exceeded commissions earned because of slowing placement revenue in the quarter ended September 30, 2002.  Management expects to recover the unearned commission draws in the fourth quarter as placements are made.  Management expects the % of costs to decrease in future quarters to a normal percentage of 50% to 65% of revenues.

OPERATING EXPENSES

Operating expense during the nine months ended September 30, 2002, totaled $108,228 (exclusive of the impairment of brick manufacturing assets).  Operating expenses have increased due to professional fees and other expenses necessary for a public company (including audit fees, transfer agent fees, proxy related costs, etc.), which increased by approximately $16,000 as compared to the corresponding period in 2001. The Company held a special meeting and its annual shareholder meeting during May and June 2002, respectively, neither of which occurred in the corresponding period in 2001.  In addition, general and administrative expenses include $33,430 related to the shared services agreement with E-Myth, LLC, which is substantially a fixed cost. Advertising and telephone related expenses also increased from the corresponding period due to a higher level of revenues and overall activity.

IMPAIRMENT OF BRICK MANUFACTURING ASSETS

During the nine months ended September 30, 2002, the Company incurred losses aggregating $492,656 resulting from abandoning its cement brick manufacturing assets. The Company was unable to obtain adequate debt financing to fund the closing of the purchase agreement for the manufacturing facility in Miami, Oklahoma or to enter into the cement brick manufacturing business.  Accordingly, the Company has charged off all assets associated with the cement brick manufacturing operations as of September 30, 2002.  Such impairment is reflected as a $492,656 loss in the statement of operations, which includes the cash deposit on the manufacturing facility ($105,000), the related work-in-process ($22,656), prepaid assets ($5,000) and the intangible assets ($360,000) associated with the cement brick manufacturing process.

NON-OPERATING INCOME (EXPENSES)

During the nine months ended September 30, 2002, the Company had net non-operating expenses of $3,456 primarily related to the 20% minority interest in its subsidiary and to interest expense on the Company’s line of credit.  Interest costs have declined from the comparable period in 2001 due to reductions in interest rates and interest-bearing debt balances outstanding.

NET INCOME (LOSS)

For the nine months ended September 30, 2002, the Company lost  $11,950 (excluding the charge-off of brick manufacturing operations).  After consideration of the loss from the impairment of the brick manufacturing assets of $492,656, the net loss was $504,606.

MANAGEMENT'S DISCUSSION AND ANALYSIS – THREE MONTHS ENDED SEPTEMBER 30, 2002, COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001

REVENUE

During the three months ended September 30, 2002, the Company generated revenues of $138,245 from placement fees, which were $64,960 or 88.6% higher than corresponding period in 2001.  The improvement resulted from the Company having two additional recruiters in the 2002 period as compared to 2001 and the Company achieving several significant placements in the 2002-quarter, which produced substantial revenues.  Management noted a substantial decline in sales activity and placements late in the quarter ended September 30, 2002, which negatively impacted the overall results for the quarter.  Sales activity early in the fourth quarter has shown improvement however management cannot predict if the fourth quarter placement activity will show overall improvement from the third quarter.

DIRECT COSTS OF SERVICES

During the three months ended September 30, 2002, the Company incurred direct costs of services of $132,487 or 95.8% of placement revenues.  Direct costs of services include payroll (commissions) paid to recruiters and related taxes, which is directly variable with and based on a percentage of placement fees.  The 95.8% paid for direct costs of services was significantly higher than management’s expectations as the Company paid commission draws to recruiters in the third quarter that significantly exceeded commissions earned because of slowing placement revenue in the quarter ended September 30, 2002.  Management expects to recover the unearned commission draws in the fourth quarter as placements are made. Management expects the direct cost of revenues percentage to decrease in future quarters to a normal percentage of 50% to 65% of revenues.

OPERATING EXPENSES

Operating expenses incurred during the three months ended September 30, 2002, totaled $29,411 (including a credit of $1,800 related to the impairment of brick manufacturing assets). Operating expenses primarily represent advertising and professional fees and other expenses necessary for a public company (including audit fees, transfer agent fees, proxy related costs, etc.).  In addition, general and administrative expenses include $11,530 related to the shared services agreement with E-Myth, LLC, which is substantially a fixed cost.

IMPAIRMENT OF BRICK MANUFACTURING ASSETS

During the three months ended September 30, 2002, the Company negotiated and adjusted certain payables related to abandoning its cement brick manufacturing assets, which resulted in a reduction of the related expense by $1,800.

NON-OPERATING INCOME (EXPENSES)

During the three months ended September 30, 2002, the Company had net non-operating income of $4,031 primarily related to the minority interest in its subsidiary offset by interest expense on the Company’s line of credit.  Interest costs have declined from the comparable period in 2001 due to reductions in interest rates and interest-bearing debt balances outstanding.

NET INCOME (LOSS)

For the three months ended September 30, 2002, the Company lost $19,622 from operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company held cash and cash equivalents of $2,621 and net working capital of $14,833 as of September 30, 2002.  Deferred revenue aggregated $29,900, which is included in current liabilities at September 30, 2002, and therefore decreased net working capital. Deferred revenue represents placement fees not recognized as revenue until the guarantee period lapses.  Management expects such guarantee periods will lapse without any form of refund and therefore will not represent a current cash outlay, which will substantially improve the Company’s working capital position.  The Company’s day-to-day (short-term) liquidity needs are currently funded by the related company payable/receivable with E-Myth, LLC and advances from other major stockholders.  The related party payable/receivable provides funding for the Company as E-Myth, LLC advances or borrows funds to meet the Company’s daily liquidity needs.  There is no formal provision in the shared services agreement between the Company and E-Myth, LLC, which establish a maximum borrowing amount.  However, the Company expects that E-Myth, LLC to fund reasonable short-term liquidity needs because of the related party nature of the borrowings and common management and Board of Directors.  In addition, certain shareholders have advanced funds to the Company as needed to meet liquidity needs, although they are under no obligation to continue to do so.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

On August 15, 2002, the Board of Directors declared a 1 for 6 reverse stock split.  The stock split has been given retroactive effect (as if it occurred on February 1, 2001) for financial reporting purposes.

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

------------------

* Previously filed with the Securities and Exchange Commission.

(a)

Reports on Form 8-K

·

On August 15, 2002, the Board of Directors declared a 1 for 6 reverse stock split.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE COMPANIES, INC. (Formerly NATIONAL HEADHUNTERS, INC.)
November 7, 2002	/s/ Thomas J. Heckman
Thomas J. Heckman, President and Chairman of the Board of Directors (PRINCIPAL EXECUTIVE OFFICER)
November 7, 2002	/s/ Thomas J. Heckman
Thomas J. Heckman, Chief Financial Officer, Director and Secretary (PRINCIPAL ACCOUNTING OFFICER)

Annex A

CERTIFICATIONS*

I, Thomas J. Heckman, Chief Executive Officer, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB for the period ended September 30, 2002, of Heritage Companies, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d- 14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Thomas J. Heckman
Thomas J. Heckman Chief Executive Officer

Date:  November 7, 2002

CERTIFICATIONS*

I, Thomas J. Heckman, Chief Financial Officer, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB for the period ended September 30, 2002, of Heritage Companies, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d- 14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Thomas J. Heckman
Thomas J. Heckman Chief Financial Officer

Date:  November 7, 2002