Form 10KSB
period 2002-12-31
HERITAGE COMPANIES INC
filed 2003-04-15
CIK 1145761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF  1934
For the fiscal year ended December 31, 2002

-------------------

[   ]   TRANSITION  REPORT  PURSUANT TO  SECTION  13  OR  15(d)  OF  THE
SECURITIES EXCHANGE  ACT  OF  1934
For  the  transition  period  from  _________  to  ____________

 Commission  File  No.  333-6694

HERITAGE COMPANIES, INC.

______________________________________________________
(Exact name of Registrant as specified in its charter)

Nevada                                                                        43-1932733

                               ______________________

                                 _______________
                          (State  or other  jurisdiction  of                                               (I.R.S.  Employer
                          incorporation  or  organization)                                           Identification  Number)

111 West Washington, Suite 860   Chicago, IL  60602               (312) 201-8050

_______________________________________________________________________________________
              (Address of principal executive offices)   (Zip  Code)

            (Telephone No.)

7500 College Blvd. Suite 900 Overland Park, KS  66210

_______________________________________________________________________________________

                                                             (Former Address principal executive offices)

Securities registered pursuant to Section 12(b) of the  Act:      NONE

Securities registered pursuant to Section 12 (g) of the Act:      COMMON STOCK, $.001 par value

     2,291,836 shares issued and outstanding

Check whether the issuer  (l) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes

[   ] No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

We had  revenues of $376,700 during our most recent fiscal year.

The aggegate market value of voting stock and non-voting equity held by non-affiliates of the Registrant was approximately $55,600 as of March 31, 2003.

There were 2,291,836  shares outstanding as of  March 31, 2003.

Documents incorporated by reference:

None.

================================================================================

CAVEAT PERTAINING TO FORWARD LOOKING STATEMENTS & CONTEXT

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain of the statements contained herein, which are not historical facts, are forward-looking statements with respect to events, the occurrence of which involve risks and uncertainties. These forward-looking statements may be impacted, either positively or negatively, by various factors. Information concerning potential factors that could affect our company is detailed from time to time in our company's reports filed with the Commission. This Report contains "forward-looking statements" relating to our company's current expectations and beliefs. These include statements concerning operations, performance, financial condition, anticipated acquisitions and anticipated growth. For this purpose, any statements contained in this Form 10-KSB, Forms 10-QSB, Forms 8-K, and other reports filed with the Commission referred to herein that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "would", "expect", "believe", "anticipate", "intend", "could", "estimate", or "continue", or the negative or other variation thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, which are beyond our company's control. Should one or more of these risks or uncertainties materialize or should our company's underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements. The information in this report is qualified in its entirety by reference to the entire Report; consequently, this Report must be read in its entirety. Information may not be considered or quoted out of context or without referencing other information contained in this Report necessary to make the information considered, not misleading.

The information in this report is qualified in its entirety by reference to the entire report; consequently, this report must be read in its entirety. This is especially important in light of material subsequent events disclosed. Information may not be considered or quoted out of context or without referencing other information contained in this report necessary to make the information considered, not misleading.

ITEM 1. DESCRIPTION OF BUSINESS SUMMARY OVERVIEW

The Company was formed as a Nevada Corporation for the purpose of acquiring substantially all of the assets and the assumption of certain liabilities of Blair Consulting Group, Inc. (the Acquisition) and commenced operations on February 1, 2001. The Acquisition was consummated on February 1, 2001 through the Company's 80% owned subsidiary, Blair Consulting Group, LLC (Blair). Prior to this acquisition, neither the Company nor its subsidiary was engaged in any business activities.

During 2002, NHI and its Board of Directors determined that it could expand its operations and maximize shareholder value by diversifying its business into other areas.  In particular, the Company reviewed the feasibility of entering the construction materials industry and specifically to diversify its business platform into the concrete brick manufacturing market.   We were not successful in finanlizing this acquisition.

In January 2003, former management resigned and was replaced by a new board and new officers and directors led by Rohit Patel.  Recognizing the need to increase shareholder value, Mr. Patel's intent since assuming office has been to  seek potential business opportunities and effect a Business Combination with a Target Business with significant growth potential which, in the opinion of our management, could provide a profit to both the Company and our shareholders.

We  intend to seek opportunities demonstrating the potential of long term growth as opposed to short term earnings.  Our efforts in identifying a prospective Target Business are expected to emphasize businesses primarily located in the United States; however, we  reserve the right to acquire a Target Business located primarily elsewhere. While we may, under certain circumstances, seek to effect Business Combinations with more than one Target Business, as a result of our limited resources, we will, in all likelihood, have the ability to effect only a single Business Combination. We may effect a Business Combination with a Target Business which may be financially unstable or in its early stages of development or growth.  We will not restrict our search to any specific business, industry or geographical location, and we may participate in a business venture of virtually any kind or nature. Our management  may become involved in management of the Target Business and/or may hire qualified but as yet unidentified individuals to manage such Target Business. Presently, we have  no plans, proposals, agreements, understandings or arrangements to acquire or merge with any specific business or company, and we have not identified any specific business or company for investigation and evaluation.

Our discussion of the proposed business under this caption is purposefully general and is not meant to restrict our virtually unlimited  discretion to search for and enter into potential business opportunities.

Due to our limited capital resources,  the consummation of a Business Combination will likely involve the acquisition of, or merger or consolidation with, a company that does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it might deem to be the adverse consequences of undertaking a public offering itself, such as the time delays and significant expenses incurred to comply with the various federal and state securities laws that regulate initial public offerings. A Target  Business might desire, among other reasons, to create a public market for their shares in order to enhance liquidity for current shareholders, facilitate raising capital through the public sale of securities of which a prior existence of a public market for our securities exists, and/or acquire additional assets through the issuance of securities rather than for cash.

We cannot estimate the time that it will take to effectuate a Business Combination.  Additionally, no assurance can be made that we will be able to effectuate a  Business Combination on favorable terms.   We might identify and effectuate a Business Combination with  a Target Business which proves to be unsuccessful for any number of reasons, many of which are due to the fact that the Target Business is not identified at this time.  If this occurs, the Company and our shareholders might not realize any type of profit.

Unspecified Industry and Target Business.

We will seek to acquire a Target Business without limiting ourselves to a particular industry. Management has experience in the hospitality industry and despite the current economic outlook believes that there are still opportunities for growth in this industry.  Notwithstanding the foregoing, we cannot commit at this time to limiting our search for target companies to the hospitality industry.

Most likely, the Target Business will be primarily located in the United States, although we reserve the right to  acquire a Target Business primarily located outside the United States. In seeking a Target Business, we will consider, without limitation, businesses which (i) offer or provide services or develop, manufacture or distribute goods in the United States or abroad. We are only able to make general disclosures concerning the risks and hazzards of effectuating a Business Combination with a Target Business since there is presently no current basis for us to evaluate the possible merits or risks of the Target Business or the particular industry in which we  may ultimately operate. Any Target Business that is selected will be required to have audited financial statements prior to the commencement of a the Business Combination.

To the extent that we  effect a Business Combination with a financially unstable company or an entity in its early stage of development or growth (including entities without established records of sales or earnings), we will become subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, to the extent that we  effect a Business Combination with a Target Business in an industry characterized by a high level of risk, we will become subject to the currently unascertainable risks of that industry. An extremely high level of risk frequently characterizes certain industries which experience rapid growth. Although management will endeavor to evaluate the risks inherent in a particular industry or Target Business, there can be no assurances that we will properly ascertain or assess all significant risk factors.

Probable Lack of Business Diversification.

As a result of our limited resources, in all likelihood, we will have the ability to effect only a single Business Combination. Accordingly, our prospects for success will be entirely dependent upon the future performance  of  a single business.

Unlike certain entities that have the resources to consummate several Business Combinations or entities operating in multiple industries or multiple segments of a single industry, it is highly unlikely that we  will have the resources to diversify our operations or benefit from spreading risks or offsetting  losses.   Our probable lack of diversification could subject  us to numerous economic, competitive and regulatory developments, any or all of which may have a material adverse impact upon the particular industry in which we may operate subsequent to consummation of a Business Combination. The prospects for our success may become dependent upon the development or market acceptance of a single or limited number of products, processes or services. Accordingly, notwithstanding the possibility of management assistance to the Target Business by us, there can be no assurance that the Target Business will prove to be commercially viable.

Limited Ability to Evaluate Target Business' Management.

While our ability to successfully effect a Business Combination will be dependent upon certain key personnel, the future role of such personnel in the Target Business cannot presently be stated with any certainty.  There can be no assurance  that current management  will remain associated in any operational capacity with the Company following a Business Combination. Moreover, there can be no assurances that current management will have any experience or knowledge relating to the operations of the particular Target Business. Furthermore, although we intend to closely scrutinize the management of a prospective Target Business in connection with evaluating the desirability of effecting a Business Combination, there can be no assurances that our assessment of such management will prove to be correct .  Accordingly, we will be dependant, in some significant respects, on the ability of the management of the Target Business who are unidentifiable as of the date hereof. In addition, there can be no assurances that such future management will have the necessary skills, qualifications or abilities to manage a public company. We may also seek to recruit additional managers to supplement the incumbent management of the Target Business. There can be no assurances that we will have the ability to recruit such additional managers, or that such additional managers will have the requisite skill, knowledge or experience necessary or desirable to enhance the incumbent management.

Selection of a Target Business and Structuring of a Business Combination.

We anticipate that the selection of a Target Business will be complex and risky because of competition for such business opportunities among all segments of the financial community. The nature of our search for the acquisition of a Target Business requires maximum flexibility inasmuch as we will be required to consider various factors and circumstances which may preclude meaningful direct comparison among the various business enterprises, products or services investigated.. We have virtually unrestricted flexibility in identifying and selecting a prospective Target Business.   In addition, in evaluating  a Target Business, management will consider, among other factors, the following, which are not listed in any particular order.

    -  financial condition and results of operation of the Target Business;

    -  growth potential and projected financial performance of  the Target Business and the industry in which it operates;

    - experience and skill of management and availability of  additional personnel of the Target Business;

    -  capital requirements of the Target Business;

    -  the availability of a transaction exemption from  registration pursuant to the Securities Act for the  Business Combination;

    -  the location of the Target Business;

    -  competitive position of the Target Business;

    -  stage of development of the product, process or service of the Target Business;

   -  degree of current or potential market acceptance of the product, process or service of the Target Business;

   -   possible proprietary features and possible other protection of the product, process or service of the Target Business;

   -  regulatory environment of the industry in which the Target Business operates;

   -  costs associated with effecting the Business Combination; and

   -  equity interest in and possible management participation in  the Target Business.

The foregoing criteria are not intended to be exhaustive; any evaluation relating to the merits of a particular Business Combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant  by us in connection with effecting a Business Combination consistent with our business objective. In many instances, it is anticipated that the historical operations of a Target Business may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes.

Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a Target Business before we commit our capital or other resources thereto.  Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to it, would be desirable.  We  will be particularly dependent in  making decisions upon information provided by the promoter, owner, sponsor, or others associated with the business opportunity seeking our  participation.

In connection with our evaluation of a prospective Target Business, management anticipates that it will conduct a due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial or other information which will be made available to us. The time and costs required to select and evaluate a Target Business (including conducting a due diligence review) and to structure and consummate the Business Combination (including negotiating relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws and state "blue sky" and corporation laws) cannot presently be ascertained with any degree of certainty. Our officers and directors only devote a small portion of their time to the operations of the Company, and, accordingly, consummation of a Business Combination may require a greater period of time than if they    devoted their full time to the Company's affairs.

However, management will devote such time as they deem  reasonably necessary, to carry out the business and affairs of the Company, including the evaluation of potential Target Businesses and the negotiation of a Business Combination and, as a result, the amount of time devoted to our business and affairs may vary significantly depending upon, among other things, whether we  have identified a Target Business or are engaged in active negotiations of a Business Combination. Any costs incurred in connection with the identification and evaluation of a prospective Target Business with which a Business Combination is not ultimately consummated will result in a loss to the Company and reduce the amount of capital available to otherwise complete a Business Combination or for the resulting entity to utilize. In the event we  deplete our cash reserves, we might be forced to cease operations and a Business Combination might not occur.

We anticipate that we will locate and make contact with Target Businesses primarily through the reputation and efforts of management,  who will meet personally with existing management and key personnel, visit and inspect material facilities, assets, products and services belonging to such prospects, and undertake such further reasonable investigation as they deem  appropriate.  Management  has a network of business contacts and believes that prospective Target Businesses will be referred to the Company through these  network of contacts.

We also expect that many prospective Target Businesses will be brought to our attention from various other  non-affiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers, and other members of the financial community. Although there are no current plans to do so, we may engage the services of professional firms that specialize in finding business acquisitions and pay a finder's fee or other compensation. Since we have no current plans to utilize any outside consultants or advisors to assist in a Business Combination, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid.  However, because of our limited resources,  it is likely that any such fee we agree to pay would be paid in stock and not in cash.  In no event will we pay a finder's fee or commission to any officer or director or to any entity with which they are affiliated for such service.

As a general rule, Federal and state tax laws and regulations  have a significant impact upon the structuring of business combinations.  We will evaluate the possible tax consequences of any prospective Business Combination and will endeavor to structure a Business Combination so as to achieve the most favorable tax treatment for us,   the Target Business and their respective stockholders. There can be no assurance that the Internal Revenue Service or relevant state tax authorities will ultimately assent to our tax treatment of a particular consummated Business Combination.

To the extent the Internal Revenue Service or any relevant state tax authorities ultimately prevail in recharacterizing the tax treatment of a Business Combination, there may be adverse tax consequences to us, the Target Business and their respective stockholders. Tax considerations as well as other relevant factors will be valuated in determining the precise structure of a particular Business Combination, which could be effected through various forms of a merger, consolidation or stock or asset acquisition.

There are currently no limitations relating to our ability to borrow funds to increase the amount of capital available to us  to effect a Business Combination or otherwise finance the operations of the Target Business. However, our limited resources and lack of operating history could make it difficult for us to borrow additional funds from other sources. The amount and nature of any borrowings by us will depend on numerous considerations, including our capital requirements, potential lenders' evaluation of our ability to meet debt service on borrowings and the then prevailing conditions in the financial markets, as well as general economic conditions. We do not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that such arrangements if required or otherwise sought, would be available on terms commercially acceptable or otherwise in our best interests.  Our inability  to borrow funds required to effect or facilitate a Business Combination, or to provide funds for an additional infusion of capital into a Target Business, may have a material adverse effect on our  financial condition and future prospects, including the ability to effect a Business Combination. To the extent that debt financing ultimately proves to be available, any borrowings may subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest.  Furthermore, a Target Business may have already incurred debt financing and, therefore, all the risks inherent thereto.

If our securities are issued as part of an acquisition, such securities are required to be issued either in reliance upon  exemptions from registration under applicable federal or state securities laws or registered for public distribution. We intend to primarily target only those companies where an exemption from registration would be available; however, since the structure of the Business Combination has yet to be determined, no assurances can be made that we will be able to rely on such exemptions. Registration of securities typically requires significant costs and time delays are typically encountered. In addition, the issuance of additional securities and their potential sale in any trading market which might develop in our Common Stock, of which there is presently no trading market and no assurances can be given that one will develop, could depress the price of our Common Stock in any market which may develop in our Common Stock. Further, such issuance of additional securities would result in a decrease in the percentage ownership of  present shareholders.

Due to our small size and limited amount of capital, our ability to raise additional capital if and when needed could be constrained. Until such time as any enterprise, product or service which we  acquire generates revenues sufficient to cover operating costs, it is conceivable that we could find ourselves  in a situation where it needs additional funds in order to continue our operations. This need could arise at a time when we are  unable to borrow funds and when market acceptance for the sale of additional shares of our Common Stock does not exist.

COMPETITION

We expect to encounter intense competition from other entities having a business objective similar to ours.  Many of  these entities are well-established and have extensive experience in connection with identifying and effecting business combinations directly or through affiliates. Many of these  competitors possess greater financial, marketing, technical, personnel and other resources than us and there can be no assurances that we  will have the ability to compete successfully. Our financial resources will be extremely limited in comparison to those of many of our competitors. This inherent competitive limitation could compel us  to select certain less attractive Target Businesses for a Business Combination.   There can be no assurances that such Target Businesses will permit us to meet our stated business objective.  Management believes, however, that our status as a reporting public entity could give us a competitive advantage over privately held entities having a similar business objective to ours in acquiring a Target Business with significant growth potential on favorable terms.

UNCERTAINTY OF COMPETITIVE ENVIRONMENT OF TARGET BUSINESS

In the event that we succeed in effecting a Business Combination, we will, in all likelihood, become subject to intense competition from competitors of the Target Business. In particular, certain industries which experience rapid growth frequently attract an increasingly larger number of competitors, including competitors with increasingly greater financial, marketing, technical and other resources than the initial competitors in the industry. The degree of competition characterizing the industry of any prospective Target Business cannot presently be ascertained. There can be no assurances that, subsequent to a Business Combination, we will have the resources to compete effectively, especially to the extent that the Target Business is in a high-growth industry.

EMPLOYEES

We have no full time employees.  Our two officers, Daniel Ryan and Carl Gessner, serve on a part time basis, as does our Chairman, Rohit Patel. We expect to use consultants, attorneys and accountants as necessary, and do not anticipate a need to engage any full-time employees so long as it is seeking and evaluating Target Businesses.  The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in a specific Business Combination.

ITEM 2.  PROPERTIES

FACILITIES

Our principal office is located at 111 West Washington, Suite 860 Chicago, Illinois 60602.  This space is  provided to us rent free by our president, Daniel Ryan.  We expect to be able to utilize these facilities, free of charge, until such time as a Business Combination occurs.

ITEM 3.   LEGAL PROCEEDINGS

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

Part II

ITEM 5.   MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information-     Our common stock is currently traded on the National Association of Securities Dealers Automated Quotation System Over the Counter Bulletin Board ("OTCBB") under the symbol "HTAG" As of March 31, 2003 there were 2,291,836   common shares outstanding. There is limited trading activity in our securities, and there can be no assurance a regular trading market for our common stock will be sustained.

The following table sets forth, for the period indicated, the bid price range of our common stock.

2002	High	Low

Quarter Ended March 31, 2002*	$2.80	$1.33
Quarter Ended June 30, 2002	$2.22	$0.10
Quarter Ended September 30, 2002	$0.34	$0.09
Quarter Ended December 31, 2002	$0.09	$0.04

2003

Period Ended March 31, 2003	$0.52	$0.05

 * Our common stock began trading on February 28, 2002.

Such market quotations reflect the high bid and low prices as reflected by the OTCBB or by prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions. Some of the companies who serve as market makers for our common stock include Hill Thompson Magid, Schwab Capital Markets, Knight Securities, Wien Securities and M.H. Meyerson & Co.

Our shares are subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act. The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 persuade) or the registrant's net tangible assets; or exempted from the definition by the Commission. Since our shares are deemed to be "penny stocks", trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors.

(b)    Holders.  As of March 1, 2003 there were approximately 40 stockholders of record of our common stock.

(a)

Dividends.  We have not paid any cash dividends since our inception, and the Board of Directors does not contemplate doing so in the near future. Any decisions as to future payment of dividends will depend on our earnings and financial position and such other factors, as the Board of Directors deems relevant.

(b)

Recent Sale of Unregistered Securities

Following is a list of our securities that we have issued during this last year which have not been previously reported.

In December 2002, we issued 50,000 shares each to James Windmiller and Cary Daniels.   The shares were issued in lieu of compensation.  We relied on the exemption provided by Section 4(2) of the Securities Act to issue these shares.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis should be read in conjunction with our financial statements and the accompanying notes appearing subsequently under the caption "Financial Statements." The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties in the forward-looking statements. Our actual results may differ significantly from the results, expectations and plans discussed. We are presently a development stage company conducting virtually no business operation, other than our efforts to effect a Business Combination with a Target Business which we considers to have significant growth potential.  We cannot predict to what extent our liquidity and capital resources will be diminished prior to the consummation of a Business Combination or whether our capital will be further depleted by the operating losses, if any, of the Target Business which we effectuate a Business Combination with.  The continuation of our business is dependant upon our ability to obtain adequate financing arrangements, effectuate a Business Combination and ultimately, engage in future profitable operations.

Our Operations During 2002

We were not able to secure required financing to continue with a number of our planned operations in 2002.  Our wholly owned subsidiary, Heritage Brick International, LLC was not able to close on a transaction to purchase a brick manufacturing facility in Miami, Oklahoma.

In December 2002, we were notified by E-Myth, LLC that it was terminating the shared service agreement, which was previously executed in February 2001.  E-Myth was to provide office space, management, accounting and back office support to Blair Consulting Group, LLC, an 80% owned subsidiary.   In connection therewith, on December 17, 2002 we transferred our 80% interest in Blair to E-Myth.  In consideration thereof, E-Myth assigned and convened any and all rights, which Blair Consulting had in 93,751 shares of Heritage.  E-Myth is controlled by Carl Daniel and James Windmiller, former members of our board of directors.

Planned Operations For 2003

We must be able to identify and close on a target business.   If we are successful with any of our planned acquisitions, of which there can be no assurance, the scale of our operations will increase significantly. This increase will include the hiring of additional personnel in all functional areas and will result in significantly higher operating expenses. There can be no assurance that the increase in operating expenses will be offset by a similar increase in revenues. Expansion of our operations may cause a significant strain on our management, financial and other resources. Our ability to manage future growth, should it occur, will depend upon a significant expansion of our accounting and other internal management systems and the implementation and subsequent improvement of a variety of systems, procedures and controls. There can be no assurance that significant problems in these areas will not occur. Any failure to expand these areas and implement and improve such systems, procedures and controls in an efficient manner at a pace consistent with our business could have a material adverse effect on our business, financial condition and results of operations. As a result of such expected expansion and the anticipated increase in our operating expenses, as well as the difficulty in forecasting revenue levels, we expect to continue to experience significant fluctuations in our revenues, costs and gross margins, and therefore our results of operations.

RESULTS OF OPERATIONS - FOR THE YEAR ENDED DECEMBER 31, 2001 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2000.

REVENUES

We had no operating revenues in either 2002 or 2001.   The   transfer of Blair Consulting Group, Inc. has been accounted for as a discontinued operations and accordingly, its operating results have been segregated and reported as discontinued operations in the statement of operations and cash flows.  Revenues were $376,700 and $213,405 and the net loss was $58,831 and $11,348 related to the operations of Blair for the years ended December 31, 2002 and 2001. We incurred a net loss from continuing operations of $(512,881) as compared to a loss of  $(1,721) in 2001 and a net loss in 2002 of  $(602,104) as compared to $(13,069).  The significant increase in our operating loss is attributable to the impairment of our brick manufacturing assets in the amount of $492,656.

ASSETS AND LIABILITIES

Total assets as of December 31, 2002 were $1,078.  We also had accounts payable of $850. Our Stockholders' equity was $228.  Presently, we are not in a position to meet our cash requirements for the remainder of our fiscal year or for the next 12 months. We do not generate any cash revenue or receive any type of cash flow.  It is likely that a Business Combination might not occur during the next 12 months.  In the event we cannot meet our operating costs prior to the effectuation of a Business Combination, we may cease operations and a Business Combination may not occur.

Prior to the occurrence of a Business Combination, we may be required to raise capital through the sale or issuance of additional securities in order to ensure that we can meet our operating the effectuation of a Business Combination. No commitments of any kind to provide additional funds have been made by management, other present shareholders or any other third person.  There are no agreements or understandings of any kind with respect to any loans from such persons on our behalf.  Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover our expenses.  In the event the Company can no longer borrow funds from management, and the Company elects to raise additional capital prior to the effectuation of a Business Combination, it expects to do so through the private placement of restricted securities rather than through a public offering.

ITEM 7 - FINANCIAL STATEMENTS:

Attached hereto are the Company’s audited consolidated financial statements as of December 31, 2002 and for the year ended December 31, 2002 and for the period from February 1, 2001 (date operations commenced) to December 31, 2001.

HERITAGE COMPANIES, INC.

(FORMERLY NATIONAL HEADHUNTERS INC.)

INDEX TO FINANCIAL STATEMENTS

FINANCIAL STATEMENTS:	Page
Independent auditors’ report	F-1

Balance Sheet as of December 31, 2002	F-2

Statements of Operations for the year ended December 31, 2002 and the period from February 1, 2001 (date operations commenced) to December 31, 2001	F-3

Statement of Stockholders’ Equity for the year ended December 31, 2002 and the period from February 1, 2001 (date operations commenced) to December 31, 2001	F-4

Statements of Cash Flows for the year ended December 31, 2002 (unaudited) and for the period from February 1, 2001 (date operations commenced) to December 31, 2001	F-5

Notes to Financial Statements	F-6

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Heritage Companies, Inc.:

We have audited the accompanying balance sheet of Heritage Companies, Inc. (formerly National Headhunters, Inc.) as of December 31, 2002, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2002 and for the period from February 1, 2001 (date operations commenced) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Heritage Companies, Inc. (formerly National Headhunters, Inc.) as of December 31, 2002, and the results of its operations and its cash flows for the year ended December 31, 2002 and for the period from February 1, 2001 (date operations commenced) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note G to the financial statements, the Company has minimal assets, stockholders’ equity and has ceased operations at December 31, 2002, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note G. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pickett, Chaney & McMullen, LLP

Overland Park, Kansas

February 20, 2003

HERITAGE COMPANIES, INC.

(FORMERLY NATIONAL HEADHUNTERS, INC.)

BALANCE SHEET

DECEMBER 31, 2002

ASSETS:
Cash and cash equivalents	$ 1,078
Total current assets	1,078

Total assets	$ 1,078

LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts payable	$ 850
Total current liabilities	850

Commitments and contingencies

STOCKHOLDERS' EQUITY:

Common stock, $.001 par value; 20,000,000 shares authorized,
2,291,836 shares issued and outstanding	2,292
Additional paid-in capital	615,359
Retained earnings (deficit)	(617,423)
Total stockholders' equity	228

Total liabilities and stockholders' equity	$ 1,078

The accompanying Notes to Financial Statements are an integral part of these financial statements.

HERITAGE COMPANIES, INC.

(FORMERLY NATIONAL HEADHUNTERS, INC.)

STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2002 AND FOR THE PERIOD FROM FEBRUARY 1, 2001 (date operations commenced) TO DECEMBER 31, 2001

	2002	2001
Selling, general and administrative expenses	$ 20,225	$ 1,721
Impairment of brick manufacturing assets	492,656	-

Loss from continuing operations before taxes	(512,881)	(1,721)
Income taxes	-	-
Net loss from continuing operations	(512,881)	(1,721)

Discontinued operations:
Loss from operations, net of tax	(61,648)	(11,348)
Loss on disposal, net of tax	(27,575)	-

Net loss	$(602,104)	$ (13,069)

Basic and diluted loss per share:
Loss from continuing operations per share	$ (0.305)	$ (0.004)
Loss from discontinued operations	(0.037)	(0.027)
Loss from disposal of discontinued operations	(0.016)	-
Net loss per share	$ (0.358)	$ (0.031)

Weighted average shares outstanding	1,682,202	416,667

The accompanying Notes to Financial Statements are an integral part of these financial statements.

HERITAGE COMPANIES, INC.

(FORMERLY NATIONAL HEADHUNTERS, INC.)

STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2002 AND FOR

THE PERIOD FROM FEBRUARY 1, 2001 (date operations

commenced) TO DECEMBER 31, 2001

Common Stock	Additional	Retained		Total
	Paid-in	Earnings	Treasury	Stockholders’
	Shares	Amount	Capital	(Deficit)	Stock	Equity

Balance, February 1, 2001	-	$ -	$ -	$ -	$ -	$ -

Issuance of stock in formation	500,000	500	-	-	(83)	417

Stock split	-	-	2,083	(2,250)	-	(167)

Net loss	-	-	-	(13,069)	-	(13,069)

Balance, December 31, 2001	500,000	500	2,083	(15,319)	(83)	(12,819)

Issuance of stock, net of costs of $17,150	500,000	500	222,350	-	-	222,850

Private placement of stock	750,000	750	359,250	-	-	360,000

Issuance of stock in lieu of compensation	100,000	100	4,900	-	-	5,000

Issuance of stock in exchange for debt	515,123	515	26,786	-	-	27,301

Return & cancellation of shares	(176,257)	(176)	176	-	-	-

Stock dividend - 12.5%	196,721	197	(186)	-	(11)	-

Cancellation of treasury stock	(93,751)	(94)	-	-	94	-

Net loss	-	-	-	(602,104)	-	(602,104)

Balance, December 31, 2002	2,291,836	$2,292	$615,359	$(617,423)	$ -	$ 228

The accompanying Notes to Financial Statements are an integral part of these financial statements.

HERITAGE COMPANIES, INC.

(FORMERLY NATIONAL HEADHUNTERS, INC.)

STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2002 AND FOR THE PERIOD FROM FEBRUARY 1, 2001 (date operations commenced) TO DECEMBER 31, 2001

	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$ (512,881)	$ (1,721)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of brick manufacturing assets	492,656	-
Common stock issued in lieu of compensation	5,000	-
Changes in operating assets and liabilities of continuing operations (exclusive of effects of acquisition):
Accounts receivable	(5,000)	-
Other current assets	11,667	(11,667)
Accounts payable	850	-
Other current liabilities	(11,667)	11,667
Net cash used in continuing operations	(19,375)	(1,721)
Net cash used in discontinued operations	(61,649)	(11,348)
Net cash used in operating activities	(81,024)	(13,069)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to equipment	(24,456)	-
Proceeds from sale of equipment	-	2,000
Deposit on manufacturing facility	(105,000)	-
Note receivable-related party	200,000	(200,000)
Net cash provided by (used in) investing activities	70,544	(198,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	240,000	250
Deferred stock offering costs	-	(17,150)
Notes payable-related parties	(200,000)	200,000
Related party payable/receivable, net	(28,881)	52,165
Payments on acquisition obligations	-	(23,757)
Net cash provided by financing activities	11,119	211,508
Net increase in cash and cash equivalents	639	439
Cash and cash equivalents at beginning of period	439	-
Cash and cash equivalents at end of period	$ 1,078	$ 439

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the periods for – Interest	$ 13,390	$ 1,825
Cash paid during the periods for - Income taxes	$ -	$ -
NONCASH FINANCING AND INVESTING ACTIVITIES:
Stock issued for intangible assets	$ 360,000	$ -
Return and cancellation of common stock	$ 176	$ -
Stock dividend	$ 197	$ -
Issuance of common stock in exchange for debt	$ 27,301	$ -
Cancellation of treasury stock	$ 94	$ -
Stock split	$ -	$ 167

The accompanying Notes to Financial Statements are an integral part of these financial statements.

HERITAGE COMPANIES, INC.

(FORMERLY NATIONAL HEADHUNTERS, INC.)

NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2002 AND

FOR THE PERIOD FROM FEBRUARY 1, 2001 (date operations

commenced) TO DECEMBER 31, 2001

NOTE A--NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization -  Heritage Companies, Inc. (the "Company" or "Heritage"), was organized and commenced operations on February 1, 2001 as a Nevada corporation under the name “National Headhunters, Inc.”  At a special shareholders meeting on May 14, 2002, the Company’s shareholders approved a change in the Company’s name from National Headhunters, Inc. to Heritage Companies, Inc. The Company was formed as a holding company to effect the acquisition of assets and the assumption of certain liabilities of Blair Consulting Group, Inc. (the "Acquisition") through the Company's 80%-owned subsidiary, Blair ("Blair").  The Acquisition was consummated on February 1, 2001. The Company has adopted a fiscal year end of December 31.

On January 18, 2002, the Board of Directors declared a 25 for 1 stock split.  On August 15, 2002, the Board of Directors declared a 1 for 6 reverse stock split.  These stock splits have been given retroactive effect (as if it occurred on February 1, 2001) for financial reporting purposes.

The Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission, which was declared effective on November 13, 2001.  The Company registered 120,000 (500,000 shares post-split) shares of Common Stock, par value $0.001 per share, which were offered at a price of $2.00 per share ($0.48 post split). The offering of stock was completed during January 2002 raising $240,000 (exclusive of offering costs).

On December 17, 2002, the Board of Directors approved a formal plan of disposal regarding its subsidiary, Blair, which was involved in the permanent placement business.  The disposal of Blair was completed prior to December 31, 2002.  The disposal of Blair has been accounted for as a discontinued operation and accordingly, its operating results have been segregated and reported as discontinued operations in the accompanying statements of operations and cash flows.

Nature of operations - Prior to the disposal of Blair, the Company provided permanent placement services in the fields of accounting and finance, information technology, administrative, office and general management areas. Currently the Company has no ongoing business operations and is attempting to identify and acquire or merge with other businesses.

Cash and cash equivalents - The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Income taxes - The Company was formed as a C-Corporation for income tax reporting purposes. Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided, when, in the opinion of management, it is more likely than not that a portion or all of a deferred tax asset will not be realized.

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results may differ from these estimates.

Basic and diluted earnings per share - Basic earnings per share are computed using the weighted average number of common shares outstanding during the period.  Diluted earnings per share are computed using the weighted average number of common and, if dilutive, common equivalent shares outstanding during the period.  Common equivalent shares consist of the incremental common shares issuable upon exercise of stock options, warrants and similar instruments (using the treasury stock method). The shares held by the Company's consolidated subsidiary (Blair) were not considered to be outstanding for the earnings per share computations.  The 25 for 1 stock split declared on January 18, 2002 and the 6 for 1 reverse stock split declared on August 15, 2002, have been given retroactive effect (as if it occurred on February 1, 2001) for earnings per share purposes.

Derivative financial instruments - The Company held no derivative financial instruments during the period from February 1, 2001 (date operations commenced) to December 31, 2002.

Accounting pronouncements – In June 2001, SFAS No. 143, “Accounting for Asset Retirement Obligations” was issued.  SFAS No. 143 addresses accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and is effective for fiscal years beginning after June 15, 2002.  The Company does not expect the adoption of this new standard to have a material impact on its operations, financial position or cash flows.

In July 2001, SFAS No. 144, “Impairment or Disposal of Long-Lived Assets,” was issued and is effective for fiscal years beginning after December 15, 2001.  The provisions of this statement provide a single accounting model for impairment of long-lived assets.  The Company does not expect the adoption of this standard to have a material impact on its operations, financial position or cash flows.

NOTE B--BLAIR CONSULTING GROUP, INC.

Pursuant to an Asset Purchase Agreement dated and effective February 1, 2001, Heritage, through its 80%-owned subsidiary, Blair, purchased all tangible and intangible assets, and assumed certain liabilities of Blair Consulting Group, Inc. Total consideration paid was $61,203 based on the net liabilities assumed in the transaction.  Founded in 1996, Kansas City, Missouri-based Blair Consulting Group, Inc. specializes in recruiting and permanent placement of personnel.

During December 2002, the Board of Directors was formally notified by E-Myth, LLC that it was exercising its contractual right to cancel the shared services agreement (See Note E).  The agreement required E-Myth, LLC to provide office space, management, accounting and back office support and day-to-day financing to Blair. The Board determined that it could not replace the services provided by E-Myth, LLC under the agreement in a timely manner or on an economical basis.  On December 17, 2002, the Board of Directors adopted a formal plan to dispose of Blair. In connection therewith, on December 17, 2002, the Board of Directors approved a transaction whereby it effectively disposed of its 80% membership interest in Blair by transferring its ownership interest to E-Myth, LLC. In consideration for the transfer of membership interest, E-Myth, LLC agreed to the following:

·

E-Myth, LLC executed and delivered a stock power, which assigned and conveyed any and all rights Blair had in the 93,751 Heritage common shares (held by Blair).

·

The forgiveness of all inter-company payables/receivables by and between Heritage, Blair and E-Myth.

·

The assumption by E-Myth, LLC of any and all liabilities whether known or unknown related to the initial acquisition and ongoing operations (including any and all income and payroll taxes) of Blair.

·

E-Myth, LLC will indemnify and hold Heritage Companies, Inc. harmless from all litigation, claims and other liabilities (including any all income and payroll taxes) related to the initial acquisition and ongoing operations of Blair.

·

Heritage Companies, Inc. will indemnify and hold E-Myth, LLC harmless from all litigation, claims and other liabilities related to past, present and future operations of Heritage Companies, Inc., previously National Headhunters, Inc.

E-Myth, LLC is controlled by Cary Daniel and James Windmiller, who were members of the Company’s Board of Directors.

The disposal of Blair has been accounted for as a discontinued operation and accordingly, its operating results have been segregated and reported as discontinued operations in the accompanying statements of operations and cash flows. Revenues were $376,700 and $213,405 and the net loss was $58,831 and $11,348 related to the operations of Blair for the year ended December 31, 2002 and the period ended December 31, 2001, respectively.  All assets and liabilities related to the discontinued operations have been disposed of as of December 31, 2002.

NOTE C -- IMPAIRMENT OF BRICK MANUFACTURING ASSETS

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

The Company was unable to obtain adequate debt financing to fund the closing of this purchase agreement or to enter into the cement brick manufacturing business.  The Company has abandoned its efforts to enter the cement brick manufacturing business, as a result of the Company’s inability to obtain adequate financing.  Accordingly, the Company has impaired all assets associated with the cement brick manufacturing operations.  Such impairment is reflected as a $492,656 loss in the statement of operations, which includes the cash deposit on the manufacturing facility ($105,000), the related work-in-process ($22,656), prepaid assets ($5,000) and the intangible assets ($360,000) associated with the cement brick manufacturing operations.

NOTE D--INCOME TAX PROVISION

The income tax provision for the year ended December 31, 2002 and for the period from February 1, 2001 (date operations commenced) to December 31, 2001 consists of the following:

Tax Benefit (expense)
Continuing operations:	2002	2001
Current	$ -	$ -
Deferred	-	-
Income tax provision -continuing operations	-	-
Discontinued operations:
Current	-	-
Deferred	-	-
Income tax provision - discontinuing operations	-	-

Total income tax provision	$ -	$ -

The following table summarizes the significant differences between the Federal statutory tax rate and the Company's effective tax rate for financial reporting purposes:

Federal statutory tax rate	34.0%
State and local taxes net of Federal tax effect	1.0
Impairment of brick operation assets	(20.0)
Valuation allowance	(15.0)

Effective tax rate	0%

The tax effects of temporary differences primarily relate to net operating loss carryforwards and the related valuation allowance the net effects of which follow as of December 31, 2002:

Tax asset (liability)
Net operating loss carryforward	$52,500
Valuation allowance	(52,500)

$ -

The company has generated net operating loss carryforwards of approximately $154,600, which expires through 2017.  A valuation allowance of $52,500 has been applied to offset the tax benefit related to the net operating loss carryforward as of December 31, 2002 because of doubt about their realization.

NOTE E--RELATED PARTY TRANSACTIONS

During the year ended December 31, 2002 and for the period from February 1, 2001 (date operations commenced) to December 31, 2001 the Company recorded the following related party transactions, reflected in the accompanying Consolidated Statement of Operations:

	2002	2001
Interest income on note receivable	$ -	$11,667

Interest expense on notes payable	$ -	$11,667

Shared services agreement	$ 42,865	$43,922

Compensation expense	$ 5,000	$ -

Shared services agreement - The Company had entered into a shared services agreement on February 1, 2001 with E-Myth, LLC, the minority interest holder in the Company's subsidiary, Blair. In addition, E-Myth, LLC is controlled by Cary Daniel and James Windmiller, who were members of the Company’s Board of Directors.  In accordance with the agreement, E-Myth, LLC provided office space and administrative, cash management, accounts receivable, accounts payable, payroll and accounting services to Blair for a fixed fee of $2,750 per month plus 5.00% of accounts receivable collections.

In addition, the Company reimbursed E-Myth, LLC for its proportionate share of occupancy costs (exclusive of office rent), which includes among other items, utilities, telephone, and maintenance expenditures.   During December 2002, the Board of Directors was formally notified by E-Myth, LLC that it was exercising its contractual right to cancel the shared services agreement (See Note B).  In addition, on December 17, 2002, E-Myth, LLC acquired Company’s ownership interest in Blair (See Note B).

Advances by related parties - E-Myth, LLC and certain Company shareholders have provided funding to the Company to meet its day-to-day liquidity needs.  On December 17, 2002, the Company issued 515,123 shares of stock in exchange for the cancellation of $27,301 of outstanding indebtedness to certain shareholders (See Note F).  There was no outstanding balance under this arrangement at December 31, 2002. This arrangement is informal, bears no interest and has no maturity date.

Note receivable-related party -The Company had an unsecured note receivable in the amount of $200,000 from E-Myth, LLC. E-Myth, LLC is controlled by Cary Daniel and James Windmiller, who were members of the Company’s Board of Directors.  The note bore interest at 10% with the entire principal and accrued interest balance due at maturity on January 1, 2002. This note was paid off in 2002.

Notes payable-related party – The Company executed promissory notes during 2001 with eight individuals who were stockholders or management of Heritage, Blair or E-Myth, LLC, or their relatives with an aggregate principal balance of $200,000. The notes bore interest at 10% with the entire principal and accrued interest balance due at maturity on January 1, 2002.  Such notes payable were paid-off during 2002.

Compensation expense - On December 17, 2002, the Company issued 100,000 shares of stock to James Windmiller and Cary Daniel in lieu of compensation for their prior services as members of the Company’s Board of Directors and officers of the Company.  The value of the shares was determined to be $5,000 (based upon the average trading price per share for the previous 45 days) and was charged to operations. (See Note F).

NOTE F—STOCKHOLDERS’ EQUITY

During January 2002, the Company issued 500,000 shares (after effect of stock splits) pursuant to a Registration Statement on Form SB-2, raising proceeds of $240,000 ($222,850 net of offering costs). The proceeds from this offering were used to retire outstanding notes payable to related parties in the amount of $200,000 and for general corporate purposes.

During January 2002, the Company issued a total of 750,000 shares (after effect of stock splits) of unregistered shares to two accredited investors for total consideration valued at $360,000 (value based on other sales of shares for cash proceeds during the same time period).

The shares were issued as consideration for intangible assets (comprised of noncompetition agreements, proprietary and confidential information related to the brick manufacturing process and the fabrication of the specialized brick manufacturing equipment and other intellectual properties) related to the Company’s planned entry into the concrete brick manufacturing industry.  As a result of the Company abandoning the cement brick manufacturing business, the intangible assets recorded as a result of this stock issuance has been charged off as of December 31, 2002, (See Note C).

On January 18, 2002, the Board of Directors declared a 25 for 1 stock split.  On August 15, 2002, the Board of Directors declared a 1 for 6 reverse stock split.  These stock splits have been given retroactive effect (as if it occurred on February 1, 2001) for financial reporting purposes.

On April 9, 2002, the Board of Directors declared a 12.5% common stock dividend to shareholders of record on April 12, 2002, and payable on April 30, 2002.

On April 12, 2002, several of the Company’s shareholders returned 176,257 shares (after effect of stock splits) of common stock to the Company, which were cancelled.

On June 17, 2002, the Company’s shareholders approved an amendment to the Company’s Articles of Incorporation in order to increase the number of common shares authorized for issuance from 11,000,000 to 20,000,000.

On December 17, 2002, the Company issued 100,000 shares of stock to James Windmiller and Cary Daniel in lieu of compensation for their prior services as members of the Company’s Board of Directors.  The value of the shares was determined to be $5,000 (based upon the average trading price per share for the previous 45 days) and was charged to operations.

On December 17, 2002, the Company issued 515,123 shares of stock in exchange for the cancellation of $27,301 of outstanding indebtedness.

NOTE G - GOING CONCERN AND MANAGEMENT’S PLAN

The Company’s financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has total assets of $1,078, stockholders’ equity of $228 and has ceased operations as of December 31, 2002.  In addition, on January 20, 2003, the Company’s Board of Directors and officers were replaced. The new management team is currently developing a revised business plan with respect to the Company’s future operations and capitalization.

In order to implement its revised business plan, develop a reliable source of revenues, and achieve a profitable level of operations, the Company will need, among other things, to be successful in raising funds from the successful raising of capital through the sale of stock and/or loans from major shareholders and third parties, the proceeds of which will be used to implement the Company’s business plans and to pay operating expenses. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and ultimately to attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

None.

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

OFFICERS AND DIRECTORS

The executive officers and directors of the Company and their ages as of the date of this Annual Report to Shareholders are as follows:

NAME	AGE	POSITION

Rohit Patel	57	Chairman

Daniel Ryan	38	President

Carl Gessner	56	Chief Executive Officer/Treasurer

Rohit Patel, Chairman

Mr. Patel has been an active investor in the hospitality and retail sectors for the past fifteen years, including hotels, gas stations, convenience stores, and video stores.  Prior to his involvement in these ventures, he owned and operated a manufacturing company, Precise Lapping & Grinding Co., for 7 years that specialized in diamond polishing various components in the electronic, aerospace, auto and machinery industries.  In 1982, Pratt & Whitney a division of United Technologies acquired Mr. Patel’s company.  Following the acquisition, he held the position as a Technical Advisor for Pratt & Whitney/United Technologies for a period of 7 years.  Additionally, Mr. Patel served as a plant manager for the Lapping Department of Ultra Precision Mfg Co. for a period of 5 years. He earned a bachelor’s degree in Chemistry from India’s Gujarat State University in 1970.

Daniel Ryan, President

Mr. Ryan has a background in business and financial services specializing within the insurance industry. In September of 1987, Mr. Ryan took control of an 80-year-old family insurance agency, Weinstein and Ryan Inc., a profitable niche insurance agency owned by the family since 1923.  In December of 1991, he became President of the insurance agency.  Mr. Ryan founded P.C.R. in 1993, a niche insurance provider.  He earned a bachelor’s degree in Communications from Western Illinois University in 1987.

Carl A. Gessner, Chief Executive Officer

Mr. Gessner has 20 years of business experience.  From 1982 to 1995, Mr. Gessner worked as a realtor in New Jersey and Florida.  He has held the following positions since 1995: From 1995 to 1997, he served as office business manager of two sister stock brokerage companies: Wall Street Money Center Corporation and Wall Street Money Management Group, Inc. in Boca Raton, FL, where he was responsible for budgeting, purchasing, payroll, human resources, and other day-to-day office functions. From 1997 to May 1999, he was promoted to Financial Operations Principal at the same companies, where he was responsible for all operations and financial reporting functions, including service as compliance officer for the firms. He became chief compliance officer for Traderight Securities in May 2001, where he served until his promotion to Vice President in 2002.  Mr. Gessner earned a bachelor's degree in business from Rider College in 1968.

Committees of The Board Of Directors

We presently do not have an audit committee, compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees. However, our board of directors may establish various committees during the current fiscal year.

Compensation of Directors

Our directors do not receive cash compensation for their services as directors or members of committees of the board, but are reimbursed for their reasonable expenses incurred in attending board or committee meetings.

Terms of Office

Our directors may be appointed for terms of one, two or three years.  Our current Board members will continue to retain their position until the next annual shareholders meeting.

Section  16(a)  Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believes that during the fiscal year ended December 31, 2002 all such filing requirements applicable to our officers, directors and ten percent holders were complied with.

ITEM 10.  EXECUTIVE COMPENSATION SUMMARY COMPENSATION TABLE

The following table provides certain summary information concerning compensation of the Company's chief executive officer and the four other most highly compensated executive officers of the Company (collectively, the Named Executive Officers) since the Company's inception through December 31, 2002.  There were no stock appreciation rights outstanding during the period from February 1, 2001 (date operations commenced) to December 31, 2002.

None of the Company’s current officers or directors were employed by the Company during the fiscal year ended December 31, 2002, having assumed their position in January 2003.

ANNUAL COMPENSATION	LONG-TERM COMPENSATION
------------------------------	------------------------------
AWARDS	PAYOUTS
----------------------	--------
						SECURITIES
				OTHER	RESTRICTED	UNDERLY-
NAME AND				ANNUAL	STOCK	ING	LTIP
PRINCIPAL	FISCAL	SALARY	BONUS	COMPENSATION	AWARD(S)	OPTIONS/	PAYOUTS
POSITION	YEAR	($)	($)	($)	(#)	SARs(#)	($)

Cary
Daniel, Former	2001	*	*	*	*	*	*
Principal	2002	*	*	*	*	*	*
Executive
Officer

James
Windmiller	2001	*	*	*	*	*	*
Former Principal	2002	*	*	*	*	*	*
Financial
Officer,
Secretary

Michael
Blair, Former	2001	*	$75,071#	*	*	*	*
Principal	2002	*	$72,508#	*	*	*	*
Operating
Officer

NAME AND		ALL OTHER
PRINCIPAL		COMPENSATION
POSITION		($)
-------------------		-----------------------
Cary Daniel	2001	*
Former Principal
Executive	2002	**
Officer

James
Windmiller	2001	*
Former Principal
Financial	2002	**
Officer,
Secretary

Michael
Blair, Former	2001	*
Principal
Operating	2002	*
Officer

#  The bonus amount paid to Mr. Blair represents commissions paid on placement fees generated by himself and other recruiters.  Mr. Blair receives a commission equal to 60% of all fees he generates and an override equivalent to 8% to 20% on fees generated by other recruiters.

*     Not applicable.

**   50,000 shares were issued in lieu of compensation

EMPLOYMENT AGREEMENTS

There are no employment agreements between the Company and any of its management.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information concerning the beneficial ownership of the Common Stock as of the date of the Prospectus, for (a) each person known to the Company to be a beneficial owner of the Common Shares; (b) each director; (c) each executive officer designated in the section captioned MANAGEMENT--Executive Compensation; and (d) all directors and executive officers as a group. Except as otherwise noted, each person named below had sole voting and investment power with respect to such securities.

BENEFICIAL OWNERSHIP (1)
NAME AND ADDRESS	SHARES	PERCENT

Rohit Patel (2)	1,188,000	51.8%

Dan Ryan (2)	0	0.0%

Carl Gessner (2)	0	0.0%

All directors and executive officers as a group (3 persons)	1,188,000	51.8%

(1) Under Rule 13d-3, a beneficiary owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares:  (1) voting power, which includes the power to vote, or to direct the voting shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.

(2) All officers and directors can be contacted at the Company’s principal place of business located at 111 West Washington, Suite 860, Chicago, IL  60602.

ITEM 12- CERTAIN RELATIONSHIPS and RELATED TRANSACTIONS

The following information pertains to all transactions during the last two years, or proposed transactions, to which the Company was or is to be a part, in which any of our former or current officers or directors, or nominees for appointment as an officer or director, any material shareholder listed above and any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the foregoing persons.

In February 2001 we entered into a shared services agreement with E-Myth, LLC, the minority interest holder in the Company’s subsidiary, Blair Consulting. The agreement provided for a monthly payment of $2,750 plus 5% of accounts receivable collections.  In December 2002, this agreement was cancelled by E-Myth.

Also, during 2002 E-Myth LLC and certain Company shareholders have provided funding to the Company to meet its day-to-day needs.  On December 17, 2002 the Company issued 515,214 shares of stock in exchange for the cancellation of $27,301 of outstanding indebtedness.

On December 17, 2002 the Company issued 100,000 shares of stock to James Windmiller and Cary Daniel in lieu of compensation for prior services.

We have not entered into any type of employment agreement or other compensation program or other agreement with any current officer or director and do not expect that we will enter into such agreement until we consummate a business acquisition. Officers and directors will however, be compensated for out of pocket expenses.

PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)

INDEX TO EXHIBITS

EXHIBIT

DESCRIPTION

NUMBER

-------------

-----------------------------------------------

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

-----------------------

*    Previously filed with the Securities and Exchange Commission

------------------

(b)   Reports on Form 8-K

We filed a report on Form 8-k on December 19, 2002, which discussed the disposition of our 80% equity ownership in Blair Consulting Group, Inc.

ITEM 14.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  We maintain controls and procedures designed to ensure that information required to be disclosed in this report is recorded, processed, accumulated and communicated to our management, including our chief executive officer and our chief financial officer to allow timely decisions regarding required disclosures.  Within the 90 days prior to the filing date of this report, our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation as to the effectiveness of the design and operation of these disclosures controls and procedures.  Our chief executive officer and chief financial officer concluded that, as of fifteen days prior to the filing date of this report, that these disclosure controls and procedures are effective.

Changes in Internal controls.  Subsequent to the date of the above evaluation, we made no significant changes in our internal controls or in other factors that could significantly affect these controls, nor did we take any corrective action, as the evaluation revealed no significant deficiencies or material weaknesses.

       SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE COMPANIES, INC.:

April 10, 2003	/s/ ROHIT PATEL
Rohit Patel, Chairman

April 10, 2003	/s/ DANIEL RYAN
Daniel Ryan, President

April 10, 2003	/s/ CARL GESSNER
Carl Gessner, CEO

   CERTIFICATION OF CHIEF EXECUTIVE AND CHIEF FINANCIAL OFFICER

        PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, ROHIT PATEL, have received this annual report on Form 10-KSB of the Heritage Companies, Inc.

1.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such HERITAGE COMPANIES, INC. statements were made, not misleading with respect to the period covered by this annual report;

2.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report:

3.   The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules13a14 and 15d-14) for the registrant and we have:

       a.

Designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b.

Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date);

       c.

Presented in this annual report are conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

1.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants auditors and Board of directors (or persons performing the equivalent function):

      a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

       b.

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

       c.

There have not been any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:

April 10, 2003

/s/ ROHIT PATEL

-------------------------------------

Rohit Patel, Chairman

      CERTIFICATION OF CHIEF EXECUTIVE AND CHIEF FINANCIAL OFFICER

        PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, DANIEL RYAN, have received this annual report on Form 10-KSB of the Heritage Companies, Inc.

1.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material necessary to make the statements made, in light of the circumstances under which such HERITAGE COMPANIES, INC. statements were made, not misleading with respect to the period covered by this annual report;

2.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report:

3.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and we have:

a.

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.

Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date);

c.

Presented in this annual report are conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

4.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and Board of directors (or persons performing the equivalent function):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b.

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

a.

There have not been any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:

April 10, 2003

/s/ DANIEL RYAN

-------------------------------------

Daniel Ryan, President

     CERTIFICATION OF CHIEF EXECUTIVE AND CHIEF FINANCIAL OFFICER

        PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, CARL GESSNER have received this annual report on Form 10-KSB of the Heritage Companies, Inc.

1.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material necessary to make the statements made, in light of the circumstances under which such HERITAGE COMPANIES, INC. statements were made, not misleading with respect to the period covered by this annual report;

1.

Based on my knowledge, the financial statements, and other financial information   included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report:

2.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and we have:

a.

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.

Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

c.

Presented in this annual report are conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

3.

The registrant’s other certifying officers and I have disclosed, based on our most recent   evaluation, to the registrant’s auditors and Board of directors (or persons performing the equivalent function):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b.

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

c.

There have not been any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:

April 10, 2003

/s/ CARL GESSNER

-------------------------------------

Carl Gessner, President

#