Form 10QSB
period 2003-03-31
HERITAGE COMPANIES INC
filed 2003-05-21
CIK 1145761

 U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2003

[   ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

HERITAGE COMPANIES, INC.

(Exact name of small business issuer as specified in its charter)

     Nevada

43-1932733

(State or other jurisdiction of

(IRS Employer identification No.)

incorporation or organization)

111 West Washington, Suite 860, Chicago, IL 60602

(Address of principal executive offices)

(312) 201-8050

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

Number of shares of common stock outstanding as of

May 15, 2003: 2,291,836

Number of shares of preferred stock outstanding as of

May 15, 2003: none

INDEX TO FORM 10-QSB

Page No.

PART I

Item 1.

Financial Statements

Balance Sheet –March 31, 2003

2

Statements of Operations – Three Months Ended

March 31, 2003 and 2002

3

Statements of Cash Flows – Three Months Ended

March 31, 2003 and 2002

4

Notes to Financial Statements

5-7

Item 2.

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

8-9

Item 3.

Controls and Procedures

9

PART II

Item 1.

Legal Proceedings

9

Item 2.

Changes in Securities

9

Item 3.

Defaults Upon Senior Securities

9

Item 4.

Submission of Matters to a Vote of Security Holders

9

Item 5.

Other Information

9

HERITAGE COMPANIES, INC.

BALANCE SHEET
AS OF MARCH, 31 2003 (UNUAUDITED)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 1,078
TOTAL CURRENT ASSETS	1,078

TOTAL ASSETS	$ 1,078

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$ 1,408
TOTAL CURRENT LIABILITIES	1,408

STOCKHOLDERS' DEFICIT
Common stock ($.001 par value, 20,000,000 shares authorized; 2,291,836 issued and outstanding)	2,292
Additional paid in capital	615,359
Retained deficit	(617,981)
TOTAL STOCKHOLDERS' DEFICIT	(330)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 1,078

See accompanying notes to financial statements

HERITAGE COMPANIES, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

Three Months Ended March 31,
	2003	2002
REVENUES:
Sales	$ -	$ 97,067
Cost of sales	-	(65,164)
GROSS PROFIT	-	31,903

EXPENSES:
Selling, general and administrative	558	42,971
TOTAL EXPENSES	558	42,971

OPERATING LOSS	$ (558)	$ (11,068)

OTHER INCOME (EXPENSE):
Interest expense	-	(663)
Minority interest in subsidiary	-	266

NET INCOME (LOSS)	$ (558)	$ (11,465)

Net income (loss) per share -
basic and fully diluted	$ **	$ **
Weighted average shares	2,291,836	9,627,778

** Less than $.01

See accompanying notes to financial statements

HERITAGE COMPANIES, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (558)	$ (11,465)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	-	285
Minority interest	-	(266)
(Increase) decrease in operating assets:
Accounts receivable	-	(40,030)
Prepaid commissions	-	(2,234)
Other current assets	-	11,667
Increase (decrease) in operating liabilities:
Deferred revenue	-	3,724
Other current liabilities	-	(11,667)
Accounts payable	558	8,671
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	-	(41,315)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to equipment	-	(17,256)
Deposit on manufacturing facility	-	(105,000)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	(122,256)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in shareholder loan payable	-	(71,806)
Sale of common stock	-	240,000
payments on acquisition obligations	-	(4,986)
NET CASH PROVIDED BY (USED) IN FINANCING ACTIVITIES	-	163,208

NET INCREASE IN CASH AND CASH EQUIVALENTS	-	(363)

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE YEAR	1,078	439

END OF THE PERIOD	$ 1,078	$ 76

SUPPLEMENTARY CASH FLOW INFORMATION OF NON-CASH FINANCING:
Common stock issued for intangible assets	$ -	$ 360,000

See accompanying notes to financial statements

HERITAGE COMPANIES, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2003 (UNAUDITED)

ITEM 1.

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. This report should be read in conjunction with the annual report on Form 10-KSB and the Company's registration statement on Form SB-2.

In the opinion of management, the unaudited condensed financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at March 31, 2003, the results of operations for the three month periods ended March 31, 2003 and 2002, and cash flows for the three months ended March 31, 2003 and 2002. The results for the period ended March 31, 2003, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2003.

NOTE 2 – GOING CONCERN CONSIDERATION

The Company has suffered recurring losses and has an accumulated deficit of $617,981 at March 31, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to resolve its business and liquidity problems, principally through raising additional capital and increasing its sales. Management's plans with regard to this matter are to seek additional capital for operations through either debt or equity and increase sales through creation of new products additional distribution channels. The financial statements do not include any adjustments that might result from this uncertainty.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Heritage Companies, Inc. is hereby providing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in forward looking statements made in this quarterly report on Form 10-QSB. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as “likely will result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “intends,” “plans” and “projection”) are not historical facts and may be forward looking statements and involve estimates and uncertainties which could cause actual results to differ materially from those expresses in the forward looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following key factors that have a direct bearing on our results of operations: the absence of contracts with customers or suppliers; our ability to maintain and develop relationships with customers and suppliers; our ability to successfully integrate acquired businesses or new brands; the impact of competitive products and pricing; supply constraints or difficulties; changes in the retail and motorcycle industries; the retention and availability of key personnel; and general economic and business conditions.

We caution that the factors described herein could cause actual results to differ materially from those expressed in any forward-looking statements that the investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events or circumstances. Consequently, no forward-looking statement can be guaranteed.

New factors emerge from time to time, and it is not possible for us to predict all such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

During 2002, NHI and its Board of Directors determined that it could expand its operations and maximize shareholder value by diversifying its business into other areas.  In particular, the Company reviewed the feasibility of entering the construction materials industry and specifically to diversify its business platform into the concrete brick manufacturing market.   We were not successful in finalizing this acquisition.

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

Results of Operations

Net Income (Loss)

The company had a net loss of $558, or less than $.01 per common share, for the three months ended March 31, 2003, versus a net loss of $11,465, or less than $.01 for the same period ended March 31, 2003. The change in net loss was primarily due to a decrease in overall activity in 2003. We had no sales and only $558 in administrative expenses in 2003.

Sales

We had no sales for 2003. Our sales for the three months ended March 31, 2003 were $97,067 which consisted of personnel recruiting revenue.

All revenues were from unrelated third parties and were made to retail consumers and wholesale  buyers.

Cost of Goods Sold.

The cost of goods sold includes the direct labor plus other direct costs. It is customary to experience variations in the cost of sales as a percentage of net sales based on the types of services we provide.

The cost of goods sold for the three months ended March 31, 2003 was $-0- versus $65,164 for the same period in 2002. Cost of sales as a percentage of sales for 2003 was 67%.

We expect cost of sales as a percentage of sales to fluctuate based on any new business developments within our organization. Currently, we can not estimate or quantify these changes.

Expenses

Selling, General, and Administrative expenses for the three months ended March 31, 2003 were $558 as compared with $42,971 in 2002. The decrease was primarily attributable to a significant decrease in operations.

Liquidity and Capital Resources

On March 31, 2003, we had cash of $1,078 and a negative working capital of $330. This compares with cash of $76 and a negative working capital of $43,877 at March 31, 2002. The negative working capital was due to a decrease in cash and an increase in account payable.

Net cash used in operating activities was $-0- for the three months ended March 31, 2003 as compared with net cash used in operating activities of $41,315 for the same period ended March 31, 2002. The decrease in cash used was primarily attributable to a decrease in accounts receivable in 2002 of $40,030 and the net loss from operations for that period.

The Company did not have any cash flows from investing activities in 2003. During 2002, we had cash flows used in investing activities which consisted of additions to equipment and a deposit on a manufacturing facility of $17,256 and $105,000, respectively.

Net cash provided by financing activities totaled $-0- for the three months ended March 31, 2003 as compared with net cash provided by financing activities of $163,208 for the three months ended March 31, 2002. While we had no financing activities in 2003, we had sales of common stock and shareholder loan repayments of $240,000 and $71,806, respectively during 2002.

ITEM 3.

CONTROLS AND PROCEDURES

(a) On March 31, 2003, our Chief Executive Officer and Chief Financial Officer made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

None.

--Signature Page Follows--

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE COMPANIES, INC.

(Registrant)

Date:  May 15, 2003

__________________________

/S/ Daniel Ryan

     President

Date:  May 15, 2003

__________________________

/S/ Carl Gessner

     Chief Executive Officer

EXHIBIT 99

Certifications

I, Daniel Ryan, President certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Heritage Companies, Inc.

2. Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report ("Evaluation Date"); and

c) presented in this annual report are our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls (all of which do not apply); and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls, (all of which do not apply); and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ Daniel Ryan

_____________________
Daniel Ryan

President

I, Carl Gessner, Chief Executive Officer certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Heritage Companies, Inc.

2. Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report ("Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls (all of which do not apply); and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls (all of which do not apply); and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses (all of which do not apply).

Date: May 15, 2003

/s/ Carl Gessner

________________________
Carl Gessner

Chief Executive Officer

EXHIBIT 99.1

  STATEMENT REQUIRED BY 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-QSB of Heritage Companies, Inc. (the "Company") for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel Ryan, President, and Carl Gessner, Chief Executive Officer of the Company, certify that:

  *   the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  *   information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Daniel Ryan

------------------------

Daniel Ryan

President and Director

May 15, 2003

/s/ Carl Gessner

---------------------------------

Carl Gessner

Chief Executive Officer

May 15, 2003

This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.