Form 10QSB/A
period 2003-03-31
HERITAGE COMPANIES INC
filed 2003-09-04
CIK 1145761

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

                                 AMENDMENT NO. 1


[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 for the quarterly period ended March 31, 2003

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 for the transition period from _______ to _______


                            HERITAGE COMPANIES, INC.
                            ------------------------
        (Exact name of small business issuer as specified in its charter)

           Nevada                                          43-1932733
           ------                                          ----------
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                        identification No.)



                111 West Washington, Suite 860, Chicago, IL 60602
                -------------------------------------------------
                    (Address of principal executive offices)

                                 (312) 201-8050
                                 --------------
                           (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number of shares of common stock outstanding as of September 2, 2003: 2,291,836

Number of shares of preferred stock outstanding as of September 2, 2003: none






                              INDEX TO FORM 10-QSB
                              --------------------

                                                                 Page No.
                                                                 --------
PART  I
-------

Item 1.   Financial Statements

          Balance Sheet - March 31, 2003                                2

          Statements of Operations - Three Months Ended
          March 31, 2003 and 2002                                       3

          Statements of Cash Flows - Three Months Ended
          March 31, 2003 and 2002                                       4

          Notes to Financial Statements                               5-7

Item 2.   Management's Discussion and Analysis of Financial Condition
          And Results of Operations                                   8-9

Item 3.   Controls and Procedures                                       9

PART II
-------

Item 1.   Legal Proceedings                                             9

Item 2.   Changes in Securities                                         9

Item 3.   Defaults Upon Senior Securities                               9

Item 4.   Submission of Matters to a Vote of Security Holders           9

Item 5.   Other Information                                             9
























                            HERITAGE COMPANIES, INC.
                                  BALANCE SHEET
                        AS OF MARCH, 31 2003 (UNUAUDITED)
=========================================================================


                                     ASSETS
                                     ------
CURRENT ASSETS:
---------------
   Cash and cash equivalents                                  $     1,078
                                                              -----------
      TOTAL CURRENT ASSETS                                          1,078
                                                              -----------

      TOTAL ASSETS                                            $     1,078
                                                              ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES
-------------------
   Accounts payable                                           $     1,408
                                                              -----------
      TOTAL CURRENT LIABILITIES                                     1,408
                                                              -----------

STOCKHOLDERS' DEFICIT
---------------------
   Common stock ($.001 par value, 20,000,000 shares authorized;
    2,291,836 issued and outstanding)                               2,292
   Additional paid in capital                                     615,359
   Retained deficit                                              (617,981)
                                                              -----------
      TOTAL STOCKHOLDERS' DEFICIT                                    (330)
                                                              -----------

         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT          $     1,078
                                                              ===========










                 See accompanying notes to financial statements








                            HERITAGE COMPANIES, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
=========================================================================

                                             Three Months Ended March 31,
                                                2003              2002
                                             ----------        ----------
REVENUES:
---------
   Sales                                     $        -        $        -
   Cost of sales                                      -                 -
                                             ----------        ----------
      GROSS PROFIT                                    -                 -

EXPENSES:
---------
   Selling, general and administrative              558             1,240
                                             ----------        ----------
      TOTAL EXPENSES                                558             1,240
                                             ----------        ----------

         LOSS FROM CONTINUING OPERATIONS     $     (558)       $   (1,240)

         LOSS FROM DISCONTINUED OPERATIONS            -           (10,225)
                                             ----------        ----------

         NET LOSS                            $     (558)       $  (11,465)
                                             ==========        ==========

Basic and fully diluted net loss per share:
   Continuing operations                     $       **        $       **
   Discontinued operations                   $       **        $       **
                                             ----------        ----------
Basic and fully diluted net loss per share:  $       **        $       **
                                             ==========        ==========

  Weighted average shares                     2,291,836         9,627,778
                                             ==========        ==========


** Less than $.01















                 See accompanying notes to financial statements





                            HERITAGE COMPANIES, INC.
                       STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
=========================================================================


                                                2003              2002
                                             ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
   Net income (loss)                         $     (558)       $  (11,465)
   Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Depreciation                                    -               285
      Minority interest                               -              (266)
     (Increase) decrease in operating assets:
         Accounts receivable                          -           (40,030)
         Prepaid commissions                          -            (2,234)
         Other current assets                         -            11,667
      Increase (decrease) in operating liabilities:
         Deferred revenue                             -             3,724
         Other current liabilities                    -           (11,667)
         Accounts payable                           558             8,671
                                             ----------        ----------
            NET CASH PROVIDED BY (USED IN)
             OPERATING ACTIVITIES                     -           (41,315)
                                             ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
   Additions to equipment                             -           (17,256)
   Deposit on manufacturing facility                  -          (105,000)
                                             ----------        ----------
            NET CASH PROVIDED BY (USED IN)
             INVESTING ACTIVITIES                     -          (122,256)
                                             ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------
   Decrease in shareholder loan payable               -           (71,806)
   Sale of common stock                               -           240,000
   payments on acquisition obligations                -            (4,986)
                                             ----------        ----------
            NET CASH PROVIDED BY (USED) IN
             FINANCING ACTIVITIES                     -           163,208
                                             ----------        ----------

      NET INCREASE IN CASH AND CASH EQUIVALENTS       -              (363)
                                             ----------        ----------

      CASH AND CASH EQUIVALENTS,
         BEGINNING OF THE YEAR                    1,078               439
                                             ----------        ----------

         END OF THE PERIOD                   $    1,078        $       76
                                             ==========        ==========

SUPPLEMENTARY CASH FLOW INFORMATION
 OF NON-CASH FINANCING:
-----------------------
   Common stock issued for
    intangible assets                        $        -        $  360,000
                                             ==========        ==========





                 See accompanying notes to financial statements




                            HERITAGE COMPANIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           March 31, 2003 (UNAUDITED)
ITEM  1.
--------

NOTE  1  -  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. This report should be read in conjunction with the annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

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

NOTE  2  -  GOING CONCERN CONSIDERATION

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


ITEM  2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
--------

Heritage Companies, Inc. is hereby providing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in forward looking statements made in this quarterly report on Form 10-QSB. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "likely will result," "are expected to," "will continue," "is anticipated," "estimated," "intends," "plans" and "projection") are not historical facts and may be forward looking statements and involve estimates and uncertainties which could cause actual results to differ materially from those expresses in the forward looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following key factors that have a direct bearing on our results of operations: the absence of contracts with customers or suppliers; our ability to maintain and develop relationships with customers and suppliers; our ability to successfully integrate acquired businesses or new brands; the impact of competitive products and pricing; supply constraints or difficulties; changes in the retail and motorcycle industries; the retention and availability of key personnel; and general economic and business conditions.

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

Overview
--------

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

RESULTS OF OPERATIONS
---------------------

Net Income (Loss)

The company had a net loss of $558, or less than $.01 per common share, for the three months ended March 31, 2003, versus a net loss of $11,465, or less than $.01 for the same period ended March 31, 2003. The change in net loss was primarily due to a decrease in overall activity in 2003. We had no sales and only $558 in administrative expenses in 2003.

Sales

We had no sales for either 2003 or 2002 from continuing operations.

Cost of Goods Sold.

The cost of goods sold includes the direct labor plus other direct costs. It is customary to experience variations in the cost of sales as a percentage of net sales based on the types of services we provide. We did not have any cost of sales during the 2003 or 2002 periods as we did not have any sales.

We expect cost of sales as a percentage of sales to fluctuate in the future based on any new business developments within our organization. Currently, we can not estimate or quantify these changes.

Expenses

Selling, General, and Administrative expenses for the three months ended March 31, 2003 were $558 as compared with $1,240 in 2002. The decrease was primarily attributable to a significant decrease in operations.

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

ITEM  3.     CONTROLS AND PROCEDURES
--------

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

PART II. OTHER INFORMATION
--------

Item 1. Legal Proceedings
None.

Item 2. Changes in Securities
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders
None.

Item 5. Other Information
None.

Item 6. Exhibits and Reports on Form 8-K
None.




                           --Signature Page Follows--


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HERITAGE COMPANIES, INC.
                                       (Registrant)


Date:  September 2, 2003

                                        /S/ Carl Gessner
                                        ----------------
                                        Carl Gessner
                                        Chief  Executive  Officer