Form 10QSB
period 2003-06-30
HERITAGE COMPANIES INC
filed 2003-09-09
CIK 1145761

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB



[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 for the quarterly period ended June 30, 2003

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

                                                                    Page No.
                                                                    --------
PART I
------

Item 1.  Financial Statements

         Balance Sheet -June 30, 2003                                      2

         Statements of Operations - Three and Six Months Ended
         June 30, 2003 and 2002                                            3

         Statements of Cash Flows - Six Months Ended
         June 30, 2003 and 2002                                            4

         Notes to Financial Statements                                   5-7

Item 2.  Management's Discussion and Analysis of Financial Condition
         And Results of Operations                                       8-9

Item 3.  Controls and Procedures                                           9

PART II
-------

Item 1.  Legal Proceedings                                                 9

Item 2.  Changes in Securities                                             9

Item 3.  Defaults Upon Senior Securities                                   9

Item 4.  Submission of Matters to a Vote of Security Holders               9

Item 5.  Other Information                                                 9









                            HERITAGE COMPANIES, INC.
                                  BALANCE SHEET
                        AS OF JUNE, 30 2003 (UNUAUDITED)
===============================================================================

                                     ASSETS
                                     ------

CURRENT ASSETS:
---------------
   Cash and cash equivalents                                      $           -
                                                                  -------------
      TOTAL CURRENT ASSETS                                                    -
                                                                  -------------

      TOTAL ASSETS                                                $           -
                                                                  =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES
-------------------
   Accounts payable                                               $       5,751
                                                                  -------------
      TOTAL CURRENT LIABILITIES                                           5,751
                                                                  -------------

STOCKHOLDERS' DEFICIT
---------------------
   Common stock ($.001 par value, 20,000,000 shares
    authorized; 2,291,836 issued and outstanding)                         2,292
   Additional paid in capital                                           615,359
   Retained deficit                                                    (623,402)
                                                                  -------------
      TOTAL STOCKHOLDERS' DEFICIT                                        (5,751)
                                                                  -------------

         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT              $           -
                                                                  =============




                 See accompanying notes to financial statements









                            HERITAGE COMPANIES, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
===============================================================================


                               Three months ended          Six months ended
                                    June 30                     June 30
                               2003         2002           2003         2002
                            ----------   ----------     ----------   ----------
REVENUES:
---------
   Sales                    $        -   $        -     $        -   $        -
   Cost of sales                     -            -              -            -
                            ----------   ----------     ----------   ----------
        GROSS PROFIT                 -            -              -            -

EXPENSES:
---------
   Selling, general
    and administrative           5,421        1,150          5,979        2,390
                            ----------   ----------     ----------   ----------
      TOTAL EXPENSES             5,421        1,150          5,979        2,390
                            ----------   ----------     ----------   ----------

        LOSS FROM CONTINUING
         OPERATIONS         $   (5,421)  $   (1,150)    $   (5,979)  $   (2,390)

        LOSS FROM
         DISCONTINUED OPERATIONS     -     (472,369)             -     (482,594)
                            ----------   ----------     ----------   ----------
        NET LOSS            $   (5,421)  $ (473,519)    $   (5,979)  $ (484,984)
                            ==========   ==========     ==========   ==========

Basic and fully diluted net loss per share:
   Continuing operations    $       **   $       **     $       **   $       **
   Discontinued operations  $       **   $    (0.05)    $       **   $    (0.05)
                            ----------   ----------     ----------   ----------
Basic and fully diluted
 net loss per share:        $       **   $    (0.05)    $       **   $    (0.05)
                            ==========   ==========     ==========   ==========

Weighted average shares      2,291,836   10,052,712      2,291,836    9,881,912
                            ==========   ==========     ==========   ==========

** Less than $.01











                 See accompanying notes to financial statements






                            HERITAGE COMPANIES, INC.
                       STATEMENTS OF CASH FLOWS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
===============================================================================

                                                       2003             2002
                                                    ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
   Net income (loss)                                $   (5,979)      $ (484,984)
   Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
      Impairment of brick manufacturing assets               -          494,456
      Depreciation                                           -              570
      Minority interest                                      -            6,699
     (Increase) decrease in operating assets:
         Accounts receivable                                 -          (73,875)
         Prepaid commissions                                 -          (29,114)
         Other current assets                                -           11,667
      Increase (decrease) in operating liabilities:
         Deferred revenue                                    -           48,536
         Other current liabilities                           -          (11,667)
         Accounts payable                                4,901            7,694
                                                    ----------       ----------
            NET CASH PROVIDED BY (USED IN)
             OPERATING ACTIVITIES                       (1,078)         (30,018)
                                                    ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
------------------------------------
   Additions to equipment                                    -          (24,456)
   Deposit on manufacturing facility                         -         (105,000)
                                                    ----------       ----------
            NET CASH PROVIDED BY (USED IN)
             INVESTING ACTIVITIES                            -         (129,456)
                                                    ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------
   Decrease in shareholder loan payable                      -          (70,226)
   Sale of common stock                                      -          240,000
   Payments on acquisition obligations                       -           (5,861)
                                                    ----------       ----------
            NET CASH PROVIDED BY (USED)
             IN FINANCING ACTIVITIES                         -          163,913
                                                    ----------       ----------

         NET INCREASE IN CASH AND CASH EQUIVALENTS      (1,078)           4,439
                                                    ----------       ----------

         CASH AND CASH EQUIVALENTS,
            BEGINNING OF THE YEAR                        1,078              439
                                                    ----------       ----------
            END OF THE PERIOD                       $        -       $    4,878
                                                    ==========       ==========

SUPPLEMENTARY CASH FLOW INFORMATION
OF NON-CASH FINANCING:
----------------------
   Common stock issued for intangible assets        $        -       $  360,000
                                                    ==========       ==========
   Return and cancellation of common stock          $        -       $    1,058
                                                    ==========       ==========
   Stock dividend                                   $        -       $    1,180
                                                    ==========       ==========


                 See accompanying notes to financial statements



                            HERITAGE COMPANIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            June 30, 2003 (UNAUDITED)
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

In the opinion of management, the unaudited condensed financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at June 30, 2003, the results of operations for the three and six month periods ended June 30, 2003 and 2002, and cash flows for the six months ended June 30, 2003 and 2002. The results for the period ended June 30, 2003, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2003.

NOTE  2 - GOING CONCERN CONSIDERATION

The Company has suffered recurring losses and has an accumulated deficit of $623,402 at June 30, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to resolve its business and liquidity problems, principally through raising additional capital and increasing its sales. Management's plans with regard to this matter are to seek additional capital for operations through either debt or equity and increase sales through creation of new products additional distribution channels. The financial statements do not include any adjustments that might result from this uncertainty.



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

RESULTS  OF  OPERATIONS
-----------------------

Net  Income  (Loss)

The company had a net loss of $5,421, or less than $.01 per common share, for the three months ended June 30, 2003, versus a net loss of $473,519, or $.05 per common share for the same period ended June 30, 2003. The Company had a net loss of $5,979, or less than $.01 per common share, for the six months ended June 30, 2003, versus a net loss of $484,984, or $.05 per common share for the same period during 2002. The net losses during 2003 were primarily due to compliance costs to continue its active trading status on the Over-the-Counter Bulletin Board (OTC BB). The net losses during 2002 were primarily from the Company's discontinued operations.

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

Expenses

Selling, General, and Administrative expenses for the three months ended June 30, 2003 were $5,421 as compared with $1,150 in 2002. Selling, General, and Administrative expenses for the six months ended June 30, 2003 were $5,979 as compared with $2,390 in 2002.The expenses during 2003 were primarily due to compliance costs to continue its active trading status on the Over-the-Counter Bulletin Board (OTC BB).

Liquidity  and  Capital  Resources

On June 30, 2003, we had cash of $0 and a negative working capital of $5,751. This compares with cash of $4,878 and a negative working capital of $40,788 at June 30, 2002. The negative working capital was due to a decrease in cash and an increase in account payable.

Net cash used in operating activities was $1,078 for the six months ended June 30, 2003 as compared with net cash used in operating activities of $30,018 for the same period ended June 30, 2002. The decrease in cash used was primarily attributable to a decrease in accounts receivable in 2002 of $73,875 and the net loss from operations for that period.

The Company did not have any cash flows from investing activities in 2003. During 2002, we had cash flows used in investing activities which consisted of additions to equipment and a deposit on a manufacturing facility of $24,456 and $105,000, respectively.

Net cash provided by financing activities totaled $-0- for the six months ended June 30, 2003 as compared with net cash provided by financing activities of $163,208 for the six months ended June 30, 2002. While we had no financing activities in 2003, we had sales of common stock and shareholder loan repayments of $240,000 and $70,226, respectively during 2002.

ITEM  3.     CONTROLS AND PROCEDURES
--------

(a) On June 30, 2003, our Chief Executive Officer and Chief Financial Officer made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

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

                                         HERITAGE COMPANIES, INC.
                                        (Registrant)


Date:  September 8, 2003


                                         /S/ Carl Gessner
                                         ----------------
                                         Carl Gessner
                                         Chief  Executive  Officer