Form 10QSB
period 2003-09-30
SONGZAI INTERNATIONAL HOLDING GROUP INC
filed 2003-11-18
CIK 1145761

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______


                    SONGZAI INTERNATIONAL HOLDING GROUP, INC.
                    -----------------------------------------
        (Exact name of small business issuer as specified in its charter)

                            HERITAGE COMPANIES, INC.
                            -------------------------
                     (Former name of small business issuer)


             Nevada                                            43-1932733
             ------                                            ----------
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                             identification No.)


                      5628 Halifax Rd., Arcadia, CA 91007
                      -----------------------------------
                    (Address of principal executive offices)

                                 (954) 975-5643
                                 --------------
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number of shares of common stock outstanding as of November 14, 2003: 2,291,836

Number of shares of preferred stock outstanding as of November 14, 2003: none



                              INDEX TO FORM 10-QSB
                              --------------------

                                                                   Page No.
                                                                   --------
PART I
------

Item 1.  Financial Statements

         Balance Sheet -September 30, 2003                                2

         Statements of Operations - Three and Nine Months Ended
         September 30, 2003 and 2002                                      3

         Statements of Cash Flows - Nine Months Ended
         September 30, 2003 and 2002                                      4

         Notes to Financial Statements                                  5-7

Item 2.  Management's Discussion and Analysis of Financial Condition
         And Results of Operations                                      8-9

Item 3.  Controls and Procedures                                          9

PART II
-------

Item 1.  Legal Proceedings                                                9

Item 2.  Changes in Securities                                            9

Item 3.  Defaults Upon Senior Securities                                  9

Item 4.  Submission of Matters to a Vote of Security Holders              9

Item 5.  Other Information                                                9





                    SONGZAI INTERNATIONAL HOLDING GROUP, INC.
                          FKA HERITAGE COMPANIES, INC.
                                  BALANCE SHEET
                      AS OF SEPTEMBER 30 2003 (UNUAUDITED)
================================================================================

                                     ASSETS
                                     ------

CURRENT ASSETS:
---------------
   Cash and cash equivalents                                     $             -
                                                                 ---------------
      TOTAL CURRENT ASSETS                                                     -
                                                                 ---------------

         TOTAL ASSETS                                            $             -
                                                                 ===============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES
-------------------
   Accounts payable                                              $         6,951
                                                                 ---------------
      TOTAL CURRENT LIABILITIES                                            6,951
                                                                 ---------------

STOCKHOLDERS' DEFICIT
---------------------
   Common stock ($.001 par value, 20,000,000
     shares authorized; 2,291,836 issued and outstanding)                  2,292
   Additional paid in capital                                            615,359
   Retained deficit                                                     (624,602)
                                                                 ---------------
      TOTAL STOCKHOLDERS' DEFICIT                                         (6,951)
                                                                 ---------------

         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT             $             -
                                                                 ===============




                 See accompanying notes to financial statements




                    SONGZAI INTERNATIONAL HOLDING GROUP, INC.
                          FKA HERITAGE COMPANIES, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
================================================================================

                                    Three Months Ended       Nine Months Ended
                                       September 30,           September 30,
                                     2003        2002        2003        2002
                                  ----------  ----------  ----------  ----------
REVENUES:
---------
   Sales                          $        -  $        -  $        -  $        -
   Cost of sales                           -           -           -           -
                                  ----------  ----------  ----------  ----------
      GROSS PROFIT                         -           -           -           -

EXPENSES:
---------
   Selling, general and
     administrative                    1,200           -       7,179           -
                                  ----------  ----------  ----------  ----------
      TOTAL EXPENSES                   1,200           -       7,179           -
                                  ----------  ----------  ----------  ----------

         LOSS FROM CONTINUING
           OPERATIONS             $   (1,200) $        -  $   (7,179) $        -

         LOSS FROM DISCONTINUED
           OPERATIONS                      -     (19,622)          -    (504,606)
                                  ----------  ----------  ----------  ----------

         NET LOSS                 $   (1,200) $  (19,622) $   (7,179) $ (504,606)
                                  ==========  ==========  ==========  ==========

Basic and fully diluted net loss per share:
   Continuing operations          $       **  $       **  $       **  $       **
   Discontinued operations        $       **  $    (0.01) $       **  $    (0.31)
                                  ----------  ----------  ----------  ----------
Basic and fully diluted
  net loss per share:             $       **  $    (0.01) $       **  $    (0.31)
                                  ==========  ==========  ==========  ==========

   Weighted average shares         2,291,836   1,676,675   2,291,836   1,657,028
                                  ==========  ==========  ==========  ==========

** Less than $.01






                 See accompanying notes to financial statements




                    SONZAI INTERNATIONAL HOLDING GROUP, INC.
                          FKA HERITAGE COMPANIES, INC.
                       STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
================================================================================

                                                           2003          2002
                                                        ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
   Net income (loss)                                    $   (7,179)   $ (504,606)
   Adjustments to reconcile net income (loss)
     to net cash provided by (used in) operating activities:
      Impairment of brick manufacturing assets                   -       492,656
      Depreciation                                               -           856
      Minority interest                                          -         1,733
     (Increase) decrease in operating assets:
         Accounts receivable                                     -       (14,900)
         Prepaid commissions                                     -        23,886
         Other current assets                                    -        11,667
      Increase (decrease) in operating liabilities:
         Deferred revenue                                        -       (39,810)
         Other current liabilities                               -       (11,667)
         Accounts payable                                    6,101         7,694
                                                        ----------    ----------
            NET CASH PROVIDED BY (USED IN)
              OPERATING ACTIVITIES
                                                            (1,078)      (32,491)
                                                        ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
------------------------------------
   Additions to equipment                                        -       (24,456)
   Note receivable related party                                 -       200,000
   Deposit on manufacturing facility                             -      (105,000)
                                                        ----------    ----------
            NET CASH PROVIDED BY (USED IN)
              INVESTING ACTIVITIES
                                                                 -        70,544
                                                        ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------
   Decrease in shareholder loan payable                          -       (68,221)
   Note payable related party                                    -      (200,000)
   Sale of common stock                                          -       240,000
   Payments on acquisition obligations                           -        (7,651)
                                                        ----------    ----------
            NET CASH PROVIDED BY (USED)
              IN FINANCING ACTIVITIES
                                                                 -       (35,872)
                                                        ----------    ----------

         NET INCREASE IN CASH AND CASH EQUIVALENTS          (1,078)        2,181
                                                        ----------    ----------

         CASH AND CASH EQUIVALENTS,
            BEGINNING OF THE YEAR                            1,078           439
                                                        ----------    ----------

            END OF THE PERIOD                           $        -    $    2,620
                                                        ==========    ==========

SUPPLEMENTARY CASH FLOW INFORMATION OF NON-CASH FINANCING:
----------------------------------------------------------
   Common stock issued for intangible assets            $        -    $  360,000
                                                        ==========    ==========

   Return and cancellation of common stock              $        -    $    1,058
                                                        ==========    ==========

   Stock dividend                                       $        -    $    1,180
                                                        ==========    ==========



                 See accompanying notes to financial statements



    SONGZAI INTERNATIONAL HOLDING GROUP, INC. (FKA HERITAGE COMPANIES, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                         September 30, 2003 (UNAUDITED)

ITEM 1.
-------

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

In the opinion of management, the unaudited condensed financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at September 30, 2003, the results of operations for the three and nine month periods ended September 30, 2003 and 2002, and cash flows for the nine months ended September 30, 2003 and 2002. The results for the period ended September 30, 2003, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2003.

NOTE 2 - GOING CONCERN CONSIDERATION

The Company has suffered recurring losses and has an accumulated deficit of $624,602 at September 30, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to resolve its business and liquidity problems, principally through raising additional capital and increasing its sales. Management's plans with regard to this matter are to seek additional capital for operations through either debt or equity and increase sales through creation of new products additional distribution channels. The financial statements do not include any adjustments that might result from this uncertainty.


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-------

Songzai International Holding Group, Inc. (FKA Heritage Companies, Inc.) is hereby providing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in forward looking statements made in this quarterly report on Form 10-QSB. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "likely will result," "are expected to," "will continue," "is anticipated," "estimated," "intends," "plans" and "projection") are not historical facts and may be forward looking statements and involve estimates and uncertainties which could cause actual results to differ materially from those expresses in the forward looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following key factors that have a direct bearing on our results of operations: the absence of contracts with customers or suppliers; our ability to maintain and develop relationships with customers and suppliers; our ability to successfully integrate acquired businesses or new brands; the impact of competitive products and pricing; supply constraints or difficulties; the retention and availability of key personnel; and general economic and business conditions.

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

We intend to seek opportunities demonstrating the potential of long term growth as opposed to short term earnings. See Part II, Item 5 below for full description.

Planned Acquisition - Change of Control
---------------------------------------

During the third quarter of 2003, the Company signed an acquisition agreement with Harbin Yong Heng Ke Ji Fa Zhan You Xian Ze Ren Gong Si ("Yong Heng"), a corporation formed according to the laws of the People's Republic of China. The agreement is expected to close on or about November 21, 2003. Pursuant to the agreement, the company will issue 67,000,000 new shares of stock to Yong Heng shareholders. The Yong Heng shareholders have also purchased the 1,188,088 common shares owned by Rohit Patel, our Chairman. Also pursuant to the agreement, a new management team and Board of Directors will be elected. This agreement will result in a change of control in our Company. The Company believes this transaction will be valuable to its shareholders and lead to substantial corporate growth. This information should be read in conjunction with Forms 8-K (including amendments), 14C and 14F-1 as filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS
---------------------

Net Income (Loss)

The company had a net loss of $1,200, or less than $.01 per common share, for the three months ended September 30, 2003, versus a net loss of $19,622, or less than $.01 per common share for the same period ended September 30, 2003. The Company had a net loss of $7,179, or $.01 per common share, for the nine months ended September 30, 2003, versus a net loss of $504,606, or $.31 per common share for the same period during 2002. The net losses during 2003 were primarily due to compliance costs to continue its active trading status on the Over-the-Counter Bulletin Board (OTC BB). The net losses during 2002 were primarily from the Company's discontinued operations.

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

Expenses

Selling, General, and Administrative expenses for the three months ended September 30, 2003 were $1,200 as compared with $ -0- in 2002. Selling, General, and Administrative expenses for the nine months ended September 30, 2003 were $7,179 as compared with $ -0- in 2002.The expenses during 2003 were primarily due to compliance costs to continue its active trading status on the Over-the-Counter Bulletin Board (OTC BB).

Liquidity and Capital Resources

On September 30, 2003, we had cash of $ -0- and a negative working capital of $6,951. This compares with cash of $2,621 and working capital of $14,833 at September 30, 2002. The negative working capital was due to a decrease in cash and an increase in account payable.

Net cash used in operating activities was $1,078 for the nine months ended September 30, 2003 as compared with net cash used in operating activities of $32,491 for the same period ended September 30, 2002. The decrease in cash used was primarily attributable to a decrease in deferred revenue in 2002 of $39,810 and the net loss from operations for that period.

The Company did not have any cash flows from investing activities in 2003. During 2002, we had cash flows used in investing activities which consisted of additions to equipment and a deposit on a manufacturing facility of $24,456 and $105,000, respectively.

Net cash provided by financing activities totaled $ -0- for the nine months ended September 30, 2003 as compared with net cash used in financing activities of $35,872 for the nine months ended September 30, 2002. While we had no financing activities in 2003, we had sales of common stock and shareholder loan repayments of $240,000 and $68,221, respectively during the nine months ended September 30, 2002.


ITEM 3.     CONTROLS AND PROCEDURES
-------

(a) On September 30, 2003, our Chief Executive Officer and Chief Financial Officer made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.


PART II. OTHER INFORMATION
--------

Item 1.     Legal Proceedings

None.

Item 2.     Changes in Securities

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

Item 5.     Other Information

On September 29, 2003, we executed a Plan of Exchange (the "Agreement"), between and among us, Harbin Yong Heng Ke Ji Fa Zhan You Xian Ze Ren Gong Si, a corporation organized and existing under the laws of the Peoples' Republic of China ("Yong Heng"), the shareholders of Yong Heng (the "Yong Heng Shareholders"), and Rohit Patel, our Chairman ("Patel").

Pursuant to and at the closing of the Agreement, the Yong Heng Shareholders will exchange all their shares of capital stock for 67,000,000 shares of our common stock, or approximately 95% of our then to be outstanding common stock. Upon completion of the exchange, Yong Heng will become our wholly-owned subsidiary.

The Agreement contemplates that the exchange transaction will not immediately be consummated, but will close in escrow pursuant to an Escrow Agreement dated September 20, 2003 (the "Escrow Agreement"). The Escrow Agreement provides that the exchange transaction shall be consummated when and if (i) all necessary filings are made with the Securities and Exchange Commission and other state regulatory authorities to effect the exchange transaction, (ii) we effect a change of its name from Heritage Companies, Inc. to Songzai International Holding Group, Inc., and (iii) we effect a change of its ticker symbol to such new ticker symbol as the NASDAQ shall designate. We have agreed to use our best efforts to insure that the escrow conditions under the Escrow Agreement will be satisfied as promptly as practicable so that the closing deliveries under the Agreement will occur and a change of control will happen as soon as possible. The date on which the last of the escrow conditions is satisfied and a change of control of us will occur is referred to herein as the "Closing Date".

Effective September 29, 2003, Carl A. Gessner resigned as our President. At the closing of the Agreement in escrow, which is anticipated to occur on September 29, 2003, Mr. Hong Chang will become CEO and will be nominated as the Designee for election to its Board of Directors. Pursuant to the Agreement, Mr. Hong Wen Li will be appointed Chairman of the Board of Directors on the Closing Date and Patel will resign as Chairman.

Prior to the consummation of the transactions contemplated by the Agreement, Mr. Patel was our controlling stockholder, owning 1,188,088 shares of common stock, or 51.8% of the issued and outstanding shares of common stock. As part of the transaction he contributed, in exchange for three payments totaling $450,000 by Hong Yeng and/or the Hong Yeng Shareholders, his 1,188,088 shares of common stock that he owned back us for cancellation.

On September 29, 2003, we filed a preliminary Information Statement on Schedule 14C pursuant to Section 14(c) of the Securities Exchange Act of 1934 with the Securities and Exchange Commission in connection with (i) a proposal to amend its corporate charter to change our name from Heritage Companies, Inc. to Songzai International Holding Group, Inc., which was approved by action by written consent of a majority of all shareholders entitled to vote on the record date and (ii) a proposal to amend its corporate charter to increase the number of authorized shares of common stock from 20,000,000 to 200,000,000, which was approved by action by written consent of a majority of all shareholders entitled to vote on the record date. The proposals are not effective before the mailing or delivery of the definitive Information Statement on Schedule 14C to shareholders at least 20 days prior to the date on which the action by written consent will take effect.

On September 29, 2003, we filed an Information Statement on Schedule 14F-1 with the Securities and Exchange Commission reporting the execution of the Plan of Exchange and the fact that a change of control would occur upon the consummation of the transactions contemplated by the Plan of Exchange and the satisfaction of the conditions set forth in the Escrow Agreement.

As of November 14, 2003, all of the aforementioned conditions of the above closing have been met with the exception of delivery of common shares that are awaiting payment thereof.

Item 6.     Exhibits and Reports on Form 8-K

Exhibits

99     Certifications of management

Reports on Form 8-K

A report was filed on Form 8-K during the quarter to announce the resignation of our independent auditors.

A report was field on Form 8-K during the quarter to announce the merger with Harbin Yong Heng Ke Ji Fa Zhan You Xian Ze Ren Gong Si.

Note: Preliminary and Definitive Forms 14C and Form SC 14F1 are incorporated
-----
herein by reference.



                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONGZAI INTERNATION HOLDING GROUP, INC. (FKA HERITAGE COMPANIES, INC.)
                                        (Registrant)


Date:  November 14, 2003

                                        /S/ Rohit Patel
                                        ---------------
                                        Rohit Patel
                                        Chairman,  Interim  CFO