Form 10KSB
period 2003-12-31
SONGZAI INTERNATIONAL HOLDING GROUP INC
filed 2004-04-12
CIK 1145761

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-KSB



[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the year ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to ________

COMMISSION FILE NUMBER: 333-87992
---------------------------------

                    SONGZAI INTERNATIONAL HOLDING GROUP, INC.
                    -----------------------------------------
                         f/k/a Heritage Companies, Inc.
                        -------------------------------
        (Exact name of small business issuer as specified in its charter)


          Nevada                                       43-1932733
          ------                                       ----------
(State or other jurisdiction of             (IRS Employer identification No.)
incorporation or organization)


                  5628 Halifax Road,Arcadia, California 91007
                  -------------------------------------------
                    (Address of principal executive offices)

                                 (954) 975-5643
                                 --------------
                          (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or an amendment to this Form 10-KSB. [x]

State issuer's revenues for its most recent fiscal year: $29,038.

As of April 5, 2004, there were 68,503,748 common shares outstanding and the aggregate market value of the common shares (based upon the closing price of $1.30 reported by brokers) held by non-affiliates was approximately $68,337,976.

Transitional  Small  Business  Disclosure  Format  (check  one):  Yes[  ]  No[X]

Number of shares of common stock outstanding as of April 5, 2004:   68,503,748
Number of shares of preferred stock outstanding as of April 5, 2004:       -0-


                                     PART I
                                     ------


ITEM  1.  DESCRIPTION OF BUSINESS

     Songzai International Holding Group, Inc. ("SGZI" or the "Company") was incorporated in the State of Nevada on June 7, 2001 under the name Heritage Companies, Inc. to engage in any lawful corporate undertaking, including, but not limited to seeking growth through business acquisitions.

     On February 1, 2001, the Company acquired 80% of Blair Consulting Group, LLC (Blair). Prior to this acquisition, neither the Company nor its subsidiary was engaged in any business activities.

     During 2002, the Board of Directors determined that it could expand its operations and maximize shareholder value by diversifying its business into other areas. In particular, the Company reviewed the feasibility of entering the construction materials industry and specifically to diversify its business platform into the concrete brick manufacturing market. We were not successful in finalizing this acquisition.

     In January 2003, former management resigned and was replaced by a new board and new officers and directors led by Rohit Patel. Recognizing the need to increase shareholder value, Mr. Patel's intent since assuming office was to seek potential business opportunities and affect a Business Combination with a Target Business with significant growth potential which, in the opinion of management, could provide a profit to both the Company and our shareholders.

     On September 29, 2003, the Company executed a Plan of Exchange (the "Agreement"), between and among the Company, Harbin Yong Heng Ke Ji Fa Zhan You Xian Ze Ren Gong Si, a corporation organized and existing under the laws of the Peoples' Republic of China ("Yong Heng"), the shareholders of Yong Heng (the "Yong Heng Shareholders"), and Rohit Patel, Chairman of the Registrant ("Patel").

     Pursuant to and at the closing of the Agreement, the Yong Heng Shareholders exchanged all their shares of capital stock for 67,000,000 shares of common stock of the Company, or 98.4% of the Company's then to be outstanding common stock. Upon completion of the exchange, Yong Heng became a wholly-owned subsidiary of the Company. An executed copy of the Agreement is attached hereto as Exhibit 10.1

     Prior to the consummation of the transactions contemplated by the Agreement, Mr. Patel was the controlling stockholder of the Registrant, owning 1,188,088 shares of common stock, or 51.8% of the issued and outstanding shares of common stock. As part of the transaction he contributed, in exchange for three payments totaling $450,000 by Yong Heng and /or the Yong Heng Shareholders, his 1,188,088 shares of common stock that he owned back to the Company for cancellation.

     The Company filed a report on Form 8-K with the Securities and Exchange Commission on September 30, 2003 reporting the acquisition. On November 5, 2003, the Company changed its name from Heritage Companies, Inc. to Songzai International Holding Group, Inc.

     Songzai intends to seek opportunities demonstrating the potential of long term growth primarily in the Peoples' Republic of China; however, we reserve the right to acquire a Target Business located primarily elsewhere. While we may, under certain circumstances, seek to affect Business Combinations with more than one Target Business, as a result of our limited resources, we will, in all likelihood, have the ability to affect only a single Business Combination. We may affect a Business Combination with a Target Business which may be financially unstable or in its early stages of development or growth. We will not restrict our search to any specific business, industry or geographical location, and we may participate in a business venture of virtually any kind or nature. Our management may become involved in management of the Target Business and/or may hire qualified but as yet unidentified individuals to manage such Target Business.

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

     Since the acquisition of Yong Heng, the Company has continued operating this subsidiary, which has been in the development stage since inception and has very limited operations to date due to a lack of capital.

     Yong Heng is an information technology corporation which provides its clients with services in connection with personal networking on the Internet. Yong Heng also provides e-commerce business services via a self-developed website and is expanding its client base by selling memberships.

     Yong Heng's executive offices are located at 178 Hua Shan Rd, Nan Gang Qu, Harbin, PRC 150090.

     The Company's financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. In this Annual Report, unless otherwise specified, all dollar amounts are expressed in United States Dollars.

     After  the  acquisition  of  Yong  Heng,  we still seek to acquire a Target
Business without limiting ourselves to a particular industry. For example, management has experience in the coal mining industry and the current economic outlook suggests that there are still opportunities for growth in this industry. Due to our knowledge of many Chinese markets, the location of our Target Business is not limited to the United States. In seeking a Target Business, we will consider, without limitation, businesses which offer or provide services or develop, manufacture or distribute goods in the United States or abroad. We are only able to make general disclosures concerning the risks and hazards of effectuating a Business Combination with a Target Business since there is presently no current basis for us to evaluate the possible merits or risks of the Target Business or the particular industry in which we may ultimately operate. Any Target Business that is selected will be required to have audited financial statements within 75 days of the commencement of the Business Combination.

     To the extent that we affect a Business Combination with a financially unstable company or an entity in its early stage of development or growth (including entities without established records of sales or earnings), we will become subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, to the extent that we affect a Business Combination with a Target Business in an industry characterized by a high level of risk, we will become subject to the currently unascertainable risks of that industry. An extremely high level of risk frequently characterizes certain industries which experience rapid growth. Although management will endeavor to evaluate the risks inherent in a particular industry or Target Business, there can be no assurances that we will properly ascertain or assess all significant risk factors.

     Presently,  the  Company  has  signed  a  Purchase  and Sale Agreement (the
"Agreement") with the Company's Chairman, Hong Wen Li, and Songzai Metal Products, Ltd., a corporation organized under the laws of the People's Republic of China, to acquire a non-operating coal mine formerly known as Heihe Jinchang coal mine. A copy of the Agreement is attached as Exhibit 10 to a Form 8-K filed by the Company with the Commission on April 8, 2004. The Company will file a Current Report on Form 8-K with the Securities and Exchange Commission reporting the closing of the Agreement, as well as an Information Statement on
Schedule 14F-1 ten days prior to the change of control of the Company, which will occur as promptly as practicable after the closing in escrow under the Agreement. A change of control of the Company will result from the number of shares of capital stock that will be issued to Hong Wen Li, Chairman of the Company, in connection with the acquisition of the Jinchang coal mine.

     Upon consummation of the purchase transaction, the Company will acquire rights to approximately 3,157,000 tons of recoverable coal at a maximum rate of 150,000 tons per year. The Company has agreed to issue 400,000 shares of convertible preferred stock to Mr. Li (or entities which he controls) in connection with this coal acquisition. Each share of convertible preferred stock has 100 votes on all matters to be considered by stockholders, and is convertible into 100 shares of common stock of the Company.

     We are a Nevada corporation. We are a fully-reporting 1934 Act company, with our common stock quoted on the Over the Counter Bulletin Board (OTCBB) under the trading symbol 'SGZI.'

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

EMPLOYEES

     We have no full time employees working in the United States. Our President, Li, Hong Jun serves on a part time basis. We expect to use consultants, attorneys and accountants as necessary, and do not anticipate a need to engage any full-time employees so long as we are seeking and evaluating Target Businesses. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in a specific Business Combination.

ENVIRONMENTAL  LAW  COMPLIANCE

     There are no current existing environmental concerns for our products and services. If this changes in the future, we make every effort to comply with all such applicable regulations.

ADDITIONAL  FINANCING

     The Company may need to raise additional funds to meet operating requirements in the future. If the Company raises additional funds through issuance of equity related or debt securities, such securities may have rights to the Company's common stock, such as warrants or options. Shareholders may experience additional dilution from exercise of these equity instruments. The Company cannot be certain that additional financing will be available when required or at all. (See "Liquidity and Capital Resources" for further discussion).

ITEM  2.  PROPERTIES

     We do not own any property as of December 31, 2003. Presently, we are operating out of offices in our president's residence in Arcadia, California. We occupy 200 square feet. This space is currently adequate for us. We plan to rent an office during 2004 for our operations. We pay no rent to our president for use of this space. In addition we have no written agreement or formal arrangement with our president pertaining to the use of this space. No other businesses operate from this office.

ITEM  3.  LEGAL  PROCEEDINGS

     We are not aware of any pending or threatened legal proceedings, in which we are involved. In addition, we are not aware of any pending or threatened legal proceedings in which entities affiliated with our officers, directors or beneficial owners are involved

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None.


                                    PART II
                                    -------


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

(a) The principal market in which our common stock is traded is the Over-the-Counter Bulletin Board. The table below presents the high and low bid price for our common stock each quarter since its initial quotation in 2003 and reflects inter-dealer prices, without retail markup, markdown, or commission, and may not represent actual transactions. We obtained the following information from brokers who make a market in our securities.


                          Bid
                          ---
Quarter Ended         Low     High
-------------         ---     ----

12/31/03*             .12      .40

(b)  Holders.  The  approximate  number  of  holders  of record of the Company's
     Common  Stock  as  of  April  5,  2004  was  1,440.

(c) The Company has not paid dividends from inception to date and does not currently intend to do so.

*    No  trading  prior  to  this  date.

Penny  Stock  Characterization

     Our Shares are "penny stocks" within the definition of that term as contained in the Securities Exchange Act of 1934, which are generally equity securities with a price of less than $5.00. Our shares will then be subject to rules that impose sales practice and disclosure requirements on certain broker-dealers who engage in certain transactions involving a penny stock. These will impose restrictions on the marketability of the common stock.

     Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or "accredited investor" must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, unless the broker-dealer or the transaction is otherwise exempt, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the Registered Representative and current bid and offer quotations for the securities. In addition a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account, the account's value and information regarding the limited market in penny stocks. As a result of these regulations, the ability of broker-dealers to sell our stock may affect the ability of selling security holders or other holders to sell their shares in the secondary market. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

     These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. These additional sales practice and disclosure requirements could impede the sale of our securities, if our securities become publicly traded. In addition, the liquidity for our securities may be adversely affected, with concomitant adverse affects on the price of our securities. Our shares may someday be subject to such penny stock rules and our shareholders will, in all likelihood, find it difficult to sell their securities.

     We  have  no  outstanding  options  and  no  outstanding  warrants.

ITEM  6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Introduction

     The discussion contained in this prospectus contains "forward-looking statements" that involve risk and uncertainties. These statements may be identified by the use of terminology such as "believes", "expects", "may", "will", or "should", or "anticipates", or expressing this terminology negatively or similar expressions or by discussions of strategy. The cautionary statements made in this prospectus should be read as being applicable to all related forward-looking statements wherever they appear in this prospectus. Our actual results could differ materially from those discussed in this prospectus. Important factors that could cause or contribute to such differences include those discussed under the caption entitled "risk factors," as well as those discussed elsewhere in this prospectus.

     We were incorporated in Nevada on June 7, 2001 to engage in any lawful corporate undertaking, including, but not limited to seeking growth through business acquisitions. Currently, our revenue streams come from Yong Heng, our wholly-owned subsidiary which was acquired on December 16, 2003. Yong Heng has commenced its business in e-commerce, currently providing sales of gift cards. Moreover, membership subscriptions are another income source. Because of the initial set up cost and the relatively small membership base, Yong Heng is expected to incur an operating loss at least through 2004. After the initial losses, we will attempt to expand the Company within the fast-growing Asian markets.

Selected financial data
-----------------------

                                  Year Ended December 31
                                  ----------------------
                                           2003
                                        ----------
Net Sales                               $   29,038
Net Loss                                   (28,882)
Net Loss per Common Share                       --
Weighted Average                        67,150,511
Common Shares Outstanding               68,103,748

                                    As of  December 31,
                                  ----------------------
                                           2003
                                        ----------
Total Assets                            $  325,179
Working Capital                            137,413
Shareholders' Equity                       162,718

No  dividends  have  been  declared  or  paid  for any of the periods presented.

Results  of  Operations
-----------------------

     For the period of inception (September 12, 2003) through December 31, 2003.

Sales.

     Yong Heng currently carries its business in e-commerce. The sales of $29,038 for the period ending December 31, 2003 were primarily from the sales of gift cards.

Cost  of  Goods  Sold.

     The cost of goods sold includes the purchase price for our cards and accessories plus other direct costs associated with making the products available for resale. It is customary to experience variations in the cost of sales as a percentage of net sales based on the types of products sold.

     The cost of goods sold for the period ending December 31, 2003 was $11,052. Cost of sales as a percentage of sales was 38% for 2003.

     We expect cost of sales as a percentage of sales to decrease to around 30% of total sales for fiscal year 2004 as new products with better margins have been developed. For example, we are seeking for the co-operation with the qualified gifts suppliers to diversify our products. If we can successfully grow our revenues through sales of these higher margin products, our cost of sales as a percentage of sales should be lower in future periods. In addition, volume discounts will be available to us if we are successful in achieving sales growth in the future, which will further reduce our cost of sales as a percentage of sales.

Expenses.

     Selling, general and administrative expenses for the period ending December 31, 2003 were $46,848. The expenses were primarily attributable to the initial set up costs and website creation.

     We expect increases in expenses through the year 2004 as we move towards developing our business plan and with the acquisition of the non-operating coal mine formerly known as Heihe Jinchang coal mine in PRC. We expect the increase to be primarily in sales related expenses such as advertising and salespersons' salaries.

Income  /  Losses.

     Net loss for the year ending December 31, 2003 was $28,882. The net loss was primarily attributable to general operating expenses for the period. We expect to continue to incur losses at least through 2004. In addition, there can be no assurance that we will achieve or maintain profitability or that our revenue growth can be sustained in the future.

Impact  of  Inflation.

     We believe that inflation has had a negligible effect on operations since inception. We believe that we can offset inflationary increases in the cost of labor by increasing sales and improving operating efficiencies.

Liquidity  and  Capital  Resources
----------------------------------

     Cash flows used in operating activities were $97,060 for the period ending December 31,2003. Cash flows used in 2003 were primarily for inventory and accounts receivable of $68,687 and $1,238, respectively.

     Cash flows provided by financing activities were $176,701 for the period ending December 31, 2003. Cash flows for the 2003 included $111,143 in proceeds from related party loan, and $241,600 in proceeds from issuances of common stock, partially offset by $176,042 of loans to related parties.

     We estimate we will need approximately $50,000 in additional capital during 2004. If revenues increase during 2004, we may have sufficient cash flow from operations. At December 31, 2003, we had cash on hand of $53,907.

     Overall, we have funded our cash needs from inception through December 31, 2003 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

     We had cash on hand of $53,907 and a working capital surplus of $137,413 as of December 31, 2003. Our working capital surplus is primarily due to an increase in current assets from the prior period and a new related party loan in 2003. We will substantially rely on the existence of revenue from our business; however, we have no current or projected capital reserves that will sustain our business for the next 12 months. Currently, we have enough cash to fund our operations for about six months. This is based on current cash flows from operations and projected revenues. Also, if the projected revenues fall short of needed capital we may not be able to sustain our capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. A lack of significant revenues in 2004 will significantly affect our cash position and move us towards a position where the raising of additional funds through equity or debt financing will be necessary. Our current level of operations would require capital of approximately $50,000 to sustain operations through year 2004 and approximately $50,000 per year thereafter. Modifications to our business plans or diversify our business in different industries may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of new product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for Yong Heng. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to Yong Heng.

     On a long-term basis, liquidity is dependent on continuation and expansion of operations, receipt of revenues, and additional infusions of capital and debt financing. We are considering expanding our business into the coal mining industry through the acquisition of the non-operating coal mine formerly known as the Heihe Jinchang coal mine in PRC during the first half of 2004. Our current capital and revenues are insufficient to fund such expansion. If we choose to launch such an expansion campaign, we will require substantially more capital. We may need funds from a follow on stock offering or bank debt, if available, to market our products and services as well as expand operations and contribute to working capital. However, there can be no assurance that we will be able to obtain additional equity or debt financing in the future, if at all. If we are unable to raise additional capital, our growth potential will be adversely affected and we will have to significantly modify our plans. For example, if we are unable to raise sufficient capital to develop our business plan, we may need to:

     Curtail  development  of  the  Jinchang  coal  mine
     Forego or postpone future acquisitions, or Limit our future marketing efforts to areas that we believe would be the most profitable.

     Demand for our products and services will be dependent on, among other things, market acceptance of our products, such as our gift cards and other related products. Our business operations may be adversely affected by our competitors and prolonged recessionary periods.

     Our success will be dependent upon implementing our plan of operations and the risks associated with our business plans. We plan to strengthen our position in our markets. We also plan to expand our operations through aggressively marketing our products the Company's concept.

ITEM  7.  FINANCIAL  STATEMENTS


                         INDEPENDENT  AUDITORS'  REPORT
                         ------------------------------


To  the  Board  of  Directors
Songzai  International  Holding  Group,  Inc.
5628  Halifax  Road
Arcadia,  California  91007

     We have audited the accompanying consolidated balance sheet of Songzai International Holding Group, Inc. and subsidiary as of December 31, 2003 and the related consolidated statement of operations, consolidated stockholders' equity, and consolidated cash flows for the period of inception (September 12, 2003) to December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Songzai International Holding Group, Inc. and subsidiary as of December 31, 2003, and the results of its operations and its cash flows for the period of inception (September 12, 2003) to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.



/s/ Perrella & Associates
-------------------------
Perrella & Associates, P.A.



Pompano  Beach,  Florida
April  9,  2004


            SONGZAI INTERNATIONAL HOLDING GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                              AT DECEMBER 31, 2003
=================================================================================

                                     ASSETS
                                     ------

CURRENT ASSETS
--------------
   Cash and cash equivalents                                        $      53,907
   Accounts receivable                                                      1,238
   Receivable, related parties loans                                      176,042
   Inventory                                                               68,687
                                                                    -------------
      TOTAL CURRENT ASSETS                                                299,874
                                                                    -------------

PROPERTY AND EQUIPMENT
----------------------
   Machinery & equipment                                                   25,734
   Accumulated depreciation                                                  (429)
                                                                    -------------
      NET PROPERTY AND EQUIPMENT                                           25,305
                                                                    -------------

      TOTAL ASSETS                                                  $     325,179
                                                                    =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
-------------------
   Taxes payable                                                    $       1,318
   Loan, related party                                                    111,143
   Convertible note payable                                                50,000
                                                                    -------------
      TOTAL CURRENT LIABILITIES                                           162,461
                                                                    -------------

STOCKHOLDERS' EQUITY
--------------------
   Common stock ($0.001 par value, 200,000,000
     shares authorized: 68,103,748 issued and
     outstanding)                                                          68,104
   Additional paid-in-capital                                             123,496
   Accumulated deficit                                                    (28,882)
                                                                    -------------
      TOTAL STOCKHOLDERS' EQUITY                                          162,718
                                                                    -------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $     325,179
                                                                    =============



The accompanying notes are an integral part of these consolidated financial statements





            SONGZAI INTERNATIONAL HOLDING GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
      FOR THE PERIOD OF INCEPTION (SEPTEMBER 12, 2003) TO DECEMBER 31, 2003
=================================================================================


REVENUES:
---------
   Sales                                                            $      29,038
   Cost of goods sold                                                     (11,052)
                                                                    -------------
      GROSS PROFIT                                                         17,986

SELLING, GENERAL AND ADMINISTRATIVE:                                       46,868
                                                                    -------------

      NET INCOME (LOSS)                                             $     (28,882)
                                                                    =============

   Basic and fully diluted net loss per common share                $           -
                                                                    =============

   Basic and fully diluted weighted average shares                     67,150,511
                                                                    =============




                  SONGZAI INTERNATIONAL HOLDING GROUP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
             FOR THE THE PERIOD OF INCEPTION (SEPTEMBER 12, 2003) TO DECEMBER 31, 2003
========================================================================================================


                                         Common     Common        Additional
                                         Stock      Shares        Paid-in        Accumulated    Totals
                                                    $ 0.001 Par   Capital        Deficit
                                       ----------   -----------   ----------     -----------   ---------


Issuances of common stock at
  inception September 12, 2003         67,000,000   $    67,000   $  174,600     $         -   $ 241,600

Issuances of common stock in
  reverse merger                        2,291,836         2,292       (2,292)              -           -

Treasury stock purchased and
  retired                              (1,188,088)       (1,188)    (448,812)              -    (450,000)

Contributed capital                             -             -      400,000               -     400,000

   Net loss for the period                      -             -            -         (28,882)    (28,882)
                                       ----------   -----------   ----------     -----------   ---------

     Balances, December 31, 2003       68,103,748   $    68,104   $  123,496     $   (28,882)  $ 162,718
                                       ==========   ===========   ==========     ===========   =========



The accompanying notes are an integral part of these consolidated financial statements





            SONGZAI INTERNATIONAL HOLDING GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
      FOR THE PERIOD OF INCEPTION (SEPTEMBER 12, 2003) TO DECEMBER 31, 2003
=================================================================================


CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
   Net income (loss)                                                $     (28,882)
   Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities:
      Depreciation                                                            429
     (Increase) decrease in operating assets:
         Accounts receivable                                               (1,238)
         Inventory                                                        (68,687)
      Increase (decrease) in operating liabilities:
         Taxes payable                                                      1,318
                                                                    -------------


         NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES              (97,060)
                                                                    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
   Purchase of machinery & equipment                                      (25,734)
                                                                    -------------
         NET CASH (USED IN) INVESTING ACTIVITIES                          (25,734)
                                                                    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
   Proceeds from loan, related party                                      111,143
   Loans to related parties                                              (176,042)
   Proceeds from issuances of common stock                                241,600
                                                                    -------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                        176,701
                                                                    -------------

         NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              53,907

CASH AND CASH EQUIVALENTS:
--------------------------
   Beginning of year                                                            -
                                                                    -------------

   End of period                                                    $      53,907
                                                                    =============

Supplemental disclosures of cash flow information:
   Cash paid for interest and income taxes                          $           -
                                                                    -------------

Supplemental disclosures of noncash financing activities:
   Issued a note payable for the purchase of treasury stock         $      50,000
                                                                    -------------



The accompanying notes are an integral part of these consolidated financial statements




            SONGZAI INTERNATIONAL HOLDING GROUP, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                December 31, 2003
================================================================================


1.   ORGANIZATION  AND  NATURE  OF  BUSINESS

     The Company was incorporated under the laws of the State of Nevada on June 7, 2001 as Heritage Companies, Inc. ("HTAG"). On November 5, 2003, the name of the Company was changed to Songzai International Holding Group, Inc ("SGZI or Company").

     On December 16, 2003, the Company acquired 100% of the capital stock of Harbin Yong Heng Ke Ji Fa Zhan You Xian Ze Ren Gong Si ("Yong Heng"), a corporation organized under the laws of the P.R. China ("PRC"), pursuant to a Share Exchange Agreement dated September 29, 2003. The Yong Heng subsidiary, incorporated in the PRC on September 12, 2003, has commenced its business in e-commerce, currently providing sales of gift cards.


2.   BASIS  OF  PRESENTATION  -  REVERSE  MERGER

     On December 16, 2003, SGZI consummated an agreement with Yong Heng a Peoples Republic of China corporation, pursuant to which Yong Heng exchanged its 2,000,0000 RMB capital ($241,600) for 67,000,000 shares of the common stock of SGZI. In addition, Yong Heng paid $450,000 to a Songzai shareholder to purchase and retire 1,188,088 shares of the Company's common stock. The HTAG shareholder received $400,000 and transferred a $50,000 note payable to the Company in satisfaction of the purchase price. As a result of the agreement, the transaction was treated for accounting purposes as a reorganization by the accounting acquirer (Yong Heng) and as a recapitalization by the accounting acquiree (SGZI).

Accordingly,  the  financial  statements  include  the  following:

(a) The balance sheet consists of the net assets of the acquirer at historical cost and the net assets of the acquiree at historical cost.

(b) The statement of operations include the operations of the acquirer for the periods presented and the operations of the acquiree from the date of the merger.


3.   NEW  ACCOUNTING  PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, ("FIN 46") "Consolidation of Variable Interest
Entities" which changes the criteria by which one company includes another entity in its consolidated financial Statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or


            SONGZAI INTERNATIONAL HOLDING GROUP, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                December 31, 2003
================================================================================


both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and apply in the first fiscal period beginning after June 15, 2003, for variable interest entities created prior to February 1, 2003. Management believes that adoption of this statement will not have a significant impact on the its consolidated financial statements.

     In May 2003, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". The SFAS No.150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities in statements of financial position. In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. Management believes that adoption of this statement will not have a significant impact on its consolidated financial statements.


4.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

(a)  Basis  of  accounting

     The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the US (USGAAP). The measurement basis used in the preparation of the financial statements is historical cost. Cost in relation to assets represents the cash paid or the fair value of the assets, as appropriate.

(b)  Principles  of  consolidation

     The consolidated financial statements include the financial information of the Company and its subsidiary. All material intercompany balances and transactions have been eliminated in consolidation.

(c)  Revenue  recognition

     The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable, and collectibility is reasonably assured.


            SONGZAI INTERNATIONAL HOLDING GROUP, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                December 31, 2003
================================================================================


(d)  Statement  of  cash  flows

     Cash equivalents are defined as short-term, highly liquid investments that are readily convertible to known amounts of cash and which are subject to an insignificant risk of changes in value. An investment normally qualifies as a cash equivalent only when it has a maturity of three months or less from its acquisition date.

(e)  Foreign  currency  translation

     The Company's assets and liabilities that are denominated in foreign currencies are translated into the currency of U.S. dollars using the exchange rates at the balance sheet date. For revenues and expenses, the average exchange rate during the year was used to translate Chinese Renminbi into United States dollars. The translation gains and losses resulting form changes in the exchange rate are charged or credited directly to the shareholders' equity section of the balance sheet when material. All realized and unrealized transaction gains and losses are included in the determination of income in the period in which they occur. Translation and transaction gains and losses are included in the statement of operations because they are not material as of December 31, 2003.

(f)  Concentration  of  credit  risk

     During 2003, 100% of the Company's sales were from companies located in China. The Company's operations may be adversely affected by significant political, economic and social uncertainties in China. Although the Chinese government has pursued economic reform policies in the past, there is no assurance that the Chinese government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affect China's political, economic and social conditions. There is also no guarantee that the Chinese government's pursuit of economic reforms will be consistent or effective.

(g)  Property,  plant  and  equipment

     Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. The cost of an item of property, plant and equipment comprises its purchase price and any directly attributable costs of bringing the asset to its working condition and location for its intended use. Major costs incurred in restoring assets to their normal working conditions are charged to the income statement. Improvements are capitalized and depreciated over their expected useful lives.

     The gain or loss arising from the retirement or disposal of property, plant and equipment is determined as the


            SONGZAI INTERNATIONAL HOLDING GROUP, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                December 31, 2003
================================================================================


difference between the estimated net sales proceeds and the carrying amount of the assets and is recognized as income or expense in the income statement.

     Depreciation is provided to write off the cost less accumulated impairment losses of property, plant and equipment, over their estimated useful lives from the date on which they become fully operational and after taking into account of their estimated residual values, using the straight-line method, at the following rates per annum:

     Furniture and fixtures                   5 - 10 years
     Office and computer equipment            3 -  5 years

     The Company recognizes an impairment loss on PPE when evidence, such as the sum of expected future cash flows (undiscounted and without interest charges), indicates that future operations will not produce sufficient revenue to cover the related future costs, including depreciation, and when the carrying amount of asset cannot be realized through sale. Measurement of the impairment loss is based on the fair value of the assets.

(h)  Fair  value  of  financial  instruments

     The carrying amounts of the Company's financial instruments, including taxes payable approximate fair value due to the relatively short period to maturity for these instruments.

(i)  Business  segments

     The company operates in one segment and therefore segment disclosure is not presented.

(j)  Inventories

     Inventories are stated at the lower of cost and net realizable value. Cost, which comprises all costs of purchase and, where applicable, other costs that has been incurred in bringing the inventories to their present location and condition, is calculated using the first-in, first-out method. Net realizable value represents the estimated selling price in the ordinary course of business less the estimated costs of completion and the estimated costs necessary to make the sale.

(k)  Related  parties

     Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control or common significant influence.


            SONGZAI INTERNATIONAL HOLDING GROUP, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                December 31, 2003
================================================================================


(l)  Use  of  estimates

     The preparation of the financial statements in conformity with USGAAP requires the Company's management to make estimates and assumptions that affect the reports amounts of assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reported periods. Actual amounts could differ from those estimates.

(m)  Earnings  (Loss)  per  share

     Basic earnings (loss) per share exclude dilution and are computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period.

     Diluted earnings per share are computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding adjusted to reflect potentially dilutive securities. The company does not have any dilutive securities outstanding as of December 31, 2003.

(n)  Allowance  for  doubtful  accounts

     The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of US$0 as of December 31, 2003.

(o)  Affiliate

     An affiliate is an entity controlled by another entity directly, or indirectly through one or more intermediaries. The term control (including the terms controlling, controlled by and under common control with) means the possession, direct or indirect, of the power to direct or cause the direction of the management and policies of a person, whether through the ownership of voting shares, by contract, or otherwise.

5.   INCOME  TAXES

     The Company and its subsidiary are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which it is domiciled and operates.

     Since the PRC subsidiary has a loss for the PRC income tax purposes, the Company has recorded $0 PRC income tax expense. PRC income tax is calculated at the applicable rates relevant to the PRC subsidiary. SONGZAI INTERNATIONAL HOLDING GROUP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements December 31, 2003

6.   RELATED  PARTY  TRANSACTIONS

(a)  Receivable,  Related  Parties  Loans

At December 31, 2003, the Company has loans receivable from three related corporate entities in the amount of $176,042 that are unsecured, interest-free and repayable on demand.

(b)  Loan,  Related  party

At December 31, 2003, the Company has a loan payable to a shareholder in the amount of $111,143 at 8% interest and repayable on demand.

7.   CONVERTIBLE  NOTE  PAYABLE

     The $ 50,000 note payable represents principle of $ 45,870 and accrued interest of $ 4,130 or approximately 9% interest per annum. The note is to be paid in twelve monthly installments of $ 1,000 each. The balance of $ 38,000 due and payable on December 31, 2004 may be paid, at the option of the Company, in cash or in an equivalent amount of Songzai International Holding Group, Inc. stock, determined by the bid price on the OTC Bulletin Board on the date of issuance of such stock.

8.   STOCKHOLDERS'  EQUITY

     On December 12, 2003, the Company adopted a non-qualified stock compensation plan to register 2,200,000 common shares, whereby the Company may compensate key employees, advisers and consultants by issuing them shares or options to purchase shares of its capital stock. 2,000,000 of these shares of common stock were included in the 67,000,000 shares of common stock issued on September 12, 2003 and 200,000 were included in shares of common stock issued on January 7, 2004 to one of the financial consultants. (See note 9)

     On September 12, 2003, the Company issued 67,000,000 shares of common stock for cash of $ 241,600.

     On  December  16,  2003,  stockholders  contributed  capital  of  $400,000.

     On December 16, 2003, the Company issued 2,291,836 shares of common stock for cash of $0. (See note 2)

     On December 16, 2003, the Company purchased 1,188,088 shares of common stock for cash of $400,000 and a note payable of $50,000. (See note 7)


            SONGZAI INTERNATIONAL HOLDING GROUP, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                December 31, 2003
================================================================================


9.   SUBSEQUENT  EVENTS

     On January 7, 2004, the Company issued 400,000 shares of common stock to two financial consultants, 200,000 shares each. Services are for six months or until it is mutually determined that agreed objectives have been met and terms of commitment have been fulfilled. Services to commence upon receipt of stock.

     On April 5, 2004 the Company signed a Purchase and Sale Agreement with Songzai Mental Products Co. LTD and Hong Wen Li (Chairman of the Board of Directors of the Company) to acquire a non-operating coal mine formerly known as Heihe Jinchang Coal Mine. The Coal Mine is located near Heihe City in the People's Republic of China. The purchase price for the Coal Mine is 400,000 shares of convertible preferred stock convertible into 40,000,000 shares of common voting stock.

     The Company is in the process of amending its Articles of Incorporation to increase its authorized shares of common stock from 200,000,000 to 1,000,000,000 shares and to authorize 8,000,000 shares of preferred stock.


ITEM 8. CHANGES WITH AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On April 8, 2004, the Registrant engaged Perrella & Associates, P.A., C.P.A.'s as its independent auditor. The decision to appoint the new independent accountants was recommended and approved by the Registrant's Board of Directors.

     As previously filed in a Form 8-K on September 12, 2003, the Registrant discussed the resignation of Pickett, Chaney & McMullen, LLP as independent accountants. None of the reports of Pickett, Chaney & McMullen, LLP on the financial statements of the Registrant for the past fiscal year contained an adverse opinion or a disclaimer of opinion, or was qualified, except as modified for a going concern uncertainty. The financial statements were also not qualified with respect to audit scope or accounting principles. During the Registrant's most recent fiscal year and the subsequent interim period immediately preceding the date of the resignation of Pickett, Chaney & McMullen, LLP, the Registrant had no disagreements with Pickett, Chaney & McMullen, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Pickett, Chaney & McMullen, LLP, would have caused Pickett, Chaney & McMullen, LLP to make reference to the subject matter of the disagreement(s) in connection with its reports on the financial statements of the Registrant. None of the reportable events listed in Item 304(a)(1)(v) of Regulation S-K under the Exchange Act occurred with respect to the Registrant's most recent fiscal year or the subsequent interim period preceding the resignation of Pickett, Chaney & McMullen, LLP.

     Prior to making the decision to retain Perrella & Associates, P.A., C.P.A.'s, the Registrant had not consulted with Perrella & Associates, P.A., C.P.A.'s on any accounting matters. Neither the Registrant nor anyone on its behalf consulted Perrella & Associates, P.A., C.P.A.'s regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Registrant's financial statements, and no written or oral advice concerning the same was provided to the Registrant that was an important factor considered by the Registrant in reaching a decision as to any accounting, auditing or financial reporting issue.

ITEM 8A.  CONTROLS  AND  PROCEDURES

Quarterly  Evaluation  of  Controls

     As of the end of the period covered by this annual report on Form 10-KSB, we evaluated the effectiveness of the design and operation of (i) our disclosure controls and procedures ("Disclosure Controls"), and (ii) our internal control over financial reporting ("Internal Controls"). This evaluation ("Evaluation") was performed by our President, Li, Hong Jun ("President"). In this section, we present the conclusions of our President based on and as of the date of the Evaluation, (i) with respect to the effectiveness of our Disclosure Controls, and (ii) with respect to any change in our Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our Internal Controls.

President  Certifications

     Attached to this annual report, as Exhibits 31.1 and 31.2, are certain certifications of the President, which are required in accordance with the Exchange Act and the Commission's rules implementing such section (the "Rule 13a-14(a)/15d-14(a) Certifications"). This section of the annual report contains the information concerning the Evaluation referred to in the Rule 13a-14(a)/15d-14(a) Certifications. This information should be read in conjunction with the Rule 13a-14(a)/15d-14(a) Certifications for a more complete understanding of the topic presented.

Disclosure  Controls  and  Internal  Controls

     Disclosure Controls are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed with the Commission under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms. Disclosure Controls are also designed with the objective of ensuring that material information relating to the Company is made known to the President by others, particularly during the period in which the applicable report is being prepared. Internal Controls, on the other hand, are procedures which are designed with the objective of providing reasonable assurance that (i) our transactions are properly authorized, (ii) the Company's assets are safeguarded against unauthorized or improper use, and (iii) our transactions are properly recorded and reported, all to permit the preparation of complete and accurate financial statements in conformity with accounting principals generally accepted in the United States.

Limitations  on  the  Effectiveness  of  Controls

     Our management does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well developed and operated, can provide only reasonable, but not absolute assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances so of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision -making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of a system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope  of  the  Evaluation

     The President's evaluation of our Disclosure Controls and Internal Controls included a review of the controls' (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this annual report. In the course of the Evaluation, the President sought to identify data errors, control problems, acts of fraud, and they sought to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our quarterly reports on Form 10-QSB and annual reports on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls, and to make modifications if and as necessary. Our external auditors also review Internal Controls in connection with their audit and review activities. Our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

     Among other matters, we sought in our Evaluation to determine whether there were any significant deficiencies or material weaknesses in our Internal Controls, which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, or whether we had identified any acts of fraud, whether or not material, involving management or other employees who have a significant role in our Internal Controls. This information was important for both the Evaluation, generally, and because the Rule 13a-14(a)/15d-14(a) Certifications, Item 5, require that the President disclose that information to our Board (audit committee), and to our independent auditors, and to report on related matters in this section of the annual report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions". These are control issues that could have significant adverse affect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce, to a relatively low level, the risk that misstatement cause by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employee in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Evaluation, and in each case, if a problem was identified, we considered what revisions, improvements and/or corrections to make in accordance with our ongoing procedures.

Conclusions

     Based upon the Evaluation, the Company's President have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to the Company is made known to management, including the President, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented inconformity with accounting principals generally accepted in the United States. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our Internal Controls.

ITEM  9.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

(a)  Identification  of  Directors

Directors and Executive Officers.

     Our Bylaws provide that we shall have that number of directors determined by the majority vote of the board of directors. Currently we have five directors. Each director will serve until our next annual shareholder meeting. Directors are elected for one-year terms. Our Board of Directors elects our officers at the regular annual meeting of the Board of Directors following the annual meeting of shareholders. Vacancies may be filled by a majority vote of the remaining directors then in office. Our directors and executive officers are as follows:

NAME                    AGE          POSITION
----                    ---          --------
Li,  Hong  Wen           47          Chairman;  Director

Li,  Hong  Jun           41          President; Director

     Mr. Li, Hong Wen has been Chairman of Songzai since the acquisition with Yong Heng was completed on December 16, 2003. Mr. Li, Hong Wen is the founder of Fellow Workers Group, the holding company with subsidiaries in different industries such as HuaFeng Trading Co. in the field of Chinese-Russian Trading, SongZai Metal in the field of Heavy Industry, SenDa Hotel in the field of Real
Estate, HeiHe JinChang Coal Mine in the field of Mining, etc. In addition, Mr. Li, Hong Wen expanded his business in the field of Finance and IT. Within several years, Mr. Li, Hong Wen's company grew from a small corporation with several employees to a holding company with more than 300 employees. Mr. Li, Hong Wen is the brother of Mr. Li, Hong Jun.

     Mr. Li, Hong Jun had studied International Business in Russia for 3 years. His knowledge in business management was applied to his organization of Rui Gen Te Industrial Resources Co. in the U.S. in 1996. He is the Registered Agent of the company. At the same time, Mr. Li, Hong Jun set up Heilongjiang Song Zai Metal Co., Ltd., which is another Chinese company in the business of trading metal parts between China and Russia. Mr. Li, Hong Jun is the brother of Mr. Li, Hong Wen.

Audit  Committee  Financial  Expert

     The Company does not have a separately designated standing audit committee. Pursuant to Section 3(a)(58)(B) of the Exchange Act, the entire Board of Directors acts as an audit committee for the purpose of overseeing the accounting and financial reporting processes, and audits of the financial statements of the Company. The Commission recently adopted new regulations relating to audit committee composition and functions, including disclosure requirements relating to the presence of an "audit committee financial expert" serving on its audit committee. In connection with these new requirements, the Company's Board of Directors examined the Commission's definition of "audit committee financial expert" and concluded that the Company does not currently have a person that qualifies as such an expert. The Company has had minimal operations for the past year. Presently, there are only two (2) directors serving on the Company's Board, and the Company is not in a position at this time to attract, retain and compensate additional directors in order to acquire a director who qualifies as an "audit committee financial expert", but the Company intends to retain an additional director who will qualify as such an expert, as soon as reasonably practicable. While neither of our current directors meets the qualifications of an "audit committee financial expert", each of the Company's directors, by virtue of his past employment experience, has considerable knowledge of financial statements, finance, and accounting, and has significant employment experience involving financial oversight responsibilities. Accordingly, the Company believes that its current directors capably fulfill the duties and responsibilities of an audit committee in the absence of such an expert.

Code  of  Ethics

     The Company is presently working with its legal counsel to prepare and adopt a code of ethics that applies to the Company's principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions (the "Code of Ethics"). A draft of the Code of Ethics is attached hereto as Exhibit 14.1. The Code of
                                                      ------------
Ethics is being designed with the intent to deter wrongdoing, and to promote the following:

- Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships
- Full, fair, accurate, timely and understandable disclosure in reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by the small business issuer
-    Compliance  with  applicable  governmental  laws,  rules  and  regulations
- The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code
-    Accountability  for  adherence  to  the  code

Section  16(a)  Beneficial  Ownership  Reporting  Compliance

     Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-KSB, any failure to comply therewith during the fiscal year ended December 2003. The Company believes that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of the Company's common stock. In making this statement, the Company has relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

ITEM 10.  EXECUTIVE COMPENSATION

     Summary  Compensation  Table

With the exception of 1,000,000 shares awarded to Hong Jun Li under the Company's 2003 Non-Qualified Stock Compensation Plan on December 19, 2003, no compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during the years 2003, 2002 and 2001. The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued.



                                        SUMMARY COMPENSATION TABLE
                                        --------------------------

                           Annual Compensation               Awards                   Payouts
                        --------------------------   ----------------------    ----------------------
Name and                              Other Annual   Restricted  Securities    LTIP      All Other
Principal        Year   Salary  Bonus Compensation   Stock Award Underlying    Payouts   Compensation
Position                  ($)    ($)       ($)       (s) ($)     Options(#)    ($)       ($)
                                                                 SARs (#)
----------       ----  -------  ----- ------------   ----------- ----------    -------   ------------

Li, Hong Wen     2003        -      -            -             -          -          -              -
Chairman         2002        -      -            -             -          -          -              -
                 2001        -      -            -             -          -          -              -

Li, Hong Jun     2003        -      -            -   $250,000 (1)         -          -              -
President        2002        -      -            -             -          -          -              -
                 2001        -      -            -             -          -          -              -




(1) Represents an award of 1,000,000 shares of common stock under the Company's Non-Qualified Stock Compensation Plan on December 19, 2003, a day on which the closing price for the Company's common shares on the Over-the-Counter Bulletin Board was $.25.

COMPENSATION  OF  DIRECTORSCOMPENSATION  OF  DIRECTORS

     In  2003,  there was not any compensation for the Directors in the Company.

2003  NON-QUALIFIED  STOCK  COMPENSATION  PLAN

     The following table sets forth information about our 2003 Non-Qualified Stock Compensation Plan adopted by our Board of Directors on December 17, 2003 and filed with the Commission as Exhibit 10.1 to our Registration Statement on Form S-8 on December 17, 2003.

Shares  remaining        Shares  issuable  upon       Weighted  average exercise
available                exercise of options to be    price  of  outstanding
for future issuance      granted  in  the  future     options
-------------------      -------------------------    --------------------------

       -0-                         -0-                          none

-------------------      -------------------------    --------------------------


     Pursuant to the 2003 plan, we registered 2,200,000 shares of common stock at $.20 per share, for a total registration for issuance of 2,200,000 shares of common stock. The Compensation Committee of the Board of Directors will issue common stock and award options to employees, directors, officers, consultants, advisors and other persons associated with our company. The 2003 plan is intended to provide a method whereby our company may be stimulated by the personal involvement of our employees, directors, officers, consultants, advisors and other persons in our business and reward such involvement, thereby advancing the interests of our company and all of its shareholders. A copy of the 2003 plan has been filed as an exhibit to this Form 10-KSB

     As of the date of this prospectus, a total of 2,200,000 shares of common stock and no options have been issued pursuant to our 2003 Non-Qualified Stock Compensation Plan. Of this amount 1,000,000 were issued to an affiliate and 1,200,000 were issued to our consultants.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information concerning the ownership of the Company's Common Stock as of December 31, 2003, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company' Common Stock, (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of April 5, 2004, there were 68,503,748 shares of common stock outstanding. As of April 5, 2004, there were no preferred shares outstanding.


Beneficial  Owners  of  5%  or  more  of  our  Common  Stock


     (1)                  (2)                     (3)                     (4)
Title of Class     Name and Address of     Amount and Nature of     Percent of class
                   Beneficial Owner(s)     Beneficial Ownership
-----------------  -------------------     --------------------     ----------------

Common Stock       Li, Hong Wen                   11,056,371                   16.1%
($.001 par value)  5628 Halifax Rd.,
                   Arcadia, California 91007


Common Stock       Li, Hong Jun                    4,879,703                    7.1%
($.001 par value)  5628 Halifax Rd.,
                   Arcadia, California 91007



     The following table sets forth the number of shares owned beneficially on April 5, 2004, by each Director and by all Officers and Directors as a group. Information as to the beneficial ownership is based upon statements furnished to the Company by such persons.




Ownership of Directors and Officers

     (1)                  (2)                     (3)                     (4)
Title of Class     Name and Address of     Amount and Nature of     Percent of class
                   Beneficial Owner(s)     Beneficial Ownership
-----------------  -------------------     --------------------     ----------------

Common Stock       Li, Hong Wen                   11,056,371                   16.1%
($.001 par value)  5628 Halifax Rd.,
                   Arcadia, California 91007


Common Stock       Li, Hong Jun                    4,879,703                    7.1%
($.001 par value)  5628 Halifax Rd.,
                   Arcadia, California 91007

Common Stock       All Directors & Officers                                    23.4%
($.001 par value)
-----------------  -------------------     --------------------     ----------------




Note  to  the  table:

(1) Unless otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(a)  Changes  in  Control

The Company knows of no arrangements that may at a subsequent date result in a change of control in the Company, other than the consummation of the transactions contemplated by that certain Purchase and Sale Agreement between the Company, Hong Wen Li and Songzai Metal Products, Ltd., relating to the acquisition of the non-operating coal mine formerly known as the Heihe Jinchang Coal Mine, located in the Peoples' Republic of China, in exchange for the issuance to Hong Wen Li of 400,000 shares of convertible preferred stock, which is convertible into 100 shares of common stock of the Company. Such shares, when delivered at closing to Mr. Li, will vest in him the right to exercise 40,000,000 votes (in addition to his current 11,056,371 votes) on all matters to be considered at any meeting of stockholders. This arrangement and the Purchase and Sale Agreement are further described in the Company's Current Report on Form 8-K filed with the Commission on April 8, 2004, and the Agreement is attached as
Exhibit  10  thereto.

ITEM 12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     We had a shareholder loan payable to our Chairman, Li, Hong Wen in December 2003, which bore interest at 8% and was due on demand. As of December 31, 2003, the balance due the officer was $111,143, which also included accrued interest.

     As described elsewhere herein, Hong Wen Li, Chairman of the Company, and Songzai Metal Products, Ltd., a company that he controls, have agreed to sell the Heihe Jinchange Coal Mine located in the Peoples' Republic of China, to the Company in exchange for 400,000 shares of convertible preferred stock, each share of which is convertible into 100 shares of common stock of the Company. The Board of Directors carefully evaluated this transaction and believes in the exercise of its informed business judgment, that it is fair, from a financial point of view, to the Company, and is in the best interests of the Company.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Financial  Statements

1. The following financial statements of Songzai International Holding Group, Inc. are included in Part II, Item 7:

Independent Auditors' Report                                14
Balance Sheet-December 31, 2003                          15-16
Statements of Operations - period ended
     December 31, 2003                                   17-18
Statements of Cash Flows - years ended
     December 31, 2003                                   19-20
Statements of Stockholders' Equity - years ended
     December 31, 2003                                      21
Notes to Financial Statements                            22-28

2.   Exhibits

10.1      Plan  of  Exchange,  dated  September  29,  2003  (Incorporated  by
          Reference from  the  Form  8-K  filed  by  the  Company  on  September
          30,  2003.)

10.2 Purchase and Sale Agreement dated April 5, 2004 (Incorporated by Reference from the Form 8-K filed by the Company on April 8, 2004.)

14.1.     Code  of  Ethics

31.1.     Rule  13a-14(a)/15d-14(a)  Certifications  of  President

31.2.     Rule  13a-14(a)/15d-14(a)  Certifications  of  Chairman

32.1.     Section  1350  Certifications  of  President

32.2.     Section  1350  Certifications  of  Chairman

(b)  Reports  on  Form  8-K

     There were no reports on Form 8-K for the three months ended December 31, 2003. However, the Company filed a Current Report on Form 8-K on April 8, 2004 with the Commission, and a Current Report on Form 8-K on April 9, 2004.

ITEM 14.  CONTROLS  AND  PROCEDURES

FEES  BILLED  FOR  AUDIT  AND  NON-AUDIT  SERVICES

     The following table represents the aggregate fees billed for professional audit services rendered to Perrella & Associates, P.A., our current independent auditor ("Perrella") for the audit of the Company's annual financial statements for the years ended December 31, 2003.


Year Ended December 31                      2003
----------------------                  ------------


Audit  Fees  (1)                        $ 10,000 (2)
Audit-Related  Fees  (3)                      --
Tax  Fees  (4)                                --
All  Other  Fees  (5)                         --
Total Accounting Fees and Services      $ 10,000



________________
(1) Audit Fees. These are fees for professional services for the audit of the Company's annual financial statements, and for the review of the financial statements included in the Company's filings on Form 10-QSB, and for services that are normally provided in connection with statutory and regulatory filings or engagements.
(2) The amounts shown for Perrella in 2003 relate to (i) the audit of the Company's annual financial statements for the fiscal year ended December 31, 2003, and (ii) the review of the financial statements included in the Company's filings on Form 10-QSB for the first, second and third quarters of 2003.
(3) Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of the Company's financial statements.
(4) Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.
(5) All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.


PRE-APPROVAL  POLICY  FOR  AUDIT  AND  NON-AUDIT  SERVICES

     The Company does not have a standing audit committee, and the full Board performs all functions of an audit committee, including the pre-approval of all audit and non-audit services before the Company engages an accountant. All of the services rendered to the Company by Perrella & Associates after December 2003 were pre-approved by the Board of Directors of the Company.

     The Company is presently working with its legal counsel to establish formal pre-approval policies and procedures for future engagements of the Company's accountants. The new policies and procedures will be detailed as to the particular service, will require that the Board or an audit committee thereof be informed of each service, and will prohibit the delegation of pre-approval responsibilities to management. It is currently anticipated that the Company's new policy will provide (i) for an annual pre-approval, by the Board or audit committee, of all audit, audit-related and non-audit services proposed to be rendered by the independent auditor for the fiscal year, as specifically described in the auditor's engagement letter, and (ii) that additional engagements of the auditor, which were not approved in the annual pre-approval process, and engagements that are anticipated to exceed previously approved thresholds, will be presented on a case-by-case basis, by the President or Controller, for pre-approval by the Board or audit committee, before management engages the auditors for any such purposes. The new policy and procedures may authorize the Board or audit committee to delegate, to one or more of its members, the authority to pre-approve certain permitted services, provided that the estimated fee for any such service does not exceed a specified dollar amount (to be determined). All pre-approvals shall be contingent on a finding, by the Board, audit committee, or delegate, as the case may be, that the provision of the proposed services is compatible with the maintenance of the auditor's independence in the conduct of its auditing functions. In no event shall any non-audit related service be approved that would result in the independent auditor no longer being considered independent under the applicable rules and regulations of the Securities and Exchange Commission.

(a) On December 31, 2002, our President made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

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



                                       SONGZAI INTERNATIONAL HOLDING GROUP, INC.
                                       -----------------------------------------
                                      (Registrant)


Date:  April 9, 2004


                                       /s/ Li, Hong Jun
                                       ----------------
                                       Li, Hong Jun
                                       President





/s/ Li, Hong Wen
----------------
Li, Hong Wen
Chairman
Director