Form 10QSB
period 2004-03-31
SONGZAI INTERNATIONAL HOLDING GROUP INC
filed 2004-05-26
CIK 1145761

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB




[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2004

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number  of  shares  of  common  stock  outstanding  as  of
May  20,  2004:  68,503,748

Number of shares of preferred stock outstanding as of May 20, 2004: -0-





                    SONGZAI INTERNATIONAL HOLDING GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           March 31, 2004 (UNAUDITED)

ITEM  1.
--------


            SONGZAI INTERNATIONAL HOLDING GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                          AT MARCH 31, 2004 (UNAUDITED)
===============================================================================


                                     ASSETS
                                     ------

CURRENT ASSETS
--------------
   Cash and cash equivalents                                   $         54,947
   Other Receivable, related parties loans                              176,042
   Inventory                                                             67,896
   Other                                                                    870
                                                               ----------------
      TOTAL CURRENT ASSETS                                              299,756
                                                               ----------------

PROPERTY AND EQUIPMENT
----------------------
   Machinery & equipment                                                 25,734
   Accumulated depreciation                                              (1,929)
                                                               ----------------
      NET PROPERTY AND EQUIPMENT                                         23,805
                                                               ----------------

      TOTAL ASSETS                                             $        323,561
                                                               ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
-------------------
   Taxes payable                                               $          1,422
   Accounts payable                                                       8,046
   Loans, related parties                                               121,143
   Convertible note payable                                              50,000
                                                               ----------------
      TOTAL CURRENT LIABILITIES                                         180,611
                                                               ----------------

STOCKHOLDERS' EQUITY
--------------------
   Common stock ($0.001 par value, 200,000,000
     shares authorized: 68,503,748 issued and
     outstanding)                                                        68,504
                                                               ----------------
   Additional paid-in-capital                                           219,096
   Accumulated deficit                                                 (144,282)
   Cumulative foreign currency translation amount                          (368)
                                                               ----------------
      TOTAL STOCKHOLDERS' EQUITY                                        142,950
                                                               ----------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $        323,561
                                                               ================





  The accompanying notes are an integral part of these consolidated financial statements




            SONGZAI INTERNATIONAL HOLDING GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2004 (UNAUDITED)
===============================================================================

REVENUES:
---------
   Sales                                                       $          3,936
   Cost of goods sold                                                      (799)
                                                               ----------------
      GROSS PROFIT                                                        3,138

EXPENSES:
---------
   Selling, general and administrative                                   22,538
   Consulting                                                            96,000
                                                               ----------------
      TOTAL EXPENSES                                                    118,538

      NET LOSS                                                 $       (115,400)
                                                               ================

   Basic and fully diluted net loss per common share           $              -
                                                               ================

   Basic and fully diluted weighted average shares                   68,481,526
                                                               ================





  The accompanying notes are an integral part of these consolidated financial
                                   Statements



            SONGZAI INTERNATIONAL HOLDING GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2004 (UNAUDITED)
===============================================================================


CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
   Net income (loss)                                           $       (115,400)
   Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
      Depreciation                                                        1,500
      Common stock issued for services                                   96,000
     (Increase) decrease in operating assets
         Inventory                                                          790
      Increase (decrease) in operating liabilities:
         Taxes payable                                                      104
         Accounts payable                                                 8,046
                                                               ----------------
         NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES             (8,960)
                                                               ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
   Purchase of machinery & equipment                                          -
                                                               ----------------
         NET CASH (USED IN) INVESTING ACTIVITIES                              -

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
   Proceeds from loan, related party                                     10,000
   Proceeds from issuances of common stock                                    -
                                                               ----------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                       10,000
                                                               ----------------

         NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             1,040

CASH AND CASH EQUIVALENTS:
--------------------------
   Beginning of year                                                     53,907
                                                               ----------------

   End of period                                               $         54,947
                                                               ================

Supplemental disclosures of cash flow information:
   Cash paid for interest and income taxes                     $              -
                                                               ----------------

Supplemental disclosures of noncash financing activities:
   Common stock issued for services                            $         96,000
                                                               ----------------



  The accompanying notes are an integral part of these consolidated financial statements



NOTE  1  -  BASIS  OF  PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at March 31, 2004, the results of operations for the three-month period ended March 31, 2004, and cash flows for the three months ended March 31, 2004. The results for the period ended March 31, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2004. These financial statements should be read in conjunction with the Company's annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

     Use of estimates - The preparation of the financial statements in conformity with USGAAP requires the Company's management to make estimates and assumptions that affect the reports amounts of assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reported periods. Actual amounts could differ from those estimates.

     Earnings (Loss) per share - Basic earnings (loss) per share exclude dilution and are computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period.

     Diluted earnings per share are computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding adjusted to reflect potentially dilutive securities. The company does not have any dilutive securities outstanding as of March 31, 2004.


NOTE  2  -  COMMON  STOCK  ISSUANCES

     During the three months ended March 31, 2004, the Company issued 400,000 shares of common stock for consulting services. The stock was valued at the closing price on the date of issuance, or $.24 per share, yielding an aggregate value of $96,000. The expense of the services was charged to operations in the accompanying financial statements.


NOTE  3  -  RELATED  PARTY  TRANSACTIONS

     During the quarter ended March 31, 2004, the Company received $10,000 towards working capital from an entity controlled by our President. The loan is expected to be repaid during the second quarter of 2004. The loan does not bear interest and the effects of imputed interest are immaterial to the financial statements taken as a whole.


NOTE  4  -  COMPARATIVE  FINANCIAL  STATEMENTS

     On December 16, 2003, the Company acquired 100% of the capital stock of Harbin Yong Heng Ke Ji Fa Zhan You Xian Ze Ren Gong Si ("Yong Heng"), a corporation organized under the laws of the P.R. China ("PRC"), pursuant to a Share Exchange Agreement dated September 29, 2003. The Yong Heng subsidiary, incorporated in the PRC on September 12, 2003, has commenced its business in e-commerce, currently providing sales of gift cards. The acquisition was accounted for as a reverse merger. Accordingly, there are no applicable financial statements for the comparable period for the three months ended March 31, 2003


NOTE  5  -  SUBSEQUENT  EVENTS

     On  April  5,  2004  the  Company signed a Purchase and Sale Agreement with
Songzai Metal Products Co. LTD and Hong Wen Li (Chairman of the Board of Directors of the Company) to acquire a non-operating coal mine formerly known as Heihe Jinchang Coal Mine. The Coal Mine is located near Heihe City in the People's Republic of China. The purchase price for the Coal Mine is 400,000 shares of convertible preferred stock convertible into 40,000,000 shares of common voting stock.

     The Company is in the process of amending its Articles of Incorporation to increase its authorized shares of common stock from 200,000,000 to 1,000,000,000 shares and to authorize 8,000,000 shares of preferred stock.


ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION
--------

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

     We were incorporated in Nevada on June 7, 2001 to engage in any lawful corporate undertaking, including, but not limited to seeking business opportunities in mainland China. The Company will attempt to grow through further business acquisitions in this market. Currently, our revenue streams come from Yong Heng, our wholly-owned subsidiary which was acquired on December 16, 2003. Yong Heng has commenced its business in e-commerce, currently providing sales of gift cards. Moreover, membership subscriptions are another income source. Because of the initial set up cost and the relatively small membership base, Yong Heng is expected to incur an operating loss at least through 2004. After the initial losses, we will attempt to expand the Company within the fast-growing Asian markets.


Selected financial data
-----------------------
                                            Three Months Ended March 31, 2004
                                            ---------------------------------

Net Sales                                           $      3,138

Net Loss                                                (115,400)
Net Loss per Common Share                                     --
Weighted Average Common Shares Outstanding            68,481,526

    As of  March 31, 2004
    ---------------------

Total Assets                                        $    323,561
Working Capital                                          119,145
Shareholders' Equity                                     142,950

No  dividends  have  been  declared  or  paid  for any of the periods presented.

Results  of  Operations
-----------------------

     For  the  three  months  ended  March  31,  2004.

Sales.

     Yong Heng currently operates an e-commerce business. The sales of $3,936 for the period ended March 31, 2004 were primarily from the sales of gift cards. During the second quarter of 2004, the sources of revenue will shift primarily to our coal mining operations.

Cost  of  Goods  Sold.

     The cost of goods sold includes the purchase price for our cards and accessories plus other direct costs associated with making the products available for resale. It is customary to experience variations in the cost of sales as a percentage of net sales based on the types of products sold.

     The cost of goods sold for the period ending March 31, 2004 was $799, which is approximately 20% of the sales.

     Cost of sales as a percentage of sales meets our expectation which is around 30% for fiscal year 2004. The decrease is attributable to the co-operation with the qualified gifts suppliers to diversify our products. If we can successfully grow our revenues through sales of these higher margin products, our cost of sales as a percentage of sales should be lower in future periods. In addition, volume discounts will be available to us if we are successful in achieving sales growth in the future, which will further reduce our cost of sales as a percentage of sales.

Expenses.

     Expenses for the three months ended March 31, 2004 was $115,400. We issued 400,000 shares of common stock for consulting services. These shares were valued at the market price on the date of issuance, or $.24 per share, yielding an aggregate amount of $96,000.

     We expect increases in expenses through the year 2004 as we have entered into a Purchase and Sale Agreement (the "Agreement") with our Chairman, Hong Wen Li, and Songzai Metal Products, Ltd., a corporation organized under the laws of the People's Republic of China, (the "Sellers") on April 5, 2004. Under the Agreement, we will acquire all of Sellers' outstanding interests in a non-operating coal mine formerly known as Heihe Jinchang coal mine (the "Coal Mine".) by delivering 400,000 convertible preferred shares, each of which is convertible into 100 shares of common voting stock. The Coal Mine is located on the western slope of the Xiaoxianling Mountain, near Heihe City in the Heilongjiang province of the People's Republic of China with approximately 3,157,000 tons of recoverable reserves. It has not been operating since 1998 and will require dewatering of existing water inflows. Currently, three pumping stations are on site for future dewatering. The site will also require restorative work to comply with governmental environmental standards. This may include installing water sprays, noise reduction boards, dust removal chambers, and settling ponds. The costs of these improvements have not yet been determined.

Income  /  Losses.

     Net loss for the three months ending March 31, 2004 was $115,400. The net loss was primarily attributable to general operating expenses as discussed above. We expect to continue to incur losses at least through 2004. In addition, there can be no assurance that we will achieve or maintain profitability or that our revenue growth can be sustained in the future.

Impact  of  Inflation.

     We believe that inflation has had a negligible effect on operations for the three months ended March 31, 2004. We believe that we can offset inflationary increases in the cost of labor by increasing sales and improving operating efficiencies.

Liquidity  and  Capital  Resources.

     Cash flows used in operating activities were $8,960 for the three months ending March 31, 2004. Cash flows used were primarily from our net loss for the period, partially offset by common stock issued for services.

     Cash flows provided by financing activities were $10,000 for the three months ended March 31, 2004. Cash flows for the first quarter of 2004 are primarily attributable to the loans from related parties.

     We had cash on hand of $54,947 and a working capital surplus of $119,145 as of March 31, 2004. Our working capital surplus is primarily due to current assets in other receivable from related parties' loan and cash. We will rely on the existence of revenue from our business; however, our current revenues are relatively small. Currently, we have enough cash to fund our operations for at least the next twelve months. This is based on current cash flows from operations and projected revenues. However, if the projected revenues fall short of needed capital we may have to curtail our operations. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. According to a report from John T. Boyd Company, Mining and Geological Consultants, dated March 31, 2004, the coal mine we plan to acquire from our President, we will have 150,000 tons per year of coal capable of being mined at full production. A lack of significant revenues in 2004 will significantly affect our cash position and move us towards a position where the raising of additional funds through equity or debt financing will be necessary. Our current level of operations would require capital of approximately $50,000 to sustain operations through year 2004 and approximately $50,000 per year thereafter. Modifications to our business plans or diversify our business in different industries may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of new product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for Yong Heng. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to Yong Heng.

     On a long-term basis, liquidity is dependent on continuation and expansion of operations, receipt of revenues, and additional infusions of capital and debt financing. The funds raised from a follow on stock offering would also be used to market our products and services as well as expand operations and contribute to working capital. However, there can be no assurance that we will be able to obtain additional equity or debt financing in the future, if at all. If we are unable to raise additional capital, our growth potential will be adversely affected and we will have to significantly modify our plans.

     Demand for the products and services will be dependent on, among other things, market acceptance of our products, the gift cards and other related products. Inasmuch as a major portion of our activities is the receipt of revenues from the sales of our products, our business operations may be adversely affected by our competitors and prolonged recession periods.

     Our success will be dependent upon implementing our plan of operations and the risks associated with our business plans. We plan to strengthen our position in these markets. We also plan to expand our operations through aggressively marketing our products and Company concept.


ITEM  3.  CONTROLS  AND  PROCEDURES
--------

Quarterly  Evaluation  of  Controls

     As  of  the  end  of  the  period  covered by this quarterly report on Form
10-QSB, We evaluated the effectiveness of the design and operation of (i) our disclosure controls and procedures ("Disclosure Controls"), and (ii) our internal control over financial reporting ("Internal Controls"). This evaluation ("Evaluation") was performed by our President, Li, Hong Jun ("President"). In this section, we present the conclusions of our President based on and as of the date of the Evaluation, (i) with respect to the effectiveness of our Disclosure Controls, and (ii) with respect to any change in our Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our Internal Controls.

President  Certifications

     Attached to this quarterly report, as Exhibits 31.1 and 31.2, are certain certifications of the President, which are required in accordance with the Exchange Act and the Commission's rules implementing such section (the "Rule 13a-14(a)/15d-14(a) Certifications"). This section of the quarterly report contains the information concerning the Evaluation referred to in the Rule 13a-14(a)/15d-14(a) Certifications. This information should be read in conjunction with the Rule 13a-14(a)/15d-14(a) Certifications for a more complete understanding of the topic presented.

Disclosure  Controls  and  Internal  Controls

     Disclosure Controls are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed with the Commission under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms. Disclosure Controls are also designed with the objective of ensuring that material information relating to the Company is made known to the President by others, particularly during the period in which the applicable report is being prepared. Internal Controls, on the other hand, are procedures which are designed with the objective of providing reasonable assurance that (i) our transactions are properly authorized, (ii) the Company's assets are safeguarded against unauthorized or improper use, and (iii) our transactions are properly recorded and reported, all to permit the preparation of complete and accurate financial statements in conformity with accounting principals generally accepted in the United States.

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

Scope  of  the  Evaluation

     The President's evaluation of our Disclosure Controls and Internal Controls included a review of the controls' (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this quarterly report. In the course of the Evaluation, the President sought to identify data errors, control problems, acts of fraud, and they sought to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our quarterly reports on Form 10-QSB and annual reports on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls, and to make modifications if and as necessary. Our external auditors also review Internal Controls in connection with their audit and review activities. Our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

     Among other matters, we sought in our Evaluation to determine whether there were any significant deficiencies or material weaknesses in our Internal Controls, which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, or whether we had identified any acts of fraud, whether or not material, involving management or other employees who have a significant role in our Internal Controls. This information was important for both the Evaluation, generally, and because the Rule 13a-14(a)/15d-14(a) Certifications, Item 5, require that the President disclose that information to our Board (audit committee), and to our independent auditors, and to report on related matters in this section of the quarterly report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions". These are control issues that could have significant adverse affect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce, to a relatively low level, the risk that misstatement cause by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employee in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Evaluation, and in each case, if a problem was identified, we considered what revisions, improvements and/or corrections to make in accordance with our ongoing procedures.

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


PART II. OTHER INFORMATION
--------

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

During the quarter ended March 31, 2004, we issued 400,000 shares of our common stock for consulting services. These shares were valued at the market price on the date of issuance, or $.24 per share, yielding an aggregate amount of $96,000.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     3. Articles of Incorporation with amendments and bylaws are incorporated by reference to Exhibit No. 1 of Form SB-2 as amended filed April 2001.
     31.1 CEO  Certification  Pursuant  to  Section  302
     31.2 CFO Certification Pursuant to Section 302 (included in Item No. 31.1 above)
     32.1 CEO  &  CFO  Certification  Pursuant  to  Section  906


(b)  Reports  on  Form  8-K

     (1) Under a Form 8-K filed on April 5, 2004, we disclosed that we had entered into an Agreement and Plan of Merger, pursuant to which an unrelated company will merge with and into us, with the unrelated company's stockholders receiving 400,000 shares of Convertible Preferred Stock.

     (2) A Form 8-K regarding changes in Certifying Accountant was filed on April 9, 2004.

     (3) A Preliminary Form 14C that was previously filed on April 8, 2004 is incorporated by reference herein.

     (4) A Definitive Form 14C that was previously filed on May 5, 2004 is incorporated by reference herein.


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

                                   SONGZAI INTERNATIONAL HOLDING GROUP, INC.
                                   -----------------------------------------

                                  (Registrant)


                                   /s/ Hong Jun Li
Date:  May 20, 2004                ---------------
                                   Hong Jun Li, President