Form 10KSB/A
period 2003-12-31
SONGZAI INTERNATIONAL HOLDING GROUP INC
filed 2004-08-13
CIK 1145761

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

                                AMENDMENT NO. 1


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

ADDITIONAL  FINANCING

     The Company may need to raise additional funds to meet operating requirements in the future. If the Company raises additional funds through issuance of equity related or debt securities, such securities may have rights to the Company's common stock, such as warrants or options. Shareholders may experience additional dilution from exercise of these equity instruments. The Company cannot be certain that additional financing will be available when required or at all. (See Liquidity and Capital Resources for further discussion).

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

     We had cash on hand of $53,907 and a working capital surplus of $137,413 as of December 31, 2003. Our working capital surplus is primarily due to an increase in current assets from the prior period and a new related party loan in 2003. We will substantially rely on the existence of revenue from our business; however, in absence of significant revenues, we believe our capital reserves can sustain our business for the next 12 months. This is based on current cash flows from operations and projected revenues. Modifications to our business plans or diversify our business in different industries may require additional capital for us to operate. There can be no assurance that additional capital will be available to us when needed or available on terms favorable to our Company.

     On a long-term basis, liquidity is dependent on continuation and expansion of operations, receipt of revenues, and additional infusions of capital and debt financing. We are considering expanding our business into the coal mining industry through the acquisition of the non-operating coal mine formerly known as the Heihe Jinchang coal mine in PRC during the first half of 2004. Our current capital and revenues are insufficient to fund such expansion. If we choose to launch such an expansion campaign, we will require substantially more capital. We may need funds from a follow on stock offering or bank debt, if available, to market our products and services as well as expand operations and contribute to working capital. However, there can be no assurance that we will be able to obtain additional equity or debt financing in the future, if at all. If we are unable to raise additional capital, our growth potential will be adversely affected and we will have to significantly modify our plans. For example, if we are unable to raise sufficient capital to develop our business plan, we may need to:

-    Curtail  development  of  the  Jinchang  coal  mine
-    Forego  or  postpone  future  acquisitions,  or
- Limit our future marketing efforts to areas that we believe would be the most profitable.

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




                                        SUMMARY COMPENSATION TABLE
                                        --------------------------

                           Annual Compensation               Awards                   Payouts
                        --------------------------   ----------------------    ----------------------
Name and                              Other Annual   Restricted  Securities    LTIP      All Other
Principal        Year   Salary  Bonus Compensation   Stock Award Underlying    Payouts   Compensation
Position                  ($)    ($)       ($)       (s) ($)     Options(#)    ($)       ($)
                                                                 SARs (#)
----------       ----  -------  ----- ------------   ----------- ----------    -------   ------------

Li, Hong Wen     2003        -      -            -             -          -          -              -
Chairman         2002        -      -            -             -          -          -              -
                 2001        -      -            -             -          -          -              -

Li, Hong Jun     2003        -      -            -             -          -          -              -
President        2002        -      -            -             -          -          -              -
                 2001        -      -            -             -          -          -              -



COMPENSATION  OF  DIRECTORSCOMPENSATION  OF  DIRECTORS

     In  2003,  there was not any compensation for the Directors in the Company.

2003  NON-QUALIFIED  STOCK  COMPENSATION  PLAN

     The following table sets forth information about our 2003 Non-Qualified Stock Compensation Plan adopted by our Board of Directors on December 17, 2003 and filed with the Commission as Exhibit 10.1 to our Registration Statement on Form S-8 on December 17, 2003.


Shares  remaining        Shares  issuable  upon       Weighted  average exercise
available                exercise of options to be    price  of  outstanding
for future issuance      granted  in  the  future     options
-------------------      -------------------------    --------------------------
     1,200,000                      -0-                          none
-------------------      -------------------------    --------------------------


     Pursuant to the 2003 plan, we registered 2,200,000 shares of common stock at $.20 per share, for a total registration for issuance of 2,200,000 shares of common stock. Of this amount, 1,200,000 shares were reserved for new issuances of stock and 1,000,000 shares were registered by Mr. Li, our President, as a selling security holder. The Compensation Committee of the Board of Directors will issue common stock and award options to employees, directors, officers, consultants, advisors and other persons associated with our company. The 2003 plan is intended to provide a method whereby our company may be stimulated by the personal involvement of our employees, directors, officers, consultants, advisors and other persons in our business and reward such involvement, thereby advancing the interests of our company and all of its shareholders. A copy of the 2003 plan has been filed as an exhibit to this Form 10-KSB.

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

2.   Exhibits

3 Articles of incorporation, including amendments and bylaws incorporated by reference into Form SB-2 filed by the Company on August 7, 2001.

10.1      Plan  of  Exchange,  dated  September  29,  2003  (Incorporated  by
          Reference from  the  Form  8-K  filed  by  the  Company  on  September
          30,  2003.)

10.2 Purchase and Sale Agreement dated April 5, 2004 (Incorporated by Reference from the Form 8-K filed by the Company on April 8, 2004.)

14.1.     Code  of  Ethics *

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


*    Indicates  previously  filed

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



                                       SONGZAI INTERNATIONAL HOLDING GROUP, INC.
                                       -----------------------------------------
                                      (Registrant)


Date:  July  26, 2004


                                       /s/ Li, Hong Jun
                                       ----------------
                                       Li, Hong Jun
                                       President





/s/ Li, Hong Wen
----------------
Li, Hong Wen
Chairman
Director