Form 10QSB
period 2004-06-30
SONGZAI INTERNATIONAL HOLDING GROUP INC
filed 2004-08-23
CIK 1145761

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2004

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

Number  of  shares  of  common  stock  outstanding  as  of
August  14,  2004:  68,723,748

Number of shares of preferred stock outstanding as of August 14, 2004: -0-



ITEM  1.
--------



            SONGZAI INTERNATIONAL HOLDING GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                          AT JUNE 30, 2004 (UNAUDITED)
================================================================================


                                     ASSETS
                                     ------

CURRENT  ASSETS
---------------
   Cash and cash equivalents                                       $      1,428
   Receivable, related parties loans                                    176,017
   Inventory                                                             14,494
   Other                                                                  1,238
                                                                   ------------
      TOTAL CURRENT ASSETS                                              193,177
                                                                   ------------

PROPERTY  AND  EQUIPMENT
------------------------
   Machinery & equipment                                                 25,730
   Accumulated depreciation                                              (2,873)
                                                                   ------------
      NET PROPERTY AND EQUIPMENT                                         22,857
                                                                   ------------

      TOTAL ASSETS                                                 $    216,034
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT  LIABILITIES
--------------------
   Taxes payable                                                   $      1,494
   Accounts payable                                                       8,055
   Loans, related parties                                                67,196
   Convertible note payable                                              46,000
                                                                   ------------
      TOTAL CURRENT LIABILITIES                                         122,745
                                                                   ------------

STOCKHOLDERS'  EQUITY
---------------------
   Common stock ($0.001 par value, 200,000,000 shares authorized:
   68,503,748 issued and outstanding)                                    68,504
   Additional paid-in-capital                                           223,096
   Accumulated deficit                                                 (198,294)
   Cumulative foreign currency translation amount                           (17)
                                                                   ------------
      TOTAL STOCKHOLDERS' EQUITY                                         93,289
                                                                   ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $    216,034
                                                                   ============


The accompanying notes are an integral part of these consolidated financial statements


            SONGZAI INTERNATIONAL HOLDING GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
      FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2004 (UNAUDITED)
================================================================================

                                           Three months          Six months
                                       ended June 30, 2004   ended June 30,2004
                                       -------------------   ------------------

REVENUES:
---------
   Sales                               $             1,252   $            5,188
   Cost of goods sold                                 (246)              (1,045)
                                       -------------------   ------------------
      GROSS PROFIT                                   1,006                4,143

EXPENSES:
---------
   Selling, general and administrative               1,865               24,403
   Consulting                                            -               96,000
   Inventory write down                             53,152               53,152
                                       -------------------   ------------------
      TOTAL EXPENSES                                55,017              173,555

      NET LOSS                         $           (54,011)  $         (169,412)
                                       ===================   ==================

   Basic and fully diluted net
   loss per common share               $                 -   $                -
                                       ===================   ==================

   Basic and fully diluted
   weighted average shares                      68,503,748           68,370,415
                                       ===================   ==================





The accompanying notes are an integral part of these consolidated financial statements



            SONGZAI INTERNATIONAL HOLDING GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2004 (UNAUDITED)
================================================================================

CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
-----------------------------------------
   Net loss                                                        $   (169,412)
   Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
      Depreciation                                                        2,445
      Inventory write down                                               53,152
      Common stock issued for services                                   96,000
     (Increase)  decrease  in  operating  assets
         Inventory                                                        1,041
      Increase  (decrease)  in  operating  liabilities:
         Taxes payable, China                                               176
         Accounts payable                                                 8,055
         Foreign currency translation                                        11
                                                                   ------------

         NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES             (8,532)
                                                                   ------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES
----------------------------------------
   Purchase of machinery & equipment                                          -
                                                                   ------------
         NET CASH (USED IN) INVESTING ACTIVITIES                              -
                                                                   ------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES
----------------------------------------
   Proceeds from loan, related party                                     10,000
   Payment of loan, related party                                       (53,947)
                                                                   ------------
         NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            (43,947)
                                                                   ------------

         NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           (52,479)

CASH  AND  CASH  EQUIVALENTS:
-----------------------------
   Beginning of year                                                     53,907
                                                                   ------------

   End of period                                                   $      1,428
                                                                   ============

Supplemental disclosures of cash flow information:
   Cash paid for interest and income taxes                         $          -
                                                                   ============

Supplemental disclosures of noncash financing activities:
   Common stock issued for services                                $     96,000
                                                                   ============



The accompanying notes are an integral part of these consolidated financial statements



                    SONGZAI INTERNATIONAL HOLDING GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            June 30, 2004 (UNAUDITED)


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

     In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at June 30, 2004, the results of operations for the three months and the six months ended June 30, 2004, and cash flows for the six months ended June 30, 2004. The results for the period ended June 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2004. These financial statements should be read in conjunction with the Company's annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

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

     Diluted earnings per share are computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding adjusted to reflect potentially dilutive securities. The company does not have any dilutive securities outstanding as of June 30, 2004.

NOTE  2  -  GOING CONCERN CONSIDERATION

     The Company has suffered recurring losses and has an accumulated deficit of $198,294 at June 30, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to resolve its business and liquidity problems, principally through raising additional capital and increasing its sales. Management's plans with regard to this matter are to seek additional capital for operations through either debt or equity and increase sales.

NOTE  3  -  COMMON STOCK ISSUANCES

     During the six months ended June 30, 2004, the Company issued 400,000 shares of common stock for consulting services. The stock was valued at the closing price on the date of grant, or $.24 per share, yielding an aggregate value of $96,000. The expense of the services was charged to operations in the accompanying financial statements.

NOTE  4  -  RELATED  PARTY  TRANSACTIONS

     During the quarter ended March 31, 2004, the Company received $10,000 towards working capital from an entity controlled by our President. A payment of $53,947 for related party loan was made by the Company during the quarter ended June 30, 2004. The loan does not bear interest and is due on demand.

NOTE  5  -  COMPARATIVE  FINANCIAL  STATEMENTS

     On December 16, 2003, the Company acquired 100% of the capital stock of Harbin Yong Heng Ke Ji Fa Zhan You Xian Ze Ren Gong Si ("Yong Heng"), a corporation organized under the laws of the P.R. China ("PRC"), pursuant to a Share Exchange Agreement dated September 29, 2003. The Yong Heng subsidiary, incorporated in the PRC on September 12, 2003, has commenced its business in e-commerce, currently providing sales of gift cards. The acquisition was accounted for as a reverse merger. Accordingly, there are no applicable financial statements for the comparable period for the three months and six months ended June 30, 2003.

NOTE  6  -  INVENTORY  WRITEDOWN

     During the quarter ended June 30, 2004, finished goods inventory was written down by $53,152. The primary reason for the writedown is a decrease in sales volume creating an excess in finished goods inventory.

NOTE  7  -  SUBSEQUENT  EVENTS

     On April 5, 2004 the Company signed a Purchase and Sale Agreement (the "Agreement") with Songzai Metal Products Co. LTD and Hong Wen Li (Chairman of the Board of Directors of the Company) to acquire a non-operating coal mine formerly known as Heihe Jinchang Coal Mine ("Coal Mine"). The Coal Mine is located near Heihe City in the People's Republic of China. The purchase price for the Coal Mine is 400,000 shares of convertible preferred stock convertible into 40,000,000 shares of common voting stock. The purchase did not immediately close but is contingent on several factors, including the Company creating a class of preferred stock, increasing its authorized shares and satisfactory delivery of title (or similar Chinese document). The closing is expected to take place in the third quarter of 2004.

     On July 16, 2004, the Company increased its authorized shares of common stock from 200,000,000 to 1,000,000,000 shares and authorized 8,000,000 shares of preferred stock by filing Articles of Amendment with the Secretary of State of Nevada.

     On July 6, 2004, the Company issued 100,000 shares of common stock to Mr. Jian Dong Xing, 100,000 shares of common stock to Mr. Shujing Sun and 20,000 shares of common stock to Mr. Terry M Wong. Mr. Xing will become the Company attorney and will provide legal service for the Company's investment in and purchase of Heihe Jinchang Coal Mine. Mr. Sun will be a consultant to the Company on the purchase of the Heihe Jinchang Coal Mine. Mr. Wong will become the Chief Technical Officer of the Company for its web sites.

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

Selected  financial  data
-------------------------

                                       Six  Months Ended
                                        June  30,  2004
                                       -----------------

Net  Sales                             $           4,143

Net  Loss                                       (169,412)
Net  Loss  per
Common  Share                           Less  than  $.01
Weighted  Average
Common  Shares  Outstanding                   68,370,415



                                      As of June 30, 2004
                                       -----------------

Total  Assets                          $         216,034
Working  Capital                                  70,432
Shareholders'  Equity                             93,289

No  dividends  have  been  declared  or  paid  for any of the periods presented.


Results  of  Operations
-----------------------

     For  the  six  months  ended  June  30,  2004.

Sales.

     Yong Heng currently operates an e-commerce business. The sales of $5,188 for the period ended June 30, 2004 were primarily from the sales of gift cards. During the third quarter of 2004, the sources of revenue will shift primarily to our coal mining operations. (See expenses below)


Cost  of  Goods  Sold.

     The cost of goods sold includes the purchase price for our cards and accessories plus other direct costs associated with making the products available for resale. It is customary to experience variations in the cost of sales as a percentage of net sales based on the types of products sold.

     The cost of goods sold for the period ending June 30, 2004 was $1,045, which is approximately 20% of the sales.

     Cost of sales as a percentage of sales meets our expectation which is around 20% for fiscal year 2004.


Expenses.

     Expenses for the six months ended June 30, 2004 are $173,555. We issued 400,000 shares of common stock for consulting services in the first quarter of 2004. These shares were valued at the market price on the date of issuance, or $.24 per share, yielding an aggregate amount of $96,000. During the quarter ended June 30, 2004, finished goods inventory was written down by $53,152. The primary reason for the writedown is a decrease in sales volume creating an excess in finished goods inventory.

     We expect increases in expenses through the year 2004 as we have entered into a Purchase and Sale Agreement (the "Agreement") with our Chairman, Hong Wen Li, and Songzai Metal Products, Ltd., a corporation organized under the laws of the People's Republic of China, (the "Sellers") on April 5, 2004. Under the Agreement, we will acquire all of Sellers' outstanding interests in a non-operating coal mine formerly known as Heihe Jinchang coal mine (the "Coal Mine") by delivering 400,000 convertible preferred shares, each of which is convertible into 100 shares of common voting stock. The Coal Mine is located on the western slope of the Xiaoxianling Mountain, near Heihe City in the Heilongjiang province of the People's Republic of China with approximately 3,157,000 tons of recoverable reserves. It has not been operating since 1998 and will require dewatering of existing water inflows. Currently, three pumping stations are on site for future dewatering. The site will also require restorative work to comply with governmental environmental standards. This may include installing water sprays, noise reduction boards, dust removal chambers, and settling ponds. The costs of these improvements have not yet been determined. The Coal Mine is expected to begin limited sales and operations in the third quarter of 2004.

Income  /  Losses.

     Net loss for the six months ended June 30, 2004 is $169,412. The net loss was primarily attributable to general operating expenses as discussed above. We expect to continue to incur losses at least through 2004. In addition, there can be no assurance that we will achieve or maintain profitability or that our revenue growth can be sustained in the future.

Impact  of  Inflation.

     We believe that inflation has had a negligible effect on operations for the six months ended June 30, 2004.

Liquidity  and  Capital  Resources.

     Cash flows used in operating activities were $8,532 for the six months ended June 30, 2004. Cash flows used were primarily from our net loss for the period, partially offset by common stock issued for services.

     Cash flows used in financing activities were $43,947 for the six months ended June 30, 2004, due primarily to the payment of loan made by the Company to related parties.

     We had cash on hand of $1,428 and a working capital surplus of $70,432 as of June 30, 2004. Our working capital surplus is primarily due to current assets in other receivable from related parties' loan. We will rely on the existence of revenue from our business; however, our current revenues are relatively small. Currently, we don't have enough cash to fund our operations for at least the next twelve months. This is based on current cash flows from operations and projected revenues. Thus, we will need to obtain additional capital through equity or debt financing to sustain operations for an additional year.

     According to a report from John T. Boyd Company, Mining and Geological Consultants, dated March 31, 2004, the Coal Mine will have 150,000 tons per year of coal capable of being mined at full production. A lack of significant revenues in 2004 will significantly affect our cash position and move us towards a position where the raising of additional funds through equity or debt financing will be necessary. Our current level of operations would require capital of approximately $50,000 to sustain operations through year 2004 and approximately $50,000 per year thereafter. Modifications to our business plans or diversify our business in different industries may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of new product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for Yong Heng. In addition, there can be no assurance that additional capital will be available to us when needed or available on favorable terms.

     On a long-term basis, liquidity is dependent on continuation and expansion of operations, receipt of revenues from the Coal Mine, and additional infusions of capital and debt financing. The funds raised from a stock offering would also be used to market our products and services as well as expand operations and contribute to working capital. However, there can be no assurance that we will be able to obtain additional equity or debt financing in the future, if at all. If we are unable to raise additional capital, our growth potential will be adversely affected and we will have to significantly modify our plans.

     We expect that future revenues will be substantially from the Coal Mine operations. Therefore, we will be affected by the overall market for coal as a use of fuel, particularly in the North China market. In addition, the amount of coal that we are able to recover and sell will have a significant effect on our revenues.

     Our continued existence as a going concern will be dependent upon implementing our plan of operations and the risks associated with the Coal Mine and business plan. We also plan to expand our operations through aggressively marketing our products and Company concept.

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

PART  II.  OTHER  INFORMATION
---------

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

(b)  Reports  on  Form  8-K

     (1) On April 5, 2004, the Company filed a Form 8-K in connection with the acquisition of the Heihe Jinchang Coal Mine.

     (2) On April 9, 2004, the Company filed a Form 8-K regarding changes in the Company's Certifying Accountant.

     (3) On May 3, 2004, the Company filed an Amendment to its Current Report on Form 8-K, dated April 9, 2004, on Form 8-K/A in order to disclose changes in the Company's Certifying Accountant.

     (4) On May 14, 2004, the Company filed an Amendment to its Current Report on Form 8-K, dated January 2, 2004, on Form 8-K/A in order to disclose the financial information required by Item 7 of Form 8-K in connection with the exchange transaction between the Company and Harbin Yong Heng Ke Ji Fa Zhan You Xian Ze Ren Gong Si, a corporation organized and existing under the laws of the Peoples' Republic of China.




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


                                   SONGZAI INTERNATIONAL HOLDING GROUP, INC.
                                   -----------------------------------------

                                  (Registrant)


                                   /s/  Hong  Jun  Li,  President
Date:  August  23,  2004           ------------------------------
                                   Hong  Jun  Li,  President