Form 10QSB
period 2004-09-30
SONGZAI INTERNATIONAL HOLDING GROUP INC
filed 2004-11-19
CIK 1145761

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2004

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


                 5237 Farago Ave.,Temple City, California 91780
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (954) 975-5643
                                 --------------
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number  of  shares  of  common  stock  outstanding  as  of
November  19,  2004:  68,873,748

Number  of  shares  of  preferred  stock  outstanding  as  of
November  19,  2004:  400,000



           SONGZAI INTERNATIONAL HOLDING GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                        AT SEPTEMBER 30, 2004 (UNAUDITED)
================================================================================


                                     ASSETS
                                     ------

CURRENT  ASSETS
---------------
   Cash and cash equivalents                                       $     30,114
   Receivable, related parties loans
                                                                        172,810
   Receivable, other                                                     49,582
   Inventory                                                            169,181
   Prepaid expenses                                                         213
                                                                   ------------
      TOTAL CURRENT ASSETS                                              421,900
                                                                   ------------

PROPERTY  AND  EQUIPMENT
------------------------
   Machinery & equipment                                              4,594,716
   Accumulated depreciation                                              (4,288)
                                                                   ------------
      NET PROPERTY AND EQUIPMENT                                      4,590,428
                                                                   ------------

      TOTAL ASSETS                                                 $  5,012,328
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT  LIABILITIES
--------------------
   Accounts payable                                                $     12,105
   Other payables & accrued expense                                      82,514
   Taxes payable                                                         41,097
   Deposit, customers                                                    83,129
   Loans, stockholder                                                   616,139
   Convertible note payable                                              46,000
                                                                   ------------
      TOTAL CURRENT LIABILITIES                                         880,984
                                                                   ------------

STOCKHOLDERS'  EQUITY
---------------------
   Series A convertible preferred stock ($.001 par
   value; 8,000,000 shares authorized, 400,000 shares
   issued and outstanding)                                                  400
   Common stock ($0.001 par value, 1,000,000,000
   shares authorized: 68,723,748 issued and outstanding)                 68,724
   Additional paid-in-capital                                         4,375,138
   Accumulated deficit                                                 (312,897)
   Cumulative foreign currency translation amount                           (21)
                                                                   ------------
      TOTAL STOCKHOLDERS' EQUITY                                      4,131,344
                                                                   ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $  5,012,328
                                                                   ============


The accompanying notes are an integral part of these consolidated financial statements



                    SONGZAI INTERNATIONAL HOLDING GROUP, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2004 (UNAUDITED)
===============================================================================================================

                                                               Three Months Ended            Nine  Months Ended
                                                               September 30, 2004            September 30, 2004
                                                               ------------------            ------------------

REVENUES:
---------
   Sales                                                       $          178,050            $          183,238
   Cost of goods sold                                                    (111,766)                     (112,811)
                                                               ------------------            ------------------
      GROSS PROFIT                                                         66,284                        70,427
                                                               ------------------            ------------------

OPERATING  EXPENSES:
--------------------
   Selling                                                                    683                         1,350
   General and administrative                                              20,798                        44,535
   Consulting                                                              78,000                       174,000
   Legal                                                                   65,000                        65,000
   Inventory write down                                                         -                        53,151
      TOTAL OPERATING EXPENSES                                            164,481                       338,036
                                                               ------------------            ------------------

      LOSS FROM OPERATIONS                                                (98,197)                     (267,609)

OTHER INCOME                                                                  273                           273
                                                               ------------------            ------------------

      LOSS BEFORE INCOME TAXES                                            (97,924)                     (267,336)

INCOME TAX EXPENSE                                                        (16,679)                      (16,679)
                                                               ------------------            ------------------

      NET LOSS                                                 $         (114,603)           $         (284,015)
                                                               ==================            ==================

   Basic and fully diluted net loss per common share           $                -            $                -
                                                               ==================            ==================

   Basic and fully diluted weighted average shares                     68,692,661                    68,559,879
                                                               ==================            ==================




The accompanying notes are an integral part of these consolidated financial statements


           SONGZAI INTERNATIONAL HOLDING GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 (UNAUDITED)
================================================================================


CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
-----------------------------------------
   Net income (loss)                                               $   (284,015)
   Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
      Depreciation                                                        3,860
      Common stock issued for services                                  239,000
     (Increase) decrease in operating assets Receivable,
      related parties loans                                               3,232
      Receivable, other                                                 (48,344)
      Inventory                                                        (100,494)
      Prepaid expenses                                                     (213)
      Increase  (decrease)  in  operating  liabilities:
         Accounts payable                                                12,105
         Other payables & accrued expense                                82,514
         Taxes payable                                                   39,779
         Deposits, customers                                             83,129
         Foreign currency translation                                       (22)
                                                                   ------------
         NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES             30,531
                                                                   ------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES
----------------------------------------
   Purchase of machinery & equipment                                 (4,568,982)
                                                                   ------------
         NET CASH (USED IN) INVESTING ACTIVITIES                     (4,568,982)
                                                                   ------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES
----------------------------------------
   Proceeds from loan, stockholder                                      558,945
   Payment of loan, stockholder                                         (53,949)
   Proceeds from issuances of preferred stock,
   acquisition of Tonggong                                            4,009,662
                                                                   ------------
         NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          4,514,658
                                                                   ------------

         NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           (23,793)

CASH  AND  CASH  EQUIVALENTS:
-----------------------------
   Beginning of year                                                     53,907
                                                                   ------------

   End of period                                                   $     30,114
                                                                   ============

Supplemental  disclosures  of  cash  flow  information:
   Cash paid for interest and income taxes                         $          -
                                                                   ------------

Supplemental  disclosures  of  noncash  financing  activities:
   Common stock issued for services                                $    239,000
                                                                   ============


The accompanying notes are an integral part of these consolidated financial statements



           SONGZAI INTERNATIONAL HOLDING GROUP, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                         September 30, 2004 (UNAUDITED)


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

     In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at September 30, 2004, the results of operations for the three months and the nine months ended September 30, 2004, and cash flows for the nine months ended September 30, 2004. The results for the period ended September 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2004. These financial statements should be read in conjunction with the Company's annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

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

     Diluted earnings per share are computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding adjusted to reflect potentially dilutive securities. The company does not have any dilutive securities outstanding as of September 30, 2004.

NOTE  2  -  GOING  CONCERN  CONSIDERATION

     The Company has suffered recurring losses and has an accumulated deficit of $312,897 at September 30, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to resolve its business and liquidity problems, principally through raising additional capital and increasing its sales. Management's plans with regard to this matter are to seek additional capital for operations through either debt or equity and increase sales.

NOTE  3  -  COMMON  STOCK  ISSUANCES

     During the nine months ended September 30, 2004, the Company issued 620,000 shares of common stock for consulting and legal services. The stock was valued at the closing price on the date of grant, or 400,000 shares at $.24 per share and 220,000 shares at $.65, yielding an aggregate value of $239,000. The expense of the services was charged to operations in the accompanying financial statements.

NOTE  4  -  PREFERRED  STOCK  ISSUANCES

     On September 23, 2004 the Company acquired Heilongjiang Tong Gong Kuang Ye You Xian Gong Si ("Tonggong") an operating coal mine. The Coal Mine is located near Heihe City in the People's Republic of China. Tonggong exchanged its 33,200,000 RMB capital ($4,009,662) for 400,000 shares of convertible preferred stock convertible into 40,000,000 shares of common voting stock.

NOTE  5  -  RELATED  PARTY  TRANSACTIONS

     During the nine months ended September 30, 2004, the Company received $558,945 towards working capital from the major stockholder. A payment of $53,949 was made by the Company to the major stockholder during the nine months ended September 30, 2004. The loan does not bear interest and is due on demand.

NOTE  6  -  COMPARATIVE  FINANCIAL  STATEMENTS

     On December 16, 2003, the Company acquired 100% of the capital stock of Harbin Yong Heng Ke Ji Fa Zhan You Xian Ze Ren Gong Si ("Yong Heng"), a corporation organized under the laws of the P.R. China ("PRC"), pursuant to a Share Exchange Agreement dated September 29, 2003. The Yong Heng subsidiary, incorporated in the PRC on September 12, 2003, has commenced its business in e-commerce, currently providing sales of gift cards. The acquisition was accounted for as a reverse merger. Accordingly, there are no applicable financial statements for the comparable period for the three months and nine months ended September 30, 2003.

NOTE  7  -  INVENTORY  WRITEDOWN

     During the nine months ended September 30, 2004, finished goods inventory was written down by $53,151. The primary reason for the writedown is a decrease in sales volume creating an excess in finished goods inventory.

NOTE  8  -  business  segments

     The Company had two active subsidiaries and the parent for the three months ended September 30, 2004 and for the nine months ended September 30, 2004: (1) Tonggong, coal mine (2) Yong Heng, e-commerce sales of gift cards (3) Songzai, Parent.


     Summary  data  for  the  three  months  ended  September  30,  2004:

                           Tonggong     Yong Heng     Songzai      Consolidated
                          ----------    ---------    ---------     ------------
     Net Sales            $  178,050    $       -    $       -     $    178,050
     Net Income (Loss)        33,864       (5,467)    (143,000)        (114,603)
     Total Assets         $4,801,998    $ 210,330    $       -     $  5,012,328


     Summary  data  for  the  nine  months  ended  September  30,  2004:

                           Tonggong     Yong Heng     Songzai      Consolidated
                          ----------    ---------    ---------     ------------
     Net Sales            $  178,050    $   5,188    $       -     $    183,238
     Net Income (Loss)        33,864      (60,879)    (257,000)        (284,015)
     Total Assets         $4,801,998    $ 210,330    $       -     $  5,012,328


NOTE  9  -  SUBSEQUENT  EVENTS

     On October 20, 2004, the Company issued 150,000 shares of common stock to Philip Johnston for financial consulting. Services are for three months or until it is mutually determined that agreed objectives have been met and terms of commitment have been fulfilled. Services to commence upon receipt of stock.


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

     We were incorporated in Nevada on June 7, 2001 to engage in any lawful corporate undertaking, including, but not limited to seeking business opportunities in mainland China. On September 23, 2004, the Company acquired Heilongjiang Tong Gong Kuang Ye You Xian Gong Si ("Tonggong"), an operational coal mine located near Heihe City in the People's Republic of China. Therefore, our current revenue streams come from Tonggong and Yong Heng, our wholly-owned subsidiary which was acquired on December 16, 2003. Yong Heng has commenced its business in e-commerce, currently providing sales of gift cards. Because of the initial set up cost and the consulting and legal fees for the acquisition, Tonggong is expected to incur an operating loss at least through 2004. After the initial losses, we will attempt to gain profits in coal mine industry within the fast-growing Asian markets.


Selected  financial  data
-------------------------

                                         Nine  Months  Ended
                                         September 30,  2004
                                         -------------------

Net  Sales                                $     70,427

Net  Loss                                     (284,015)
Net  Loss  per
Common  Share                             Less  than  $.01
Weighted  Average
Common  Shares  Outstanding                 68,559,879



                                               As  of
                                         September 30,  2004
                                         -------------------

Total  Assets                             $  5,012,328
Working  Capital  (Deficit)                   (459,084)
Shareholders'  Equity                        4,131,344

No  dividends  have  been  declared  or  paid  for any of the periods presented.

Results  of  Operations
-----------------------

     For  the  nine  months  ended  September  30,  2004.

Sales.

     The sales for the three months ended September 30, 2004 were $178,050, which were primarily from our coal mining operations. Yong Heng had no sales in the same period ended September 30, 2004. The sales for the nine months ended September 30, 2004 were $183,238, which consisted of the sales of $5,188 from Yong Heng in the first two quarters ended June 30, 2004 and the sales of $178,050 from Tonggong in the third quarter of 2004.

Cost  of  Goods  Sold.

     The cost of goods sold for the three months ended September 30, 2004 was $111,766, or approximately 63% of the sales, which was primarily related to the coal mining operation, including the cost of coal production such as payroll, power plus other direct costs associated with the coal mining operation such as equipment installation, inspection and shipping fees, etc. It is customary to experience variations in the cost of sales as a percentage of net sales based on the types of products sold.

     The cost of goods sold related to gift cards sales were $0 for the three months ended September 30, 2004 due to Yong Heng had no sales in the same period ended September 30, 2004.

     Cost of sales as a percentage of sales is much higher than our expectation which is around 30% for fiscal year 2004. The decrease is attributable to the cost control for the payroll and power, the sum of which was 86% of the total cost of sales. If we can successfully reduce the production cost and grow our revenues through coal sales, our cost of sales as a percentage of sales should be lower in future periods. In addition, high demand for coal in China will good for us in achieving sales growth in the future, which will further reduce our cost of sales as a percentage of sales.

Expenses.

     Expenses was $164,481 for the three months and $338,036 for the nine months ended September 30, 2004, respectively. We issued 120,000 shares of common stock for consulting services and 100,000 shares of common stock for legal services related to the coal mine acquisition in the third quarter of 2004. These shares were valued at the market price on the date of issuance, or $.65 per share, yielding an aggregate amount of $78,000 for consulting services and $65,000 for the legal services.

     We expect increases in expenses through the year 2004 because our core business shifted from e-commence to coal mining operation. On September 23, 2004, we acquired Heilongjiang Tong Gong Kuang Ye You Xian Gong Si ("Tonggong") from our Chairman, Hong Wen Li, and Songzai Metal Products, Ltd., a corporation organized under the laws of the People's Republic of China, (the "Sellers"), by delivering 400,000 convertible preferred shares, each of which is convertible into 100 shares of common voting stock. The Coal Mine is located on the western slope of the Xiaoxianling Mountain, near Heihe City in the Heilongjiang province of the People's Republic of China with approximately 3,157,000 tons of recoverable reserves. It has not been operating since 1998 and will require dewatering of existing water inflows and other restorative work to comply with governmental environmental standards. Tonggong started on re-construction from March of 2004 and started coal production in August of 2004. The costs of these improvements have not yet been determined.

Income  /  Losses.

     Net loss was $114,603 for the three months and $284,015 for the nine months ended September 30, 2004, respectively. The net loss was primarily attributable to general operating expenses as discussed above and the consulting services fees and legal services fee. We expect to continue to incur losses at least through 2004. In addition, there can be no assurance that we will achieve or maintain profitability or that our revenue growth can be sustained in the future.

Impact  of  Inflation.

     We believe that inflation has had a negligible effect on operations for the nine months ended September 30, 2004. We believe that we can offset inflationary increases in the cost of labor by increasing sales and improving operating efficiencies.

Liquidity  and  Capital  Resources.

     Cash flows generated by operating activities were $30,531 for the nine months ended September 30, 2004. Cash flows generated were primarily attributable to the depreciation of our machinery and equipments, partially offset by the increase of inventory and other receivable.

     Cash flows used in investing activities were $4,568,982, which was primarily due to the purchase of machinery and equipment related to coal mining operation.

     Cash flows generated by financing activities were $4,514,658 for the nine months ended September 30, 2004, Cash flows generated are due primarily to the issuances of preferred stock related to the acquisition of Tonggong and the loan from stockholders, offset by the payment of loan to stockholders.

     We had cash and cash equivalents on hand of $30,114 and a working capital deficit of $459,084 as of September 30, 2004. Our working capital deficit is primarily due to the loan from stockholders. We will rely on the existence of revenue from our coal mine business; however, our current revenues are relatively small. Currently, we don't have enough cash to fund our operations for at least the next twelve months. This is based on current cash flows from operations and projected revenues. Thus, we will need to obtain additional capital through equity or debt financing to sustain operations for an additional year. According to a report from John T. Boyd Company, Mining and Geological Consultants, dated March 31, 2004, we will have 150,000 tons per year of coal capable of being mined at full production in Tonggong. A lack of significant revenues in 2004 will significantly affect our cash position and move us towards a position where the raising of additional funds through equity or debt financing will be necessary. Our current level of operations would require capital of approximately $50,000 to sustain operations through year 2004 and approximately $50,000 per year thereafter. Modifications to our business plans or acquisition with other bigger coal mines may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of new acquisition or limit our marketing efforts to the most profitable geographical areas. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to Tonggong.

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

     We expect that future revenues will keep increasing because the overall market for coal as a use of fuel, particularly in the North China market, is under the status of demand exceeding supply. In addition, the amount of coal that is able to recover and sell will have a significant effect on our revenues.

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



                                   SONGZAI INTERNATIONAL HOLDING GROUP, INC.
                                  (Registrant)


                                   /s/  Hong  Jun  Li,  President
Date:  November  19,  2004         ------------------------------
                                   Hong  Jun  Li,  President