Form 10KSB
period 2004-12-31
SONGZAI INTERNATIONAL HOLDING GROUP INC
filed 2005-04-21
CIK 1145761

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the year ended December 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

COMMISSION FILE NUMBER: 333-87992

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	43-1932733 (IRS Employer identification No.)

5237 Farago Avenue, Temple City, California 91780 (Address of principal executive offices)

(954) 975-5643 (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or an amendment to this Form 10-KSB. ☒

State issuer's revenues for its most recent fiscal year: $824,948.

As of April 14, 2004, there were 68,873,748 common shares outstanding and the aggregate market value of the common shares (based upon the closing price of $.15 reported by brokers) held by non-affiliates was approximately $8,038,151.

Transitional Small Business Disclosure Format (check one): Yes☐ No☒

Number of shares of common stock outstanding as of April 14, 2005: 68,873,748
Number of shares of preferred stock outstanding as of April 14, 2005: 400,000

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-KSB under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which the Company indicates by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussion under "Description of Business," including the "Risk Factors" described in that section, and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-KSB. The Company bases their forward-looking statements on information currently available to them, and the Company assumes no obligation to update them. Statements contained in this Form 10-KSB that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

PART I

ITEM 1. Description of Business

History

    Songzai International Holding Group, Inc. ("SGZI" or the "Company") was incorporated in the State of Nevada on June 7, 2001. The Company is a fully-reporting 1934 Act company, with the Company's common stock quoted on the Over-the-Counter Bulletin Board ("OTCBB") under the trading symbol "SGZI".

    On September 29, 2003, the Company executed a Plan of Exchange (the "Agreement"), between and among the Company, Harbin Yong Heng Ke Ji Fa Zhan You Xian Ze Ren Gong Si, a corporation organized and existing under the laws of the Peoples' Republic of China ("Yong Heng"), the shareholders of Yong Heng (the "Yong Heng Shareholders"), and Rohit Patel, former Chairman of the Company ("Patel"). Pursuant to and at the closing of the Agreement, the Yong Heng Shareholders exchanged all their shares of capital stock for 67,000,000 shares of common stock of the Company, or 98.4% of the Company’s then to be outstanding common stock, and Mr. Patel returned his 1,188,088 shares of common stock to the Company for cancellation for a payment of $450,000. Upon completion of the exchange, Yong Heng became a wholly-owned subsidiary of the Company.

    The Company filed a report on Form 8-K with the Securities and Exchange Commission on September 30, 2003 reporting the acquisition. On November 5, 2003, the Company changed its name from Heritage Companies, Inc. to Songzai International Holding Group, Inc.

    On September 23, 2004, the Company acquired a 75% interest in Heilongjiang Tong Gong Kuang Ye You Xian Gong Si ("Tong Gong"), a corporation organized and existing under the laws of the Peoples’ Republic of China, and owner of an operational coal mine located near Heihe City in the People's Republic of China, pursuant to a Purchase and Sales Agreement, dated April 5, 2004. In order to acquire 75% of Tong Gong's registered capital of RMB 33,200,000, which is equal to approximate US$4,009,662, the Company issued 400,000 shares of convertible preferred stock which is convertible into 40,000,000 shares of common stock at the ratio of 1:100, which convertible preferred stock was part of a class of 8,000,000 shares of so-called “blank check” preferred that was authorized on July 16, 2004. The 75% interest in Tong Gong was acquired from Mr. Hongwen Li, the Chairman of the Company. In addition to the 75% capital stock of Tong Gong, the Company acquired a 25% interest in the net profits of Tong Gong from the Harbin Green Ring Biological Degradation Products Developing Co., Ltd., a corporation organized and existing under the laws of the Peoples’ Republic of China (“Harbin Green”), and the owner of 25% of the capital stock of Tong Gong. Harbin Green is controlled by Mr. Hongwen Li.

    The initial focus of the Company's efforts for the fiscal year 2003 was in the on-line gift cards and related products business. This business activity was terminated in October of 2004. This termination was effected by discontinuing the operations of the Company’s Yong Heng subsidiary. Such subsidiary had not booked any revenue since the quarter ended September 30, 2004.

Description of Business

Introduction to the Tong Gong coal mine

    Tong Gong coal mine is located approximately 175 km southwest of Heihe City of Heilongjiang Province in northern China. The mine was originally established in 1995 under the name of the Jinchang Coal Mine, and produced coal from 1996 through 1998. In 1998, the year when production ceased, the mine reportedly had produced 20,000 tons of coal.

    The Jinchang coal mine was renamed the Tong Gong coal mine in June of 2004 and production resumed. Hoisting equipment, slopes, surface facilities and mining equipment have been refurbished or replaced.

Geology of Tong Gong coal mine

    It's reported by the Provincial Geology and Mineral Bureau of the Peoples’ Republic of China that the Coal-bearing strata in the mine area of Tong Gong is in Jiufengshan Group (K1j), which is divided into four sections in ascending order: I (K1j1), II (K1j2), III (K1j3) and IV (K1j4). The coal-bearing zones of interest lie in Sections II and III which are described below.

    Section II (K1j2), containing the No. 2 coal seam, is the major coal-bearing zone. Stratigraphy above the No. 2 coal seam consists primarily of siltstones and mixed medium and fine-grained sandstones. Under the No. 2 coal seam, tuff breccia forms the majority of the lithology with slight amounts of siltstone and packsand. These strata contain coal seams of IIupper1, IIupper2, IIupper3, II and IIlower, etc. This zone thickens from west to east from 80 m to 156 m with little change in the direction of dip.

    The No. 1 coal seam lies in the upper part of Section III (K1j3). Strata consist primarily of packsand and siltstone, but also include medium- and fine-grained sandstones. A thin layer composed of pebbled sandstones is located near the No. 1 coal seam and the No. 1lower coal horizon. The lower part of the layer is composed of variegated conglomerate of composite components and pebbled sandstone with typical grain diameter of 5 cm to 6 cm. Conglomerate in this layer, also called the “Intermediate Conglomerate,” is a reliable marker for correlation of coal seams ranging in thickness from 10 m to 80 m with typical thickness of 40 m. K1j3 thickens 120 m to 203 m from west to east.

    Situated above the No. 1 Seam, Section IV (K1j4) is a sandy conglomerate zone consisting mainly of sandy conglomerates and hard coarse-grained sandstone, interbedded with fine siltstone and thin coal seams.

    The mine area of Tong Gong is located in the middle of the Heibaoshan-Muer gas coal basin, a secondary sedimentary basin. The basin floor is a northeast trending, broad synclinal structure with an axial direction of north-northeast and eastward plunge. Defined by several faults with throws ranging from 20 m to 270 m, the mine field is located on the north wing of the syncline in the form of a monoclinal structure that outcrops along the strike of NE35º; the dip ranges from 16º to 19º, and averages 18º.

Coal Reserves

    Fault F7 and the seam outcrop define the western and northwestern reserve boundary. Fault F8 defines the eastern and northeastern reserve boundary. Seam thinning cuts off the reserve on the southern edge of the coal property. Tong Gong coal mine reserve base is defined by eight drill holes within the mine property boundary. Based on these drill holes, the No. 1 Seam varies in thickness in the mine area from less than 3 m to nearly 5 m. The seam consists of 2 to 4 plies separated by bands of rock partings with a combined thickness ranging from 0.4 m to 1.4 m. The coal and rock parting breakdown by drill holes is shown as follows:

Drill Hole Number	No. 1 Seam Thickness (Meters)
	Coal	Parting	Total

S6 89-12 89-13 89-16 90-16 90-20 91-16 91-21	4.30 3.23 2.90 2.91 2.00 2.50 2.44 3.28	0.56 0.82 0.60 0.57 1.45 0.36 0.84 0.42	4.86 4.05 3.50 3.48 3.45 2.86 3.28 3.70

The mine floor is composed primarily of siltstone with areas of carbonaceous mudstone. Immediate mine roof is composed of siltstone, fine sandstone and carbonaceous mudstone. The main roof is comprised of conglomerate rock and sandy conglomerate.

Geological (or in-place) coal reserves have been estimated by the Heilongjiang No. 5 Geological Exploration Institute of Geology and Mining Ministry for the mine area. Except for the Tong Gong coal mine, no other mining is known to have occurred below the elevation of the F7 fault line or seam outcrop. Since the coal seam gradient is greater than 15° but less than 60°, the actual coal thickness and the oblique surface area are used to calculate reserves. The coal thickness is determined by arithmetic averaging. A constant specific gravity of 1.41 is assumed for the coal volumes. A 20-m barrier is maintained around the mine area boundary.

The mine area (excluding the existing mine workings) is subdivided into 5 sub-areas for reserve estimate purposes. In-place coal reserves are estimated to be 4,417,000 tons. Reserves by sub-area are as follows:

Reserve Block No.	Mineable Area (m2)	Average Coal Thickness (m)	In-Place Tonnes (000)

112 b-1 112 b-2 112 b-3 112 b-4 112 b-5	99,680 3,574 226,424 391,107 296,037	2.71 2.90 2.86 3.23 3.18	380.9 14.6 913.1 1,781.2 1,327.4
	1,016,822	3.08	4,417.2

Assuming a reserve safety factor of 1.4, the recoverable reserves are estimated at 3,157,000 tons.

Within the mine property boundary, the reserve is divided into a large block where most of the reserve lies and a small block, Block 112 b-1, separated by a fault (FA) from the main body of reserves. Existing mine workings are situated in the large reserve block (Blocks 112 b-2, b-3, b-4, and b-5), which will be extracted preferentially over the small block.

Coal Quality

It is anticipated that the coal will be sold as a raw product from the mine. The only processing is screening to produce sized products. The coal can be sold for steam coal for power generation, cement rotary kiln, industrial coal and house coal purposes. The typical breakdown and use of the size fractions are:

Size	Wt (%)	Market
+50 mm	20	Home use and local cigarette factories
50 mm x 25 mm	20	Local industrial
25 mm x 0	60	Steam coal

Average raw (in situ) coal quality is expected to be:

Air-Dried Basis
Moisture (%)	4.09
Ash (%)	22.1
Volatile Matter (%)	43.9
Sulfur Content (%)	1.71
Heating (maf) (MJ/kg)	24.95
Phosphorus (%)	0.05

To the extent practicable, coal is selectively separated from the parting bands during the mining process to minimize product contamination.

Hydrologic Issues

The mine reserve area has significant potential for water inflows. At present the mine is being dewatered of water inflows after cessation of operations in 1998. According to data developed from exploration reports and historical mine operating conditions, the normal water inflow into Tong Gong coal mine in the existing workings is estimated to range from 80 m3/hr to 100 m3/hr. Exploration drilling indicates the strata above the mine reserve area has moderate potential for groundwater inflows. Potential water sources are a water-bearing sand and gravel layer in Quaternary age strata overlying the mine area, water-bearing weathered (fractured) layers in the main roof above the seam included in the coal-bearing formation, and surface water from the Genli River. The identified faults can also be conduits for water inflows, although permeability testing indicated that the fault features generally had poor water conduction abilities. The principal source for underground water flows is rain and snow melts. Since the topography is relatively flat, surface runoff has a tendency to penetrate and saturate the ground. Peak periods for water inflows are anticipated to be generated by spring and summer monsoon rains. Underground water inflows trend closely with surface precipitation.

The planned method of coal extraction (long wall) with its associated subsidence and fracturing of roof layers also promotes water inflows. As the mine workings expand and the extent of long wall mining areas increases, the groundwater inflows can be anticipated to increase over time. Due to the significant potential for water inflows, normal precautions are required to develop water storage and pumping systems capable of adequately handling maximum potential inflows.

Gas/Spontaneous Combustion

Gas content of the coal is reported to be relatively low with a typical content of 40% methane, 58% nitrogen and 2% carbon monoxide. Methane content increases with depth. The coal seam is rated as prone to spontaneous combustion. Normal and prudent precautions to handle coal dust are required as coal dust generated from mining operation is explosive if ignited by an open flame source.

Production Schedule

The mine plan projects three entry drivage units and one long wall coal face. The first long wall panel (on the left side of the inclines) begins producing coal in the second quarter after mining operations are initiated. Proposed operating schedule at full production is 330 working days annually, with two coal mining shifts and one preparation/support shift per operating day. Standard shift length is 8 hours. Net hoisting time is projected at 14 to 18 hours per operating-day. Mine design capacity is estimated at 150,000 to 200,000 tpa based on available hoisting capacity and mine operating conditions. The mine has government approval for the 150,000 tpa capacity; increasing capacity will most likely require new government approval. Maximum long wall production is estimated by The John Boyd Company to be 182,000 tpa, assuming 3.1 m of coal thickness, 80 m coal face length, 1.7 m of face retreat per day, and 93% face recovery assuming a 150,000 tpa full production output capacity. Mine service life, based on a recoverable reserve base of 3.0 Mt, is 20 years.

The production schedule proposed for the initial 12 months of mining operations is summarized in the following table by quarters:

	Drivage Unit (meters)				Coal Face		Total Coal Output
Period	1	2	3	Total	meters	tonnes	tonnes

Q 1 - Coal - Rock	190 70	180 70	40 150	410 290	-	-	3,490

Q2 - Coal - Rock	80 70	120 90	370 10	570 170	120	13,000	17,850

Q3 - Coal - Rock	350 40	480 -	100 110	930 150	108	34,000	41,900

Q4 - Coal - Rock	525 -	- 160	525 -	1,050 160	108	34,000	42,930

Total - Coal - Rock	1,145 180	780 320	1,035 270	2,960 770			106,170

Three long wall panels are recovered on the left side before long wall mining begins in the first long wall panel on the right side in Q6 after initiation of mine operations. Initial entry drivage is anticipated in the May/June 2004 time frame.

Markets

The Company has identified several markets for Tong Gong mining production:

Power Plants
Current Market Potential - 200,000 tpa
Coal Quality Requirement:
Heating value: > 5000/kg
-Volatile: 35% - 45%
-Total moisture: <10%
-Ash: <25%
Cement Factory
Current Market Potential - 100,000 tpa
Coal Quality Requirement:
-Heating value: > 5500/kg
-Volatile: 35% - 45%
-Total moisture: <8%
-Ash: <23%
-Sulfur: <2%
-Phosphorus: <0.09%
Home Use
Current Market Potential - 500,000 tpa

The industrial and home use coal is sold at the mine, and buyer provides required transportation. Steam coal is trucked approximately 15 km to the nearest rail siding and sold f.o.b. railcar.

The railroad is being extended and will pass within 500 m of the mine by 2006. At that time, a siding will be installed with direct access from the mine via belt conveyor, and the cost of trucking will be eliminated.

Environmental Plans

Recognizing the mine’s setting and need for environmental protection, several actions are planned to minimize the impact of the mine’s operation on the surrounding area and to comply with government standards:

•	Installing water sprays at coal loading and transfer sites to suppress fugitive dust.

•	Installing noise reduction boards to minimize noise level of surface fan operation.

•	Installing a dust removal chamber between the boiler house and chimney house to reduce dust emissions.

•	Planting trees and vegetation around the industrial site.

•	Constructing settling ponds for mine water discharge prior to release into the river.

    The mine is expected to generate approximately 20,000 tons of waste rock annually including ash and boiler slag. During the early years of operation, present plans are to store the waste rock in a temporary stockpile near the pit mouth. In time, as opportunities for disposal are identified, the waste rock would be transported by truck to alternative disposal sites such as road paving, industrial site base material, backfilling low-lying areas for land reclamation, backfilling surface subsidence depressions, etc.

Competition

    The Company expects to encounter intense competition from other entities having a business objective similar to what the Company is doing. Many of these entities are well-established and have extensive experience in connection with identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater financial, marketing, technical, personnel and other resources than the Company and there can be no assurances that the Company will have the ability to compete successfully. The Company's financial resources will be extremely limited in comparison to those of many of its competitors. There can be no assurances that the Company will meet its stated business objectives. Management believes, however, that the Company's status as a reporting public entity could give the Company a competitive advantage over privately held entities having a similar business objective, with significant growth potential on favorable terms.

Employees

    The Company currently employs approximately 210 staff members, including 6 experts skilled in coal mining. All of them are located in the Tong Gong coal mine in Northern China. The need for employees and their availability will be addressed in connection with the development of the coal mine.

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

ITEM 2. Properties

    The Company has an operating office located at the Tong Gong coal mine, which it owns and has a total area of approximately 32,000 square feet. The Company pays no rent for use of this space. In addition the Company has no written agreement or formal arrangement pertaining to the use of this space. No other businesses operate from this office. The Company has no current plans to occupy other or additional office space.

ITEM 3. Legal Proceedings

    We are not aware of any pending or threatened legal proceedings, in which we are involved. In addition, we are not aware of any pending or threatened legal proceedings in which entities affiliated with our officers, directors or beneficial owners are involved

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5. Market for the Registrant’s Common Stock and Related Security Holder Matters

(a)
The principal market in which the Company's common stock is traded is the Over-the-Counter Bulletin Board. The table below presents the high and low bid price for the Company's common stock each quarter in 2004 and reflects inter-dealer prices, without retail markup, markdown, or commission, and may not represent actual transactions. The Company obtained the following information from brokers who make a market in their securities.

	Bid
Quarter Ended	Low	High

03/31/04	1.52	1.52
06/30/04	.70	.70
09/30/04	.39	.42
12/31/04	.36	.38

(b) Holders. The approximate number of holders of record of the Company's Common Stock as of April 14, 2004 was 954.

(c) The Company has not paid dividends from inception to date and does not currently intend to do so.

Penny Stock Characterization

    The Company's Shares are "penny stocks" within the definition of that term as contained in the Securities Exchange Act of 1934, which are generally equity securities with a price of less than $5.00. The Company's shares will then be subject to rules that impose sales practice and disclosure requirements on certain broker-dealers who engage in certain transactions involving a penny stock. These will impose restrictions on the marketability of the common stock.

    Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or "accredited investor" must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, unless the broker-dealer or the transaction is otherwise exempt, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the Registered Representative and current bid and offer quotations for the securities. In addition a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account, the account’s value and information regarding the limited market in penny stocks. As a result of these regulations, the ability of broker-dealers to sell the Company's stock may affect the ability of selling security holders or other holders to sell their shares in the secondary market. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

    These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. These additional sales practice and disclosure requirements could impede the sale of the Company's securities, if the Company's securities become publicly traded. In addition, the liquidity for the Company's securities may be adversely affected, with concomitant adverse affects on the price of the Company's securities. The Company's shares may someday be subject to such penny stock rules and the Company's shareholders will, in all likelihood, find it difficult to sell their securities.

The Company has no outstanding options and no outstanding warrants.

ITEM 6. Management’s Discussion and Analysis

Introduction

The discussion contained in this prospectus contains “forward-looking statements” that involve risk and uncertainties. These statements may be identified by the use of terminology such as “believes”, “expects”, “may”, “will”, or “should”, or “anticipates”, or expressing this terminology negatively or similar expressions or by discussions of strategy. The cautionary statements made in this prospectus should be read as being applicable to all related forward-looking statements wherever they appear in this prospectus. Our actual results could differ materially from those discussed in this prospectus. Important factors that could cause or contribute to such differences include those discussed under the caption entitled “risk factors,” as well as those discussed elsewhere in this prospectus.

The Company was incorporated in Nevada on June 7, 2001. Currently, the Company's revenue streams come from Tong Gong, of which the Company acquired a 100% interest on September 23, 2004. Tong Gong is an operational coal mine located near Heihe City in the People's Republic of China, which has approximately 3,157,000 tons of recoverable coal at a maximum rate of 150,000 tons per year. Since Yong Heng, the Company's wholly-owned subsidiary, had no sales transactions for the period ended September 30, 2004, the Company decided to discontinue the operations of Yong Heng.

Selected financial data
	Year Ended December 31
	2004	2003
Net Sales	$824,948	$29,038
Net (Loss)	(320,240)	(28,882)
Net Loss per Common Share	.01	**
Weighted Average
Common Shares Outstanding	68,656,426	67,150,511

	As of December 31,
	2004	2003
Total Assets	$5,171,058	$325,179
Working Capital (Deficit)	(527,958)	137,413
Shareholders’ Equity	4,200,742	162,718

** Less than $.01

No dividends have been declared or paid for any of the periods presented.

Results of Operations

    For the years ended December 31, 2004 and 2003.

Sales.

    There was sales revenue of $824,948 for the year ended December 31, 2004, of which $819,761 was from coal mine segment and $5,187 was from Yong Heng, the discontinued subsidiary, versus sales revenue of $29,038 for the same period ended in 2003. The significant increase in sales revenue, which was $795,910, was due primarily to the coal mine operations that did not significantly commence until the year 2004. The sales revenue in 2003 was primarily attributable to the on-line sales of gift cards and other related products.

Cost of Goods Sold.

    There was cost of sales of $597,084 for the year ended December 31, 2004, or approximately 72% of the sales, versus cost of sales of $11,053 for the same period ended in 2003, or approximately 38% of the sales. The cost of sales in 2004 included $528,412 from coal mine segment and $68,672 from Yong Heng. The significant increase in cost of sales, which was $586,031, was due primarily to the coal mine operations that did not significantly commence until the year 2004. The cost of sales in 2004 included the cost of coal production such as payroll, power plus other direct costs associated with the coal mining operation such as equipment installation, inspection and shipping fees, etc. It is customary to experience variations in the cost of sales as a percentage of net sales based on the types of products sold. The cost of sales in 2003 was primarily attributable to the purchase price of gift cards and other related products plus the direct costs associated with making the products available for resale.

    Cost of sales as a percentage of sales is much higher than the Company's expectation which is around 45% for fiscal year 2005. If the Company can successfully reduce the production cost and grow the revenues through coal sales, the cost of sales as a percentage of sales should be lower in future periods. In addition, high demand for coal in China will be good for the Company in achieving sales growth in the future, which will be further reduce the cost of sales as a percentage of sales.

Expenses.

    Operating expenses for the year ended December 31, 2004 increased to $490,584 from $46,867 in the same period in 2003. An increase of $443,717 in selling, general and administrative expenses in 2004 was due primarily to the increases in general and administrative expenses and the depreciation as 2004 began the coal mine operations.

    The Company expects increases in expenses through the year 2005 because the Company's core business shifted from e-commence to coal mining operation and 2005 is the first full year of operations

Income / Losses.

    The Company had net loss of $320,240, or $.01 per common share, for year ended December 31, 2004, versus net loss of $28,882, or less than $.01 per common share, for the same period ended in 2003. The increase in net loss for 2004 from the prior year was primarily due to an increase in operating expenses over an increase in gross profit, plus the effects of general and administrative expenses.

Impact of Inflation.

    The Company believes that inflation has had a negative impact on our results of operations since inception. Until the Company is able to significantly sell products and generate revenue they will be unable to pass on inflationary increases in our expenses through increases in revenue.

Liquidity and Capital Resources.

    Cash flows provided by operating activities were $106,597 for the year ended December 31, 2004 versus cash used in operating activities of $97,060 in 2003. Cash flows provided were primarily attributable to the depreciation of our machinery and equipments, common stock issuance for services, and accrued expense payable, partially offset by the increase of accounts receivable and other receivable.

    Cash flows used in investing activities were $4,724,245 for the year ended December 31, 2004 versus $25,734 during the year ended in 2003. Cash flows used in investing activities for the 2004 was primarily due to the purchase of machinery and equipment related to coal mining operation,

    Cash flows provided by financing activities were $4,615,137 for the year ended December 31, 2004 versus $176,701 during the year ended in 2003. Cash flows provided were due primarily to the issuances of common stock related to the acquisition of Tonggong and the loan from stockholders.

    The Company had cash and cash equivalents on hand of $42,483 and a working capital deficit of $527,958 as of December 31, 2004. The Company's working capital deficit is primarily due to the loan from stockholders. The Company will rely on the existence of revenue from their coal mine business; however, the Company's current revenues are relatively small. Currently, the Company has enough cash to fund their operations for at least the next twelve months. This is based on current cash flows from operations and projected revenues. However, the Company still needs to obtain additional capital through equity or debt financing to sustain the investing activities for an additional year. According to a report from John T. Boyd Company, Mining and Geological Consultants, dated March 31, 2004, the Company will have 150,000 tons per year of coal capable of being mined at full production in Tong Gong. A lack of significant revenues in 2005 will significantly affect the Company's cash position and move the Company towards a position where the raising of additional funds through equity or debt financing will be necessary. The Company's current level of operations would require capital of approximately $50,000 to sustain operations through year 2005 and approximately $50,000 per year thereafter. Modifications to the Company's business plans or acquisition with other bigger coal mines may require additional capital for them to operate. For example, if the Company is unable to raise additional capital in the future they may need to curtail their number of new acquisition or limit their marketing efforts to the most profitable geographical areas. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to Tong Gong.

    On a long-term basis, liquidity is dependent on continuation and expansion of operations, receipt of revenues, and additional infusions of capital and debt financing. The funds raised from a follow on stock offering would also be used to market our products and services as well as expand operations and contribute to working capital. However, there can be no assurance that the Company will be able to obtain additional equity or debt financing in the future, if at all. If the Company is unable to raise additional capital, the Company's growth potential will be adversely affected and the Company will have to significantly modify our plans.

    The Company expects that future revenues will keep increasing because the overall market for coal as a use of fuel, particularly in the North China market, is under the status of demand exceeding supply. In addition, the amount of coal that is able to recover and sell will have a significant effect on our revenues.

    The Company's success will be dependent upon implementing their plan of operations and the risks associated with the Company's business plans. The Company plans to strengthen their position in these markets. The Company also plans to expand their operations through aggressively marketing their products and company concept.

ITEM 7. Financial Statements

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004 AND 2003

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES

CONTENTS

Pages

Report of Independent Registered Public Accounting Firm	1

Consolidated Balance Sheets as of December 31, 2004 and 2003	2

Consolidated Statements of Operations and Comprehensive loss for the year ended December 31, 2004
and for the period from September 12, 2003 (inception) to December 31, 2003	3

Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2004
and for the period from September 12, 2003 (inception) to December 31, 2003	4

Consolidated Statements of Cash Flows for the year ended December 31, 2004 and for the period from
September 12, 2003 (inception) to December 31, 2003	5

Notes to Consolidated Financial Statements as of December 31, 2004 and 2003	6 - 12

Jimmy C.H. Cheung & Co Certified Public Accountants (A member of Kreston International)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Songzai International Holding Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Songzai International Holding Group, Inc. and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations and comprehensive loss, consolidated changes in stockholders’ equity and consolidated cash flows for the year ended December 31, 2004 and for the period from September 12, 2003 (inception) to December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits of the financial statements provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Songzai International Holding Group, Inc. and subsidiaries, as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the year ended December 31, 2004 and for the period from September 12, 2003 (inception) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the consolidated financial statements, the Company had a net loss of $320,240, an accumulated deficit of $349,122 and a working capital deficiency of $527,958 and used cash in operations of $106,597. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 12. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

JIMMY C.H. CHEUNG & CO Certified Public Accountants

Date: April 15, 2005	By:
JIMMY C.H. CHEUNG
Hong Kong

304 Dominion Centre, 43 Queen’s Road East, Wanchai, Hong Kong Tel: (852) 25295500 Fax: (852) 28651067 Email: jchc@krestoninternational.com.hk Website: http://www.jimmycheungco.com

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2004 AND 2003

The accompanying notes are an integral part of these financial statements

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
FOR THE YEAR ENDED DECEMBER 31, 2004
AND FOR THE PERIOD FROM SEPTEMBER 12, 2003 (INCEPTION)
TO DECEMBER 31, 2003

The accompanying notes are an integral part of these financial statements

SONGZAI INTERNATIONAL HOLDING GROUP, INC. AND SUBSIDIARIES
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2004
AND FOR THE PERIOD FROM SEPTEMBER 12, 2003 (INCEPTION)
TO DECEMBER 31, 2003

The accompanying notes are an integral part of these financial statements

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2004
AND FOR THE PERIOD FROM SEPTEMBER 12, 2003 (INCEPTION)
TO DECEMBER 31, 2003

The accompanying notes are an integral part of these financial statements

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004 AND 2003

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A)	Organization

Songzai International Holding Group, Inc. (“Songzai”) was incorporated in Nevada on June 7, 2001 under the name Heritage Companies, Inc. (“Heritage”). On November 5, 2003, the Articles of Incorporation were amended to change the name of the Company to Songzai International Holding Group, Inc.

Harbin Yong Heng Ke Ji Fa Zhan You Xian Ze Ren Gong Si (“Yong Heng”) was incorporated in People’s Republic of China (“PRC”) on September 12, 2003. The principal activity of Yong Heng is the sale of e-commerce gift cards.

On December 16, 2003, pursuant to a Plan of Exchange Agreement, Songzai issued 67,000,000 shares of common stock to Yong Heng’s shareholders for exchange 100% of Yong Heng’s registered capital of $241,600 (RMB2,000,000). In addition, Yong Heng paid $450,000 to a Songzai shareholder to purchase and retire 1,188,088 shares of the Songzai’s common stock. The Songzai shareholder received $400,000 and transferred a $50,000 note payable to the Company in satisfaction of the purchase price. The transaction was treated for accounting purposes as a reorganization by the account acquirer (“Yong Heng”) and as a recapitalization by the accounting acquiree (“Songzai”). The transactions with Yong Heng have been accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of Yong Heng obtained control of the consolidated entity.

On September 23, 2004, the Company acquired a 100% interest in Heilongjiang Tong Gong Kuang Ye You Xian Gong Si (“Tong Gong”), an operational coal mine located near Heihe City in the PRC. The Company issued 400,000 shares of “blank check” preferred stock that is convertible into 40,000,000 (post a one for one hundred reverse split) shares of common stock to exchange for a 100% interest in Tong Gong’s registered capital of $4,009,662 (RMB33,200,000). To effect the payment of the purchase price, the Company authorized a class of 8,000,000 convertible preferred shares under Nevada law.

During October 2004, the Company discontinued the operations of Yong Heng.

(B)	Principles of consolidation

The accompanying 2004 consolidated financial statements include the accounts of Songzai and its 100% owned subsidiary Yong Heng (discontinued) and 100% owned subsidiary Tong Gong. The accounts of Yong Heng have been classified as discontinued operations (See Note 2).

The accompanying 2003 financial statements include the accounts of Songzai and its subsidiary Yong Heng. The accounts of Yong Heng have been classified as discontinued operations (See Note 2).

All significant inter-company balances and transactions have been eliminated on consolidation.

(C)	Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(D)	Cash and cash equivalents

For purpose of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits with a bank with a maturity of three months or less.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004 AND 2003

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

(E)	Accounts receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and recorded based on managements’ assessment of the credit history with the customer and current relationships with them. As of December 31, 2004 the Company considers all its accounts receivable to be collectable and no provision for doubtful accounts has been made in the financial statements.

(F)	Inventories

Inventories are stated at the lower of cost or market value, cost being determined on a first in, first out method. The Company provides for inventory allowances based on excess and obsolete inventories determined principally by customer demand.

(G)	Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to expense as incurred.

Depreciation is provided on a straight-line basis, less estimated residual value over the assets’ estimated useful lives. The estimated useful lives are as follows:

Plant and machinery                                     10 - 15 Years
Motor vehicles                                                       5 Years
Building and mining construction                     30 years

(H)	Long-lived assets

The Company accounts for long-lived assets under the Statements of Financial Accounting Standards Nos. 142 and 144 “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 142 and 144”). In accordance with SFAS No. 142 and 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash follows related to the long-lived assets.

(I)	Fair value of financial instruments

Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. Trade accounts receivable, accounts payable, and accrued liabilities are reflected in the financial statements at fair value because of the short-term maturity of the instruments.

(J)	Revenue recognition

The Company recognizes revenue upon delivery or shipment of the products, at which time title passes to the customer provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; the sales price is fixed or determinable; and collectability is deemed probable.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004 AND 2003

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

(K)	Income taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized fort the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date.

PRC income tax is computed according to the relevant laws and regulations in the PRC. The Company being registered as a new and high technology enterprise is entitled to an income tax reduction. According to the document of reductions approved by the local tax bureau, the income tax rate was reduced from 33% to 15%. The income tax expense for 2004 was $59,926.

(L)	Foreign currency translation

The functional currency of the Company is the Chinese Renminbi (“RMB”). Transactions denominated in currencies other than RMB are translated into United States dollars using year end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. Net gains and losses resulting from foreign exchange translations are included in the statements of operations and stockholder’s equity as other comprehensive loss. Cumulative translation adjustment amounts were insignificant at and for the years ended December 31, 2004 and 2003.

(M)	Comprehensive loss

The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to United States Dollar is reported as other comprehensive loss in the statements of operations and stockholders’ equity. Cumulative translation adjustment amounts were insignificant at and for the years ended December 31, 2004 and 2003.

(N)	Loss per share

Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted income per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The effect of potentially dilutive securities for 2004 and 2003 was anti-dilutive and not included in the calculation of diluted loss per share.

(O)	Segments

The Company operated in two reportable segments; the sales of gift cards (discontinued) and the production and sales of coal. The sales of gift cards segment was held as discontinued operations in 2004 and 2003. All information for this segment has been omitted from segment presentation and therefore segment disclosure is not presented.

(P)	Recent Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4 SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67,” SFAS No. 153, “Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29,” and SFAS No. 123 (revised 2004), “Share-Based Payment,” were recently issued. SFAS No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company and have no effect on the financial statements.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004 AND 2003

2. DISCONTINUED OPERATIONS

During October 2004, the Company discontinued the operations of Yong Heng. The financial statements for Yong Heng have been classified as discontinued operations at December 31, 2004 and 2003. The amounts reported as assets and liabilities of net assets held from discontinued operations at December 31, 2004 and 2003 are as follows:
The operations of Yong Heng have been reclassified as discontinued operations in the accompanying consolidated statements of operations for the years ended December 31, 2004 and 2003 and are summarized as follows:

3. ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2004 and 2003 consist of the following:
As of December 31, 2004 and 2003, the Company considered all accounts receivable collectable and has not recorded a provision for doubtful accounts.

4. PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at December 31, 2004 and 2003:
Depreciation expenses for the years ended December 31, 2004 were $15,962.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004 AND 2003

5.	ACQUISITION

On September 23, 2004, the Company acquired a 100% interest in Heilongjiang Tong Gong Kuang Ye You Xian Gong Si (“Tong Gong”) from a stockholder at the stockholder’s historical cost. The Company issued 400,000 shares of “blank check” preferred stock that is convertible into 40,000,000 (post a one for one hundred reverse split) shares of common stock to exchange for a 100% interest in Tong Gong’s registered capital of $4,009,662 (RM33,200,000). The acquisition has been treated as a purchase under common control for accounting purposes.

6.	OTHER PAYABLES AND ACCRUED EXPENSES

Other payables and accrued liabilities at December 31, 2004 and 2003 consist of the following:

7.	CONVERTIBLE NOTE PAYABLE

Convertible note payable at December 31, 2004 and 2003 consist of the following:

The convertible note payable is unsecured and bears interest at a rate of approximately 9% per annum. The Company scheduled monthly payments, each in the amount of $1,000 starting December 25, 2003 with the balance of $38,000 due and payable on November 25, 2004, at the option of the Company, in cash or in an equivalent amount of Songzai stock.

As of December 31, 2004 the Company is in default on the note repayment schedule and is liable for late interest charge of 5% of the amount of the installment of principal and interest which is paid after the due date and all costs and fees incurred by the note holder as a result of any collection effort thereon. As of December 31, 2004 the default interest due has been accrued. See Note 8 (C).

8. COMMITMENTS AND CONTINGENCIES

(A)	Employee benefits

The full time employees of the Company are entitled to employee benefits including medical care,  welfare subsidies, unemployment insurance and pension benefits through a Chinese government  mandated multi-employer defined contribution plan. The Company is required to accrue for those  benefits based on certain percentages of the employees’ salaries and make contributions to the plans  out of the amounts accrued for medical and pension benefits. The total provision and contributions  made for such employee benefits was $8,962 for the year ended December 31, 2004. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004 AND 2003

8.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

(B)	Commitments

On November 26, 2004, the Company entered into an agreement to lease a train platform from a third party under an operating lease which expires on November 26, 2007 at a yearly rental of $2,415.

As of December 31, 2004, the Company has outstanding commitments with respect to the non-cancelable operating leases, which is due as follows:

(C)	Contingent liabilities

Pursuant to the default by the Company on the convertible note payable, the Company is contingently liable for all future costs and fees incurred by the note holder as a result of any collection effort. On December 31, 2004 the Company has not received any notification of collection effort by the note holder.

9.	SHAREHOLDERS’ EQUITY

(A) Stock issuances

During January 2004, the Company issued 400,000 shares of its common stock to consultants for services having a fair value of $96,000. The Company recognized consulting expense of $96,000 as of December 31, 2004.

During July 2004, the Company issued 220,000 shares of its common stock to consultants and legal consultants having a fair value of $143,000. The Company recognized consulting expense and legal expense of $78,000 and $65,000 as of December 31, 2004 respectively.

During July 2004, the Company issued its authorized shares of common from 200,000,000 to 1,000,000,000 shares and authorized 8,000,000 shares of “blank check” preferred stock by filing Articles of Amendment with the Secretary of State of Nevada.

On September 23, 2004, the Company issued 400,000 preferred stock that is convertible into 40,000,000 (post a one for one hundred reverse split) shares of common stock of the Company in exchange for a 100% interest in Heilongjiang Tong Gong Kuang Ye You Xian Gong Si of Tong Gong’s registered capital of $4,009,662 (RM33,200,000).

During October 2004, the Company issued 150,000 shares of its common stock to consultants having a fair value of $82,500. The Company recognized consulting expense of $82,500 as of December 31, 2004.

(B)	Appropriated retained earnings

The Company is required to make appropriations to reserves funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital. Appropriations to the statutory public welfare fund are at 5% to 10% of the after tax net income determined in accordance with the PRC GAAP. The statutory public welfare fund is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors.

During 2004, the Company appropriated $18,250 to the reserves funds based on its net income under PRC GAAP.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004 AND 2003

10.	RELATED PARTY TRANSACTIONS

Stockholders had advanced funds totaling $456,395 to the Company as of December 31, 2004 as short-term, unsecured loans free of interest payment.

During 2004, the shareholders contributed capital to the Company totaling $27,102.

See Note 1 (A) for transactions with Songzai and its subsidiaries.

11. CONCENTRATIONS AND RISKS

During 2004 and 2003, 100% of the Company’s assets were located in China and 100% of the Company’s revenues were derived from companies located in China.

The Company relied on two customers for approximately $181,694 and $298,127 respectively representing in aggregate 58% of sales in 2004. At December 31, 2004, accounts receivable from these customers totaled $163,043.

12. GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $349,122 at December 31, 2004 which includes a net loss of $320,240 for the year ended December 31, 2004. The Company’s current liabilities exceed its current liabilities by $527,958 and the Company used cash in operations of $106,597. These factors raise substantial doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent up the Company’s ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provided the Company with the ability to continue as a going concern. The Company is actively pursuing additional funding and potential merger or acquisition candidates and strategic partners, which would enhance stockholders’ investment. Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

ITEM 8. Changes with and Disagreements With Accountants on Accounting And Financial Disclosure

    On or about December 3, 2004, Perrella & Associates, P.A. resigned as the independent auditors of the Company.

    Perrella & Associates, P.A.'s reports on the Company's financial statements the years ended December 31, 2003, contained no adverse opinion or disclaimer of opinion nor were they qualified or modified as to the uncertainty, audit scope or accounting principles. In connection with the audits for the fiscal years ended December 31, 2003, and the review for the interim periods up to and including December 3, 2004, there have been no disagreements with Perrella & Associates, P.A. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which if not resolved to the satisfaction of Perrella & Associates, P.A. would have caused it to make reference to the subject matter of the disagreement in connection with its report on these financial statements for those periods.

    The Company's Board of Directors has made the decision to engage another auditor. The Company does not have an audit committee. On December 3, 2004, the Company engaged Jimmy C.H. Cheung & Co., CPA as its independent auditors.

    Prior to making the decision to retain Jimmy C.H. Cheung & Co., CPA, the Company has had no prior relationship with Jimmy C.H. Cheung & Co., CPA's or any of its members.

Item 8A. Controls and Procedures

Quarterly Evaluation of Controls

    As of the end of the period covered by this annual report on Form 10-KSB, the Company evaluated the effectiveness of the design and operation of (i) their disclosure controls and procedures (“Disclosure Controls”), and (ii) their internal control over financial reporting (“Internal Controls”). This evaluation (“Evaluation”) was performed by the Company's President and Acting Principal Accounting Officer, Li, Hong Jun. In this section, the Company presents the conclusions of their President and Acting Principal Accounting Officer based on and as of the date of the Evaluation (i) with respect to the effectiveness of their Disclosure Controls and (ii) with respect to any change in their Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect their Internal Controls.

President and Acting Principal Accounting Officer Certifications

    Attached to this annual report, as Exhibits 31.1 and 31.2, are certain certifications of the President and Acting Principal Accounting Officer, which are required in accordance with the Exchange Act and the Commission's rules implementing such section (the "Rule 13a-14(a)/15d-14(a) Certifications"). This section of the annual report contains the information concerning the Evaluation referred to in the Rule 13a-14(a)/15d-14(a) Certifications. This information should be read in conjunction with the Rule 13a-14(a)/15d-14(a) Certifications for a more complete understanding of the topic presented.

Disclosure Controls and Internal Controls

    Disclosure Controls are procedures designed with the objective of ensuring that information required to be disclosed in the Company's reports filed with the Securities and Exchange Commission under the Securities Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time period specified in the Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that material information relating to the Company is made known to the President and Acting Principal Accounting Officer by others, particularly during the period in which the applicable report is being prepared. Internal Controls, on the other hand, are procedures which are designed with the objective of providing reasonable assurance that (i) the Company's transactions are properly authorized, (ii) the Company’s assets are safeguarded against unauthorized or improper use, and (iii) the Company's transactions are properly recorded and reported, all to permit the preparation of complete and accurate financial statements in conformity with accounting principals generally accepted in the United States.

Limitations on the Effectiveness of Controls

    The Company's management does not expect that their Disclosure Controls or their Internal Controls will prevent all error and all fraud. A control system, no matter how well developed and operated, can provide only reasonable, but not absolute assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances so of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of a system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Evaluation

    The President and Acting Principal Accounting Officer’s evaluation of the Company's Disclosure Controls and Internal Controls included a review of the controls’ (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this annual report. In the course of the Evaluation, the President and Acting Principal Accounting Officer sought to identify data errors, control problems, acts of fraud, and they sought to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning the effectiveness of the Company's controls can be reported in their quarterly reports on Form 10-QSB and annual reports on Form 10-KSB. The overall goals of these various evaluation activities are to monitor the Company's Disclosure Controls and the Company's Internal Controls, and to make modifications if and as necessary. The Company's external auditors also review Internal Controls in connection with their audit and review activities. The Company's intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

    Among other matters, the Company sought in their Evaluation to determine whether there were any significant deficiencies or material weaknesses in our Internal Controls, which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information, or whether the Company had identified any acts of fraud, whether or not material, involving management or other employees who have a significant role in their Internal Controls. This information was important for both the Evaluation, generally, and because the Rule 13a-14(a)/15d-14(a) Certifications, Item 5, require that the President and Acting Principal Accounting Officer disclose that information to our Board (audit committee), and to the Company's independent auditors, and to report on related matters in this section of the annual report. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions”. These are control issues that could have significant adverse affect on the ability to record, process, summarize and report financial data in the financial statements. A “material weakness” is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce, to a relatively low level, the risk that misstatement cause by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employee in the normal course of performing their assigned functions. The Company also sought to deal with other controls matters in the Evaluation, and in each case, if a problem was identified, the Company considered what revisions, improvements and/or corrections to make in accordance with the Company's ongoing procedures.

Conclusions

    Based upon the Evaluation, the Company’s President and Acting Principal Accounting Officer have concluded that, subject to the limitations noted above, the Company's Disclosure Controls are effective to ensure that material information relating to the Company is made known to management, including the President and Acting Principal Accounting Officer, particularly during the period when the Company's periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that the Company's financial statements are fairly presented inconformity with accounting principals generally accepted in the United States. Additionally, there has been no change in the Company's Internal Controls that occurred during their most recent fiscal quarter that has materially affected, or is reasonably likely to affect, their Internal Controls.

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

Name	Age	Position
Li, Hong Wen	48	Chairman, Director

Li, Hong Jun	42	President; Director

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

Legal Proceedings.

    No officer, director, or persons nominated for such positions and no promoter or significant employee of the Company has been involved in legal proceedings that would be material to an evaluation of the management.

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

Code of Ethics

    The Company is presently working with its legal counsel to prepare and adopt a code of ethics that applies to the Company’s principal chief executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions (the "Code of Ethics"). A draft of the Code of Ethics is attached hereto as Exhibit 14.1. The Code of Ethics is being designed with the intent to deter wrongdoing, and to promote the following:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships

•
Full, fair, accurate, timely and understandable disclosure in reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by the small business issuer

•	Compliance with applicable governmental laws, rules and regulations

•	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code

•	Accountability for adherence to the code

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-KSB, any failure to comply therewith during the fiscal year ended December 2003. The Company believes that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of the Company’s common stock. In making this statement, the Company has relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

ITEM 10. Executive Compensation

No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during the years 2004, 2003 and 2002. The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued.

SUMMARY COMPENSATION TABLE

Annual Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options SARs(#)	LTIP payouts ($)	All Other Compensation ($)

Li, Hong Wen Chairman Li, Hong Jun President	2004 2003 2002 2004 2003 2002	- - - - - -	- - - - - -	- - - - - -	- - - - - -	- - - - - -	- - - - - -	- - - - - -

Compensation of Directors

    The Company has not entered into any other employment agreements with the Company's employees, Officers or Directors. The Company has no standard arrangements under which the Company will compensate the directors for their services provided to us.

Stock Option Awards

    There were no options granted to the Company’s Chief Executive Officer during 2004.

Aggregated Option Exercises and Fiscal Year End Option Values

    There were no options exercised by the Company’s Chief Executive Officer during 2004.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

    The following table sets forth certain information concerning the ownership of the Company's Common Stock as of December 31, 2004, assuming conversion into common stock of all shares of the newly issued convertible preferred stock, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company’ Common Stock, (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of April 14, 2004, there were 68,973,748 shares of common stock outstanding. As of April 14, 2004, there were 400,000 shares of preferred shares outstanding, which is convertible into 40,000,000 shares of common stock at the ratio of 1:100.

Beneficial Owners of 5% or more of our Common Stock (1)

(1) Title of Class	Name and Address of Beneficial Owner(s)	Amount and Nature of Beneficial Ownership	Percent of class

Common Stock ($.001 par value)	Li, Hong Wen 5237 Farago Ave., Temple City, California 91780	51,056,371	46.9%
Common Stock ($.001 par value)	Li, Hong Jun 5237 Farago Ave., Temple City, California 91780	4,229,703	3.8%

(1) Assumes conversion of all 400,000 shares of convertible preferred stock into common stock at a conversion ratio of 100:1.

    The following table sets forth the number of shares owned beneficially on April 5, 2004, by each Director and by all Officers and Directors as a group. Information as to the beneficial ownership is based upon statements furnished to the Company by such persons.

Ownership of Directors and Officers (1)

(2) Title of Class	Name and Address of Beneficial Owner(s)	Amount and Nature of Beneficial Ownership	Percent of class

Common Stock ($.001 par value)	Li, Hong Wen 5237 Farago Ave., Temple City, California 91780	51,056,371	46.9%
Common Stock ($.001 par value)	Li, Hong Jun 5237 Farago Ave., Temple City, California 91780	4,229,703	3.8%
Common Stock ($.001 par value)	All Directors & Officers	55,286,074	50.7%

Note to the table:

(1) Assumes conversion of all 400,000 shares of convertible preferred stock into common stock at a conversion ratio of 100:1.
(2) Unless otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(a)	Changes in Control

The Company knows of no arrangements that may at a subsequent date result in a change of control in the Company. Notwithstanding the foregoing, the Company reports that the majority ownership of the common stock of the Company has changed with the consummation of the acquisition of 75% of the capital stock of Tong Gong, in which 400,000 shares of convertible preferred stock were issued to Mr. Hongwen Li, Chairman of the Company. Such shares of convertible preferred stock are convertible into 100 shares of common stock of the Company, and vote on an as converted basis with the shares of common stock on all matters presented to shareholders. The shareholdings of Mr. Hongwen Li, on a fully converted basis, when added to those of Mr. Hongjun Li, amount to 50.7% of the issued and outstanding shares of common stock of the Company on a fully-converted basis. The Li brothers have not effected any changes in the Board of Directors since acquiring these shares. However, they are the only two directors that sit on the Company’s Board of Directors, and should be considered to be in control of the Company.

ITEM 12. Certain Relationships and Related Transactions

    The Company has advanced funds totaling $nil and $176,042 to three related corporate entities as of December 31, 2004 and 2003 respectively as short-term, unsecured loans free of interest payment.

    Stockholders have advanced funds totaling $456,395 and $111,143 to the Company as of December 31, 2004 and 2003, respectively, as short-term, unsecured loans free of interest payment.

    During 2004, the shareholders contributed capital to the Company totaling $27,102.

    As described elsewhere herein, Hong Wen Li, Chairman of the Company, and Songzai Metal Products, Ltd., a company that he controls, agreed to sell the Heihe Jinchang Coal Mine located in the Peoples’ Republic of China, to the Company in exchange for 400,000 shares of convertible preferred stock, each share of which is convertible into 100 shares of common stock of the Company. The Board of Directors carefully evaluated this transaction and believes that in the exercise of its informed business judgment, that the transaction is fair, from a financial point of view, to the Company, and is in the best interests of the Company.

ITEM 13. Exhibits and Reports on Form 8-K

(a)	Financial Statements

1. The following financial statements of Songzai International Holding Group, Inc. are included in Part II, Item 7:

Report of Independent Registered Public Accounting Firm…………………………       F-1
Consolidated Balance Sheet-December 31, 2004 and 2003……………………………… F-2
Consolidated Statements of Operations - year ended December 31, 2004 and period from September 12, 2003 (inception) to December 31, 2003……….F-3
Consolidated Statements of Stockholders’ Equity - year ended December 31, 2004 and period from September 12, 2003 (inception) to December 31, 2003……….F-4
Consolidated Statements of Cash Flows - year ended December 31, 2004 and period from September 12, 2003 (inception) to December 31, 2003……….F-5
Notes to Consolidated Financial Statements …..……………………………………         F-6-10

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

14.1. Code of Ethics*
31.1. Rule 13a-14(a)/15d-14(a) Certifications of President
31.2. Rule 13a-14(a)/15d-14(a) Certifications of Chairman
32.1. Section 1350 Certifications of President
32.2. Section 1350 Certifications of Chairman

* Indicates previously filed

(b)	Reports on Form 8-K

(1)	We filed a current report on Form 8-K, dated January 20, 2005, and an amendment of current report on Form 8-K/A, dated March 17, 2005 in order to report the changes in our certifying accountant.

(2)	On April 15, 2005, we filed a current report on Form 8-K in order to report the completion of Tong Gong coal mine acquisition.

ITEM 14. Controls and Procedures

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to Jimmy C.H. Cheung & Co., CPA, the Company's current independent auditor ("Cheung") for the audit of the Company's annual financial statements for the years ended December 31, 2004, and Perrella & Associates, P.A., the Company's previous independent auditor ("Perrella") for the audit of the Company's annual financial statements for the years ended December 31, 2003.

Year Ended December 31	2004		2003
	Cheung		Perrella
Audit Fees (1)	$ 25,000	(2)	$ 18,000	(3)
Audit-Related Fees (3)	--		--
Tax Fees (4)	--		--
All Other Fees (5)	--		--
Total Accounting Fees and Services	$ 25,000		$ 18,000

(1)
Audit Fees. These are fees for professional services for the audit of the Company's annual financial statements, and for the review of the financial statements included in the Company's filings on Form 10-QSB, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	The amounts shown for Cheung in 2004 relate to the audit of the Company's annual financial statements for the fiscal year ended December 31, 2004.

(3)
The amounts shown for Perrella in 2003 relate to (i) the audit of the Company's annual financial statements for the fiscal year ended December 31, 2003, and (ii) the review of the financial statements included in the Company's filings on Form 10-QSB for the first, second and third quarters of 2003.

(4)	Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of the Company's financial statements.

(5)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

(6)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

Pre-Approval Policy For Audit and Non-Audit Services

    The Company does not have a standing audit committee, and the full Board performs all functions of an audit committee, including the pre-approval of all audit and non-audit services before the Company engages an accountant. All of the services rendered to the Company by Jimmy C.H. Cheung & Co., CPA after December 2004 were pre-approved by the Board of Directors of the Company.

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

SONGZAI INTERNATIONAL HOLDING GROUP, INC. (Registrant)

Date: April 21, 2005	By:	/s/ Li, Hong Jun
Li, Hong Jun
President