Form 10QSB
period 2005-03-31
SONGZAI INTERNATIONAL HOLDING GROUP INC
filed 2005-05-23
CIK 1145761

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2005

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	43-1932733
(State or other jurisdiction of	(IRS Employer identification No.)
incorporation or organization)

5237 Farago Ave., Temple City, California 91780
(Address of principal executive offices)

(954) 975-5643
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number of shares of common stock outstanding as of
May 9, 2005: 68,873,748

Number of shares of preferred stock outstanding as of
May 9, 2005: 400,000

Index

Index

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES

CONTENTS

Pages
__________________________________________________________________________________________

Condensed Consolidated Balance Sheet as of March 31, 2005 (Unaudited)                                                                     1
__________________________________________________________________________________________

Condensed Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004 (Unaudited)      2
__________________________________________________________________________________________

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004 (Unaudited)     3
__________________________________________________________________________________________

Notes to Condensed Consolidated Financial Statements as of March 31, 2005 (Unaudited)                                        4 - 7
__________________________________________________________________________________________

Index
ITEM 1.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2005 (UNAUDITED)

The accompanying notes are an integral part of these financial statements

Index

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

The accompanying notes are an integral part of these financial statements

Index

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

The accompanying notes are an integral part of these financial statements

Index

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2005 (UNAUDITED)

NOTE 1 BASIS OF PRESENTATION

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

It the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company’s financial position at March 31, 2005, the results of operations for the three months ended March 31, 2005, and cash flows for the three months ended March 31, 2005. The results for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2005. These financial statements should be read in conjunction with the Company’s annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

NOTE 2 ACQUISITION

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

During October 2004, the Company discontinued the operations of Yong Heng.

NOTE 3 PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements for 2004 include the accounts of Songzai and its 100% owned subsidiary Yong Heng (discontinued) and 100% owned subsidiary Tong Gong. The accounts of Yong Heng have been classified as discontinued operations (See Note 6).

The accompanying condensed consolidated financial statements for 2005 include the accounts of Songzai and its 100% owned subsidiary Yong Heng (discountinued) and 100% owned subsidiary Tong Gong. The accounts of Yong Heng have been classified as discontinued operations (See Note 6).

All significant inter-company balances and transactions have been eliminated on consolidation.

NOTE 4 USE OF ESTIMATES

The preparation of the financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual amounts could differ from those estimates.

NOTE 5 EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share exclude dilution and are computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share are computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding adjusted to reflect potentially dilutive securities. The company does not have any dilutive securities outstanding as of March 31, 2005.

Index

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2005 (UNAUDITED)

NOTE 6 DISCONTINUED OPERATIONS

During October 2004, the Company discontinued the operations of Yong Heng. The financial statements for Yong Heng have been classified as discontinued operations at March 31, 2005 (unaudited) and December 31, 2004. The amounts reported as assets and liabilities of net assets held from discontinued operations at March 31, 2005 (unaudited) and December 31, 2004 are as follows:

The operations of Yong Heng have been reclassified as discontinued operations in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2005 and 2004 (unaudited) and are summarized as follows:

NOTE 7 CONVERTIBLE NOTE PAYABLE

Convertible note payable at March 31, 2005 (unaudited) and December 31, 2004 consisted of the following:

The convertible note payable is unsecured and bears interest at a rate of approximately 9% per annum. The Company scheduled monthly payments, each in the amount of $1,000 starting December 25, 2003 with the balance of $38,000 due and payable on November 25, 2004, at the option of the Company, in cash or in an equivalent amount of Songzai stock.

As of March 31, 2005 the Company is in default on the note repayment schedule and is liable for late interest charge of 5% of the amount of the installment of principal and interest which is paid after the due date and all costs and fees incurred by the note holder as a result of any collection effort thereon. As of March 31, 2005 the default interest due has been accrued. See Note 8 (C).

Index

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2005 (UNAUDITED)

NOTE 8. COMMITMENTS AND CONTINGENCIES

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
As of March 31, 2005, the Company has outstanding commitments with respect to the non-cancelable operating leases, which is due as follows:

(C)  Contingent liabilities

Pursuant to the default by the Company on the convertible note payable, the Company is contingently liable for all future costs and fees incurred by the note holder as a result of any collection effort. On March 31, 2005 the Company has not received any notification of collection effort by the note holder.

NOTE 9 SHAREHOLDERS’ EQUITY

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

During July 2004, the Company increased its authorized shares of common stock from 200,000,000 to 1,000,000,000 shares and authorized 8,000,000 shares of “blank check” preferred stock by filing Articles of Amendment with the Secretary of the State of Nevada.

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

Index

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2005 (UNAUDITED)

NOTE 9 SHAREHOLDERS’ EQUITY (CONTINUED)

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

NOTE 10 RELATED PARTY TRANSACTIONS

A Stockholder had advanced funds totaling $347,052 and $456,395 to the Company as of March 31, 2005 and December 31, 2004 respectively as short-term, unsecured loans and accruing imputed interest at a rate of 6% per annum. The advances are repayable upon demand. Total imputed interest expense included as additional paid in capital amounted to $6,026 and $0 for the three months ended March 31, 2005 and 2004, respectively.

During 2004, the shareholders contributed capital to the Company totaling $27,102.

Index

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

With the exception of historical facts stated herein, the matters discussed in this report are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such "forward looking" statements include, but are not necessarily limited to, statements regarding anticipated levels of future revenues and earnings from operations of the Company. Readers of this report are cautioned not to put undue reliance on "forward looking" statements, which are, by their nature, uncertain as reliable indicators of future performance. The Company disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events, or otherwise. In addition the uncertainties include, but are not limited to, competitive conditions involving the Company's markets.

GENERAL DESCRIPTION OF BUSINESS

We were incorporated in the State of Nevada on June 7, 2001. We are a fully-reporting 1934 Act company, with the Company's common stock quoted on the Over-the-Counter Bulletin Board ("OTCBB") under the trading symbol "SGZI". On September 29, 2003, we acquired Harbin Yong Heng Ke Ji Fa Zhan You Xian Ze Ren Gong Si, a corporation organized and existing under the laws of the Peoples' Republic of China ("Yong Heng") pursuant to a Plan of Exchange (the "Agreement"). We discontinued the operations of Yong Heng in October 2004.

    On September 23, 2004, we acquired a 75% interest in Heilongjiang Tong Gong Kuang Ye You Xian Gong Si ("Tong Gong"), a corporation organized and existing under the laws of the Peoples’ Republic of China, and owner of an operational coal mine located near Heihe City in the People's Republic of China, pursuant to a Purchase and Sales Agreement, dated April 5, 2004. In order to acquire 75% of Tong Gong's registered capital of RMB 33,200,000, which is equal to approximate US$4,009,662, the Company issued 400,000 shares of convertible preferred stock which is convertible into 40,000,000 shares of common stock at the ratio of 1:100, which convertible preferred stock was part of a class of 8,000,000 shares of so-called “blank check” preferred that was authorized on July 16, 2004. The 75% interest in Tong Gong was acquired from Mr. Hongwen Li, the Chairman of the Company. In addition to the 75% capital stock of Tong Gong, the Company acquired a 25% interest in the net profits of Tong Gong from the Harbin Green Ring Biological Degradation Products Developing Co., Ltd., a corporation organized and existing under the laws of the Peoples’ Republic of China (“Harbin Green”), and the owner of 25% of the capital stock of Tong Gong. Harbin Green is controlled by Mr. Hongwen Li, the Company’s Chairman.

    After the acquisition of Tong Gong, the focus our business is coal mining in Northern China. Currently, we have the mining right at the coal mine known as Tong Gong Coal Mine, which is located approximately 175 km southwest of Heihe City of Heilongjiang Province in People's Republic of China with the estimated reserves of approximately 4 million tons.

Index

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

Index

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

Index

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

Index

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

Markets

We have identified several markets for Tong Gong mining production:

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

Index

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

COMPETITION

We expect to encounter intense competition from other entities having a business objective similar to us. Many of these entities are well-established and have extensive experience in connection with identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater financial, marketing, technical, personnel and other resources than us and there can be no assurances that we will have the ability to compete successfully. Our financial resources will be extremely limited in comparison to those of many of its competitors. There can be no assurances that we will meet our stated business objectives. Management believes, however, that our status as a reporting public entity could give us a competitive advantage over privately held entities having a similar business objective, with significant growth potential on favorable terms.

Index

Results of Operations

Net Income / Loss

    We had a net loss of $70,814, or $0 per common share, for the three months ended March 31, 2005, versus a net loss of $115,400, or $0 per common share, for the same period ended March 31, 2004. The decrease in net loss in the first quarter of 2005 was due primarily to no consulting fee for the three months ended March 31, 2005, versus $96,000 for the same period ended in 2004.

Revenue

    There was sales revenue of $169,663 for the three months ended March 31, 2005, versus sales revenue of $0 for the same period ended in 2004. The difference is attributable to the fact that our coal mining business did not significantly commence until September 2004.

Cost of Goods Sold.

    There was cost of sales of $182,878 for the three months ended March 31, 2005, or approximately 108% of the sales. There was no cost of sales for the same period ended in 2004 due to the fact that our coal mining business did not significantly commence until September 2004. The cost of sales in the first quarter of 2005 included the cost of coal production such as payroll, general operating expenses, plus other direct costs associated with the coal mining operation such as equipment installation, inspection and shipping fees, etc. Our losses were primarily due to the fact that, although we have begun our coal mine operations, we are not near full capacity yet. It is anticipated that we need to reach approximately 17,000 tons of production per quarter, or around $300,000 in order to break even.

    Cost of sales as a percentage of sales is much higher than our expectation which is around 33% for fiscal year 2005. If we can successfully reduce the production cost and grow the revenues through coal sales, the cost of sales as a percentage of sales should be lower in future periods. In addition, high demand for coal in China will be good for us in achieving sales growth in the future, which will be further reduce the cost of sales as a percentage of sales.

Expenses

    Operating expenses for the three months ended March 31, 2005 decreased to $32,869 from $115,400 in the same period in 2004. A decrease of $82,531 in operating expenses in 2005 was due primarily to no consulting fee for the three months ended March 31, 2005, versus $96,000 for the same period ended in 2004, offset by the increase in selling, general and administrative expenses in 2005.

Impact of Inflation.

We believe that inflation has had a negative impact on our results of operations since inception. Until we are able to significantly increase our production and generate revenue we will be unable to pass on inflationary increases in our expenses through increases in revenue.

Liquidity and Capital Resources

On March 31, 2005, we had cash of $73,447 and working capital deficiency of $629,505. The working capital deficiency was due primarily to accounts payable, other payables & accrued expense, advances from customer and due to shareholder, which were $117,516, $154,096, $185,295 and $347,052, respectively, on March 31, 2005.

Index

Net cash flows provided by operating activities were $193,056 for the three months ended March 31, 2005 as compared with net cash flows used in operating activities of $8,960 for the same period in 2004. The cash provided by operations was primarily attributable to the accounts receivable of $170,011, advances from customer of $185,295, partially offset by the net loss and taxes payable for the three months ended March 31, 2005. The cash used in operations was small for the same period in 2004 due to the limited operations.

Net cash flows used in investing activities were $53,355 for the three months ended March 31, 2005, versus no cash flows from investing activities in the period in 2004. The cash used in investment in the first quarter of 2005 was primarily due to the purchase of property and equipment.

Net cash flows used in financing activities were $108,737 for the three months ended March 31, 2005, versus the net cash flows provided by financing activities of $10,000 for the same period in 2004. The cash used in financing activities in the first quarter of 2005 was primarily attributable to the payments to shareholder loan. The cash provided by financing activities in the same period of 2004 was due to the net of discontinued operations of Yong Heng.

Overall, we have funded our cash needs from inception through March 31, 2005 with a series of debt and equity transactions from advances made by a stockholder. If we are unable to receive additional cash from our majority stockholder, we may need to rely on financing from outside sources through debt or equity transactions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

Going Concern Opinion.

We have suffered recurring losses and have an accumulated deficit of $419,936 at March 31, 2005. Our current liabilities exceed its current assets by $629,505. These factors raise substantial doubt about our ability to continue as a going concern. Our continued existence is dependent upon our ability to resolve our business and liquidity problems, principally through raising additional capital and increasing its coal production and sales. Management's plans with regard to this matter are to seek additional capital for operations through either debt or equity and increase sales.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not have any material risk with respect to changes in foreign currency exchange rates, commodities prices or interest rates. We do not believe that we have any other relevant market risk with respect to the categories intended to be discussed in this item of this report.

ITEM 4. CONTROLS AND PROCEDURES

Quarterly Evaluation of Controls

As of the end of the period covered by this quarterly report on Form 10-Q, we evaluated the effectiveness of the design and operation of (i) our disclosure controls and procedures ("Disclosure Controls"), and (ii) our internal control over financial reporting ("Internal Controls"). This evaluation ("Evaluation") was performed by President, Li, Hong Jun ("President"), who acting as our principal accounting officer ("CFO"). In this section, we present the conclusions of our President based on and as of the date of the Evaluation, (i) with respect to the effectiveness of our Disclosure Controls, and (ii) with respect to any change in our Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our Internal Controls.

President and CFO Certifications

Attached to this quarterly report, as Exhibits 31.1 and 31.2, are certain certifications of the President and CFO, which are required in accordance with the Exchange Act and the Commission's rules implementing such section (the "Rule 13a-14(a)/15d-14(a) Certifications"). This section of the quarterly report contains the information concerning the Evaluation referred to in the Rule 13a-14(a)/15d-14(a) Certifications. This information should be read in conjunction with the Rule 13a-14(a)/15d-14(a) Certifications for a more complete understanding of the topic presented.

Disclosure Controls and Internal Controls

Disclosure Controls are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed with the Commission under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms. Disclosure Controls are also designed with the objective of ensuring that material information relating to the Company is made known to the President and the CFO by others, particularly during the period in which the applicable report is being prepared. Internal Controls, on the other hand, are procedures which are designed with the objective of providing reasonable assurance that (i) our transactions are properly authorized, (ii) our assets are safeguarded against unauthorized or improper use, and (iii) our transactions are properly recorded and reported, all to permit the preparation of complete and accurate financial statements in conformity with accounting principals generally accepted in the United States.

Index

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

Scope of the Evaluation

The President and CFO's evaluation of our Disclosure Controls and Internal Controls included a review of the controls' (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this quarterly report. In the course of the Evaluation, the President and CFO sought to identify data errors, control problems, acts of fraud, and they sought to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our quarterly reports on Form 10-QSB and annual reports on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls, and to make modifications if and as necessary. Our external auditors also review Internal Controls in connection with their audit and review activities. Our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

Among other matters, we sought in our Evaluation to determine whether there were any significant deficiencies or material weaknesses in our Internal Controls, which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, or whether we had identified any acts of fraud, whether or not material, involving management or other employees who have a significant role in our Internal Controls. This information was important for both the Evaluation, generally, and because the Rule 13a-14(a)/15d-14(a) Certifications, Item 5, require that the President and CFO disclose that information to our Board (audit committee), and to our independent auditors, and to report on related matters in this section of the quarterly report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions". These are control issues that could have significant adverse affect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce, to a relatively low level, the risk that misstatement cause by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employee in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Evaluation, and in each case, if a problem was identified, we considered what revisions, improvements and/or corrections to make in accordance with our ongoing procedures.

Conclusions

Based upon the Evaluation, our President and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to us is made known to management, including the President and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented inconformity with accounting principals generally accepted in the United States. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our Internal Controls.

Index

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.1 Certifications of President pursuant to Section 302
31.2 Certifications of CFO pursuant to Section 302 (included in Exhibit 31.1)
32.1 Section 1350 Certifications of President
32.2 Section 1350 Certifications of CFO (included in Exhibit 32.1)

(b) Reports on Form 8-K

(1)	We filed a current report on Form 8-K, dated January 20, 2005, and an amendment of current report on Form 8-K/A, dated March 17, 2005 in order to report the changes in our certifying accountant.

(2)	On April 15, 2005, we filed a current report on Form 8-K in order to report the completion of Tong Gong coal mine acquisition.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
                      (Registrant)

/s/ Li, Hong Jun
Date: May 18, 2005
Li, Hong Jun
President