Form 10QSB
period 2005-06-30
SONGZAI INTERNATIONAL HOLDING GROUP INC
filed 2005-08-22
CIK 1145761

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2005

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	43-1932733
(State or other jurisdiction of	(IRS Employer identification No.)
incorporation or organization)

20337 Rimview Place, Walnut, California 91789
(Address of principal executive offices)

(909) 468-2840
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number of shares of common stock outstanding as of August 17, 2005: 68,873,748

Number of shares of preferred stock outstanding as of August 17, 2005: 400,000

Index

ITEM 1.

SONGZAI INTERNATIONAL HOLDING GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet
June 30, 2005 (Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$25,309
Other receivables and prepayment	412,535
Due from a stockholder	225,562
Current assets of discontinued operations	8,943
TOTAL CURRENT ASSETS	672,349

PROPERTY AND EQUIPMENT, NET	4,839,426

FIXED ASSETS OF DISCONTINUED OPERATIONS	20,417

TOTAL ASSETS	$5,532,192

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$156,417
Other payables & deposits received	935,589
Taxes payable	16,242
Convertible note payable	41,360
Liabilities of discontinued operations	59,905
TOTAL CURRENT LIABILITIES	1,209,513

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' EQUITY
Convertible preferred stock ($Nil par value; 8,000,000 shares
authorized, 400,000 shares issued and outstanding)	-
Common stock ($0.001 par value, 1,000,000,000 shares authorized:
68,873,748 issued and outstanding)	68,874
Additional paid-in-capital	4,487,016
Retained earnings (deficit)
Unappropriated	(251,461)
Appropriated	18,250
TOTAL STOCKHOLDERS' EQUITY	4,322,679

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,532,192

The accompanying notes are an integral part of these consolidated financial statements

Index

SONGZAI INTERNATIONAL HOLDING GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
For the three months and six months ended June 30, 2005 and 2004 (Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004

NET SALES	$680,502	$-	$850,165	$-

COST OF SALES	(470,392)	-	(668,579)	-

GROSS PROFIT	210,110	-	181,586	-

OPERATING EXPENSES:
Selling expenses and distribution expenses	11,433	-	13,901
General and administrative expenses	56,891	-	89,760	96,000
Depreciation	1,287		2,574
TOTAL OPERATING EXPENSES	69,611	-	106,235	96,000

INCOME (LOSS) FROM OPERATIONS	140,499	-	75,351	(96,000)

OTHER INCOME (EXPENSES)				-
Interest expense, net	(5,235)	-	(11,839)	-
Other income, net	61,750	-	62,688	-
TOTAL OTHER INCOME	56,515	-	50,849	-

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	197,014	-	126,200	(96,000)

INCOME TAX EXPENSE	10,289	-	10,289	-

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	186,725	-	115,911	(96,000)

DISCONTINUED OPERATIONS
Loss from discontinued operations	-	(54,012)	-	(73,412)

NET INCOME (LOSS)	$186,725	$(54,012)	$115,911	$(169,412)

Net income (loss) per share-basic and diluted
Income per common share from continuing operations - basic	**		**
Loss per common share from discontinued operations - basic		**		**

Net income (loss) per common share - basic	**	**	**	**
Net income (loss) per common share - diluted	**	**	**	**

Weighted average number of shares outstanding - basic	68,873,748	68,503,748	68,873,748	68,492,637

Weighted average number of shares outstanding - diluted	108,873,748	68,503,748	108,873,748	68,492,637

** Less than $.01

The accompanying notes are an integral part of these financial statements

Index

SONGZAI INTERNATIONAL HOLDING GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2005 and 2004 (Unaudited)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from continuing operations	$115,911	$(96,000)
Net loss from discontinued operations	-	(73,412)
Total net income (loss)	115,911	(169,412)
Adjusted to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation - cost of sales	112,016	-
Depreciation	2,574	-
Issuance of common stock for services	-	96,000
Imputed interest expense	6,026
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable, net	170,011	-
Other receivables	(191,614)	-
Increase (decrease) in:
Accounts payable	25,070
Other payables and deposits received	804,311	-
Income tax and other taxes payable	(126,657)	-
Discontinued operations, net	-	64,880
Net cash provided by (used in) operating activities	917,648	(8,532)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in due from a stockholder	(166,975)
Purchase of property and equipment	(245,733)	-
Net cash used in investing activities	(412,708)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in convertible note payable	(7,132)	-
Decrease increase in due to stockholders	(514,982)	(43,947)
Net cash used in financing activities	(522,114)	(43,947)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(17,174)	(52,479)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	51,396	53,907

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$34,222	$1,428

Continued operations	$25,309	$-
Discontinued operations	8,913	1,428
	$34,222	$1,428

SUPPLEMENTAL CASH FLOW DISCLOSURES AND NON-CASH
INVESTING INFORMATION:

Common stock issued to others for services	$-	$96,000
Cash paid during the period for interest	$5,262	$-
Imputed interest on advances from a shareholder	$14,971	$-
Cash paid during the period for income taxes	$10,289	$-

The accompanying notes are an integral part of these financial statements

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2005 (UNAUDITED)

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

It the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company’s financial position at June 30, 2005, the results of operations for the three months and six months ended June 30, 2005, and cash flows for the six months ended June 30, 2005. The results for the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2005. These financial statements should be read in conjunction with the Company’s annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

NOTE 2 ACQUISITION

On September 23, 2004, the Company acquired a 75% interest in Heilongjiang Tong Gong Kuang Ye You Xian Gong Si (“Tong Gong”), an operational coal mine located near Heihe City in the PRC. The Company issued 400,000 shares of “blank check” preferred stock that is convertible into 40,000,000 (post a one for one hundred reverse split) shares of common stock to exchange for a 75% interest in Tong Gong’s registered capital of $4,009,662 (RMB33,200,000). To effect the payment of the purchase price, the Company authorized a class of 8,000,000 convertible preferred shares under Nevada law. In addition to the 75% interest in Tong Gong, Harbin Green Ring Biological Degradation Products Developing Co, Ltd.("Harbin Green") transferred a 25% net profits interest in Tong Gong to the Company. Harbin Green is controlled by Mr. Hong Wen Li, an affiliate of the company.

Subsequently, Harbin Green assigned all of its interest in the registered capital of Tong Gong to the Company. Therefore, the Company now owns 100% interest in the registered capital of Tong Gong.

During October 2004, the Company discontinued the operations of Yong Heng.

NOTE 3 PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements for 2005 include the accounts of Songzai and its 100% owned subsidiary Yong Heng (discontinued) and 100% owned subsidiary Tong Gong. The accounts of Yong Heng have been classified as discontinued operations (See Note 6).

The accompanying condensed consolidated financial statements for 2004 include the accounts of Songzai and its 100% owned subsidiary Yong Heng (discountinued)and 100% owned subsidiary Tong Gong. The accounts of Yong Heng have been classified as discontinued operations (See Note 6).

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

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2005 (UNAUDITED)

NOTE 6 DISCONTINUED OPERATIONS

During October 2004, the Company discontinued the operations of Yong Heng. The financial statements for Yong Heng have been classified as discontinued operations at June 30, 2005 (unaudited) and December 31, 2004. The amounts reported as assets and liabilities of net assets held from discontinued operations at June 30, 2005 (unaudited) and December 31, 2004 are as follows:

	2005	2004

Current assets	$8,943	$8,943
Property and equipment	20,417	20,417
Assets of discontinued operations	29,360	29,360

Current portion of liabilities of discontinued operations	$59,905	$59,905

The operations of Yong Heng have been reclassified as discontinued operations in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2005 and 2004 (unaudited) and are summarized as follows:

	2005	2004

Net revenues	$-	$5,188

Cost of sales	$-	$1,045

Operating expenses	$-	$77,555

Loss from operations	$-	$(73,412)

Net loss	$-	$(73,412)

NOTE 7 CONVERTIBLE NOTE PAYABLE

Convertible note payable at June 30, 2005 (unaudited) and December 31, 2004 consisted of the following:

	2005	2004

Convertible note payable	$41,360	$48,492

The convertible note payable is unsecured and bears interest at a rate of approximately 9% per annum. The Company scheduled monthly payments, each in the amount of $1,000 starting December 25, 2003 with the balance of $38,000 due and payable on November 25, 2004, at the option of the Company, in cash or in an equivalent amount of Songzai stock.

As of June 30, 2005, the Company is in default on the note repayment schedule and is liable for late interest charge of 5% of the amount of the installment of principal and interest which is paid after the due date and all costs and fees incurred by the note holder as a result of any collection effort thereon. As of June 30, 2005 the default interest due has been accrued. See Note 8 (C).

As of June 30, 2005, an aggregate payment of $13,000 was made by a stockholder of the Company, of which principal was $7,738, interest was $4,132 and late fees were $1,130.

Index

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2005 (UNAUDITED)

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

(B)	Contingent liabilities

Pursuant to the default by the Company on the convertible note payable, the Company is contingently liable for all future costs and fees incurred by the note holder as a result of any collection effort. On June 30, 2005 the Company has not received any notification of collection effort by the note holder.

NOTE 9 SHAREHOLDERS’ EQUITY

(A)	Stock issuances

During January 2004, the Company issued 400,000 shares of its common stock to consultants for services having a fair value of $96,000. The Company recognized consulting expense of $96,000 for the year ended December 31, 2004.

During July 2004, the Company issued 220,000 shares of its common stock to consultants and legal consultants having a fair value of $143,000. The Company recognized consulting expense and legal expense of $78,000 and $65,000 for the year ended December 31, 2004 respectively.

During July 2004, the Company increased its authorized shares of common stock from 200,000,000 to 1,000,000,000 shares and authorized 8,000,000 shares of “blank check” preferred stock by filing Articles of Amendment with the Secretary of the State of Nevada.

On September 23, 2004, the Company issued 400,000 preferred stock that is convertible into 40,000,000 (post a one for one hundred reverse split) shares of common stock of the Company in exchange for a 75% interest in Heilongjiang Tong Gong Kuang Ye You Xian Gong Si of Tong Gong’s registered capital of $4,009,662 (RMB33,200,000). The Company is currently the owner of 100% interest in registered capital of Tong Gong.

During October 2004, the Company issued 150,000 shares of its common stock to consultants having a fair value of $82,500. The Company recognized consulting expense of $82,500 as of December 31, 2004.

Index

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2005 (UNAUDITED)

NOTE 9 SHAREHOLDERS’ EQUITY (CONTINUED)

(A)	Stock issuances (continued)

During the six months ended June 30, 2005, the Company didn't have any new stock issuances.

(B)	Appropriated retained earnings

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

NOTE 10 RELATED PARTY TRANSACTIONS

A Stockholder had advanced funds totaling $0 and $347,052 to the Company as of June 30, 2005 and December 31, 2004 respectively as short-term, unsecured loans and accruing imputed interest at a rate of 6% per annum. The advances are repayable upon demand. Total imputed interest expense included as additional paid in capital amounted to $6,026 and $0 for the six months ended June 30, 2005 and 2004, respectively.

The Company had also advanced funds totaling $225,562 and $0 to a stockholder as of June 30, 2005 and December 31, 2004 respectively as short-term, unsecured loans free of interest payment.

During 2004, the shareholders contributed capital to the Company totaling $27,102.

Subsequently, Harbin Green assigned all of its interest in registered capital of Tong Gong to the Company so that the Company now owns 100% interest in the registered capital of Tong Gong. Harbin Green is controlled by Mr. Hong Wen Li, an affiliate of the company.

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

    After the acquisition of Tong Gong, the focus our business is coal mining in Northern China. Currently, we have the mining rights at the coal mine known as Tong Gong Coal Mine, which is located approximately 175 km southwest of Heihe City of Heilongjiang Province in People's Republic of China with the estimated reserves of approximately 4 million tons.

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

Index

No. 1 Seam Thickness (Meters)
Drill Hole Number	Coal	Parting	Total

S6 89-12 89-13 89-16 90-16 90-20 91-16 91-21	4.30 3.23 2.90 2.91 2.00 2.50 2.44 3.28	0.56 0.82 0.60 0.57 1.45 0.36 0.84 0.42	4.86 4.05 3.50 3.48 3.45 2.86 3.28 3.70

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

Index

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

Gas/Spontaneous Combustion

Gas content of the coal is reported to be relatively low with a typical content of 40% methane, 58% nitrogen and 2% carbon monoxide. Methane content increases with depth. The coal seam is rated as prone to spontaneous combustion. Normal and prudent precautions to handle coal dust are required as coal dust generated from mining operations is explosive if ignited by an open flame source.

Production Schedule

The mine plan projects three entry drivage units and one long wall coal face. The first long wall panel (on the left side of the inclines) begins producing coal in the second quarter after mining operations are initiated. Proposed operating schedule at full production is 330 working days annually, with two coal mining shifts and one preparation/support shift per operating day. Standard shift length is 8 hours. Net hoisting time is projected at 14 to 18 hours per operating-day. Mine design capacity is estimated at 150,000 to 200,000 tpa based on available hoisting capacity and mine operating conditions. The mine has government approval for the 150,000 tpa capacity; increasing capacity will most likely require new government approval. Maximum long wall production is estimated by The John Boyd Company to be 182,000 tpa, assuming 3.1 m of coal thickness, 80 m coal face length, 1.7 m of face retreat per day, and 93% face recovery assuming a 150,000 tpa full production output capacity. Mine service life, based on a recoverable reserve base of 3.157 Mt, is 20 years.

Index

    The production schedule proposed for the initial 12 months of mining operations is summarized in the following table by quarters:

	Drivage Unit (meters)				Coal Face		Toyal Coal Output
Period	1	2	3	Total	meters	tonnes	tonnes

Q 1 - Coal - Rock	190 70	180 70	40 150	410 290	-	-	3,490

Q2 - Coal - Rock	80 70	120 90	370 10	570 170	120	13,000	17,850

Q3 - Coal - Rock	350 40	480 -	100 110	930 150	108	34,000	41,900

Q4 - Coal - Rock	525 -	- 160	525 -	1,050 160	108	34,000	42,930

Total - Coal - Rock	1,145 180	780 320	1,035 270	2,960 770			106,170

Three long wall panels are recovered on the left side before long wall mining begins in the first long wall panel on the right side in Q6 after initiation of mine operations. Initial entry drivage is anticipated in the May/June 2004 time frame.

From the date of inception to June 30, 2005, the total production was 98,758.13 tons, of which 58,704.42 tons in 2004 and 40,053.71 tons in the six months ended June 30, 2005.

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

COMPETITION

We expect to encounter intense competition from other entities having a business objective similar to us. Competition in the coal industry is based on many factors, including price, production capacity, coal quality and characteristics, transportation capability and costs, blending capability and brand name. Many of our competitors are well-established and have extensive experience in connection with identifying and effecting business combinations directly or through affiliates. They possess greater financial, marketing, technical, personnel and other resources than us and there can be no assurances that we will have the ability to compete successfully. However, the strong demand for coal in the Northeast of China, the location of our coal mine, gives us a competitive advantage with respect to transportation capability and costs. Most of our competitors are located in Shanxi Province and Inner Mongolia of China, suffering the insufficient rail capacity for the transportation of coal. Furthermore, management believes that our status as a reporting public entity could give us another competitive advantage over privately held entities having a similar business objective, with significant growth potential on favorable terms.

Index

Critical Accounting Policies and Estimates

We have identified one policy area as critical to the understanding of our consolidated financial statements. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of sales and expenses during the reporting periods. With respect to net realizable value of the Company’s accounts receivable and inventories, significant estimation judgments are made and actual results could differ materially from these estimates.

The Company does not have any reserves against its accounts receivable or inventories at June 30, 2005 and 2004. Management’s estimation that there are no reserves is based on the current facts that there are no significant aged accounts receivable and the current inventory turnover is sufficient to realize the current carrying value of the inventories. In making their judgment, management has assumed that there will be continued demand for their products in the future, thereby maintaining adequate turnover of the inventories. Additionally, management has assumed that customers will continue to pay their outstanding invoices timely, and that their customers’ financial positions will not deteriorate significantly in the future, which would result in their inability to pay their debts to the Company. While the Company’s management currently believes that there is little likelihood that the actual results of their current estimates will differ materially from its current estimates, if customer demand for its products decreases significantly in the near future, or if the financial position of its customers deteriorates in the near future, the Company could realize significant write downs for slow moving inventories or uncollectible accounts receivable.

We believe the following is among the most critical accounting policies that impact our consolidated financial statements. We suggest that our significant accounting policies, as described in or consolidated financial statements in the Summary of Significant Accounting Policies, be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We recognize revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104. All of the following criteria must exist in order for us to recognize revenue:

1.	Persuasive evidence of an arrangement exists;

2.	Delivery has occurred or services have been rendered;

3.	The seller’s price to the buyer is fixed or determinable; and

4.	Collectibility is reasonably assured.

The majority of the Company’s revenue results from sales contracts with distributors and revenue is generated upon the shipment of goods. The Company’s pricing structure is fixed and there are no rebate or discount programs. Management conducts credit background checks for new customers as a means to reduce the subjectivity of assuring collectibility. Based on these factors, the Company believes that it can apply the provisions of SAB 104 with minimal subjectivity.

Index

Results of Operations

Net Income / Loss

We had a net income of $186,725, or less than $.01 per common share, and $115,911, or less than $.01 per common share, for the three-month and six-month periods ended June 30, 2005, respectively, versus a net loss of $54,012, or less than $.01 per common share, and $169,412, or less than $.01 per common share, for the same periods ended June 30, 2004, respectively. The increase in net income in the second quarter of 2005 was due primarily to the increase in coal production, which increased by 19,762.91 tons to 29,908.31 tons in the second quarter of 2005 from 10,145.40 tons in the first quarter of 2005. The acquisition of Tonggong Coal Mine was not completed until September of 2004. Thus, the net loss for the same periods ended June 30, 2004 was in connection with the gift card business of Yong Heng, which was discontinued during October of 2004.

Revenue

There were sales revenues of $680,502 and $850,165 for the three-month and six-month periods ended June 30, 2005. There were no sales revenues shown for the same periods ended June 30, 2004 due to the accounting adjustments reflecting the discontinued operations of Yong Heng. The coal mining information was not included due to the fact that our coal mining business did not significantly commence until September 2004. Since the prices for our products were generally based on market price or were determined on a contract basis, the increase in revenue will depend on the increase of our coal production in the future.

Cost of Goods Sold.

There were costs of sales of $470,392, or approximately 69% of the sales, and $668,579, or approximately 79% of the sales for the three-month and six-month periods ended June 30, 2005. There was no cost of sales for the same periods ended June 30, 2004 due to the accounting adjustments reflecting the discontinued operations of Yong Heng and the fact that our coal mining business did not significantly commence until September 2004. The cost of sales for the six months ended June 30, 2005 included the depletion of the two coal wells in connection with production, which was approximately $81,319 from the date of inception to June 30, 2005. Other components of cost of coal production such as equipment installation, inspection and shipping fees, etc, didn't have significant changes.

Cost of sales as a percentage of sales is higher than initially anticipated (around 50%) for fiscal year 2005. If we can successfully reduce the production cost and grow the revenues through coal sales, the cost of sales as a percentage of sales should be lower in future periods. In addition, high demand for coal in China will assist us in achieving sales growth in the future, which will further reduce the cost of sales as a percentage of sales.

Expenses

Operating expenses for the three-month and six-month periods ended June 30, 2005 were $69,611 and $106,235, respectively. The operating expenses in the six months ended June 30, 2004 were primarily due to the consulting fees of $96,000, which was paid by common stock of the Company. The operating expenses in the six months ended June 30, 2005 included the amortization of the train platform rental fees, which was $4,690 for the first six months of 2005. The increase in operating expenses in the second quarter of 2005 was due primarily to the fees charged by the government in connection with the coal mining industry, which was approximately $11,130.

Index

Impact of Inflation.

We believe that inflation has had a negative impact on our results of operations since inception. Until we are able to significantly increase our production and generate revenue we will be unable to pass on inflationary increases in our expenses through increases in revenue.

Liquidity and Capital Resources

On June 30, 2005, we had cash of $25,309 and working capital deficiency of $547,400. The working capital deficiency was due primarily to advances from customers, which were $740,256 on June 30, 2005.

Net cash flows provided by operating activities were $917,648 for the six months ended June 30, 2005 as compared with net cash flows used in operating activities of $8,532 for the same period in 2004. The cash provided by operations was primarily attributable to the decrease in accounts receivable of $170,011, advances from customer of $740,256 and the net income of $115,911, partially offset by the increase in other receivables and the decrease in taxes payable for the six months ended June 30, 2005. The cash used in operations was small for the same period in 2004 due to the limited operations.

Net cash flows used in investing activities were $412,708 for the six months ended June 30, 2005, versus no cash flows from investing activities in the period in 2004. The cash used in investment in the first six months of 2005 was primarily due to the purchase of property and equipment and the increase in due from a stockholder.

Net cash flows used in financing activities were $522,114 for the six months ended June 30, 2005, versus the net cash flows used in financing activities of $43,947 for the same period in 2004. The cash used in financing activities in the six months ended June 30, 2005 was primarily attributable to the payments to shareholder loan and the convertible promissory note. The cash used in financing activities in the same period of 2004 was due to the net of discontinued operations of Yong Heng.

Overall, we have sufficient cash to continue our current business throughout 2005 due to the increase in sales revenue and net income. We had an amount due from a stockholder of $225,562 in the second quarter of 2005, which is expected to get paid back within the third quarter of 2005. However, if we would like to enhance our business via proposed coal mine acquisition, we need to rely on financing from outside sources through debt or equity transactions. Failure to obtain such financing could have a material adverse effect on our business expansion.

Index

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

Index

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
32.1 Section 1350 Certifications of President
32.2 Section 1350 Certifications of CFO (included in Exhibit 32.1)

(b) Reports on Form 8-K

(1)	On April 15, 2005, we filed a current report on Form 8-K in order to report the completion of Tong Gong coal mine acquisition.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONGZAI INTERNATIONAL HOLDING GROUP, INC. (Registrant)

Date: August 17, 2005	By:	/s/ Li, Hong Jun
Li, Hong Jun President