Form 10QSB
period 2005-09-30
SONGZAI INTERNATIONAL HOLDING GROUP INC
filed 2005-11-10
CIK 1145761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

  SONGZAI INTERNATIONAL HOLDING GROUP, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	43-1932733
(State of other jurisdiction of incorporation or organization)	(IRS. Employer identification No.)
20337 Rimview Place, Walnut, California	91789
(Address of principal executive offices)	(Zip Code)

  (909) 468-2840

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒

        Number of shares of common stock outstanding as of November 8, 2005: 68,873,748

        Number of shares of preferred stock outstanding as of November 8, 2005: 400,000

	INDEX TO FORM 10-QSB
		Page No.
PART I

Item 1.	Financial Statements - Unaudited

	Condensed Consolidated Balance Sheet – September 30, 2005	3

	Condensed Consolidated Statements of Operations - Three Months and Nine Months Ended	4
	September 30, 2005 and 2004

	Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2005	5
	and 2004

	Notes to Condensed Consolidated Financial Statements	6-9

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations	10

Item 3.	Controls and Procedures	13

PART II

Item 1.	Legal Proceedings	17

Item 2.	Changes in Securities	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

PART I

ITEM 1. FINANCIAL STATEMENTS - UNAUDITED

SONGZAI INTERNATIONAL HOLDING GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet
September 30, 2005 (Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$109,442
Bill receivable	24,661
Other receivables and prepayment	589,192
Current assets of discontinued operations	9,130
TOTAL CURRENT ASSETS	732,425

PROPERTY AND EQUIPMENT, NET	4,868,603

FIXED ASSETS OF DISCONTINUED OPERATIONS	20,417

TOTAL ASSETS	$5,621,445

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$163,530
Other payables & accrued expenses	651,975
Taxes payable	14,990
Convertible note payable	41,877
Due to a stockholder	5,359
Liabilities of discontinued operations	61,161
TOTAL CURRENT LIABILITIES	938,892

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' EQUITY
Convertible preferred stock ($Nil par value; 8,000,000 shares
authorized, 400,000 shares issued and outstanding)	-
Common stock ($0.001 par value, 1,000,000,000 shares authorized:
68,873,748 issued and outstanding)	68,874
Additional paid-in-capital	4,487,016
Retained earnings (deficit)
Unappropriated	108,413
Appropriated	18,250
TOTAL STOCKHOLDERS' EQUITY	4,682,553

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,621,445

The accompanying notes are an integral part of these consolidated financial statements

SONGZAI INTERNATIONAL HOLDING GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
For the three months and nine months ended September 30, 2005 and 2004 (Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004

NET SALES:	$1,055,529	$178,050	$1,905,694	$178,050

COST OF SALES:	561,515	111,766	1,230,094	111,766

GROSS PROFIT:	494,014	66,284	675,600	66,284

OPERATING EXPENSES:
Selling and distribution expenses	25,412	684	39,313	684
General and administrative expenses	96,153	176,330	185,913	272,330
Depreciation	1,287	-	3,861	-
TOTAL OPERATING EXPENSES:	122,852	177,014	229,087	273,014

INCOME (LOSS) FROM OPERATIONS:	371,162	(110,730)	446,513	(206,730)

OTHER INCOME (EXPENSES):
Interest expense, net	(445)	-	(12,364)	-
Overprovision for income tax expense	-	-	59,873	-
Other income (expenses), net	(1,970)	273	845	273
TOTAL OTHER INCOME:	(2,415)	273	48,354	273

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES:	368,747	(110,457)	494,867	(206,457)

INCOME TAX EXPENSE:	-	16,679	10,289	16,679

NET INCOME (LOSS) FROM CONTINUING OPERATIONS:	368,747	(127,136)	484,578	(223,136)

DISCONTINUED OPERATIONS:
Income (Loss) from discontinued operations	-	12,533	-	(60,879)

NET INCOME (LOSS):	$368,747	$(114,603)	$484,578	$(284,015)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation income (loss)
Discontinued operations	2,376	-	2,376	-
Continuing operations	(11,249)	-	(11,249)	-

COMPREHENSIVE INCOME (LOSS):	$359,874	$(114,603)	$475,705	$(284,015)

Net income (loss) per share-basic and diluted
Income per common share from discontinued operations – basic	**		**
Loss per common share from continuing operations – basic		**		**

Net income (loss) per common share - basic	**	**	**	**
Net income (loss) per common share - diluted	**	**	**	**

Weighted average number of shares outstanding – basic	68,873,748	68,503,748	68,873,748	68,559,879
Weighted average number of shares outstanding – diluted	108,873,748	68,503,748	108,873,748	68,559,879

** Less than $.01
The accompanying notes are an integral part of these financial statements

SONGZAI INTERNATIONAL HOLDING GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2005 and 2004 (Unaudited)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from continuing operations	$473,329	$(223,136)
Net income (loss) from discontinued operations	2,376	(60,879)
Total net income (loss)	475,705	(284,015)
Adjusted to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation - cost of sales	162,788	-
Depreciation	3,861	-
Issuance of common stock for services	-	239,000
Imputed interest expense	6,106	-
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable, net	170,011	12,059
Bill receivable	(24,661)	-
Other receivables and prepaid expenses	(368,271)	(49,765)
Inventories	-	(154,688)
Increase (decrease) in:
Accounts payable	32,183	-
Other payables and accrued expenses	520,651	165,643
Due to a stockholder	(451,036)	558,945
Income tax and other taxes payable	(127,863)	39,825
Discontinued operations, net	1,255	59,241
Net cash provided by operating activities	400,729	586,245

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(326,969)	(4,568,982)
Net cash used in investing activities	(326,969)	(4,568,982)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in convertible note payable	(6,615)	-
Issuance of preferred stock for acquisition	-	4,009,662
Discontinued operations, net	-	(50,718)
Net cash provided by (used in) financing activities	(6,615)	3,958,944

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	67,145	(23,793)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	51,396	53,907

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$118,541	$30,114

Continuing operations	$109,442	$28,559
Discontinued operations	9,099	1,555
	$118,541	$30,114

SUPPLEMENTAL CASH FLOW DISCLOSURES AND NON-CASH
INVESTING INFORMATION:

Common stock issued to others for services	$-	$239,000
Cash paid during the period for interest	$4,751	$-
Imputed interest on advances from a shareholder	$6,106	$-
Cash paid during the period for income taxes	$10,289	$-

The accompanying notes are an integral part of these financial statements

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2005 (UNAUDITED)

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

It the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company’s financial position at September 30, 2005, the results of operations for the three months and nine months ended September 30, 2005, and cash flows for the nine months ended September 30, 2005. The results for the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2005. These financial statements should be read in conjunction with the Company’s annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

Note 2 - Acquisition

On September 23, 2004, the Company acquired a 75% interest in Heilongjiang Tong Gong Kuang Ye You Xian Gong Si (“Tong Gong”), an operational coal mine located near Heihe City in the Peoples Republic of China (“PRC”) from Mr. Hong Wen Li, the Company’s Chairman. In exchange for a 75% interest in Tong Gong’s registered capital of $4,009,662 (RMB33,200,000), the Company issued 400,000 shares of “blank check” preferred stock convertible into 40,000,000 shares of the Company’s common stock. To effect the payment of the purchase price, the Company authorized a class of 8,000,000 convertible preferred shares. In addition to the 75% interest in Tong Gong, Harbin Green Ring Biological Degradation Products Developing Co, Ltd. ("Harbin Green") transferred a 25% net profits interest in Tong Gong to the Company. Harbin Green is controlled by Mr. Hong Wen Li, the Company’s Chairman.

Subsequently, Harbin Green assigned all of its interest in the registered capital of Tong Gong to the Company. Therefore, the Company now owns 100% interest in the registered capital of Tong Gong.

Note 3 - Principles Of Consolidation

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

Note 4 - Use Of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual amounts could differ from those estimates.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2005 (UNAUDITED)

Note 5 - Earnings (Loss) Per Share

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

Note 6 - Discontinued Operations

During October 2004, the Company discontinued the operations of its wholly-owned subsidiary, Yong Heng. The financial statements for Yong Heng have been classified as discontinued operations at September 30, 2005 (unaudited) and December 31, 2004. The amounts reported as assets and liabilities of net assets held from discontinued operations at September 30, 2005 (unaudited) and December 31, 2004 are as follows:

	2005	2004
Current assets	$9,130	$8,943
Property and equipment	20,417	20,417
Assets of discontinued operations	29,547	29,360
Current portion of liabilities of discontinued operations	$61,161	$59,905

The operations of Yong Heng have been reclassified as discontinued operations in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2005 and 2004 (unaudited) and are summarized as follows:

	2005	2004
Net revenues	$-	$5,188
Cost of sales	$-	$1,711
Operating expenses	$-	$64,356
Loss from operations	$-	$(60,879)
Comprehensive income	$2,376	$-
Net income (loss)	$2,376	$(60,879)

Note 7 - Convertible Note Payable

Convertible note payable at September 30, 2005 (unaudited) and December 31, 2004 consisted of the following:

	2005	2004
Convertible note payable	$41,877	$48,492

The convertible note payable is unsecured and bears interest at a rate of approximately 9% per annum. The Company scheduled monthly payments, each in the amount of $1,000 beginning December 25, 2003 with the balance of $38,000 due and payable on November 25, 2004, at the option of the Company, in cash or in an equivalent amount of Songzai stock.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2005 (UNAUDITED)

As of September 30, 2005, the Company is in default on the note repayment schedule and is liable for late interest charges of 5% of the amount of the installment of principal and interest which is paid after the due date and all costs and fees incurred by the note holder as a result of any collection effort thereon. As of September 30, 2005, the default interest due has been accrued. See Note 8 (B).

As of September 30, 2005, an aggregate payment of $13,000 was made on behalf of the Company by a stockholder of the Company, of which principal was $7,738, interest was $4,132 and late fees were $1,130.

Note 8 - Commitments And Contingencies

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

(B) Contingent liabilities

Pursuant to the default by the Company on the convertible note payable, the Company is contingently liable for all future costs and fees incurred by the note holder as a result of any collection effort. On September 30, 2005 the Company has not received any notification of collection effort by the note holder.

Note 9 - Shareholders’ Equity

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

On September 23, 2004, the Company issued 400,000 preferred stock convertible into 40,000,000 shares of common stock of the Company in exchange for a 100% interest in Tong Gong’s registered capital of $4,009,662 (RMB33,200,000).

During October 2004, the Company issued 150,000 shares of its common stock to consultants having a fair value of $82,500. The Company recognized consulting expense of $82,500 as of December 31, 2004.

During the nine months ended September 30, 2005, the Company did not make any new stock issuances.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2005 (UNAUDITED)

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

Note 10 - Related Party Transactions

During the three and nine months ended September 30, 2005, a stockholder repaid $0 and $456,395, respectively, to the Company for funds borrowed.

During the three months ended September 30, 2005, a stockholder advanced funds totaling $5,359 to the Company as an unsecured short-term loan. The Company is accruing imputed interest at a rate of 6% per annum. The loan is repayable upon demand.

Total imputed interest expense included as additional paid in capital amounted to $6,106 and $0 for the nine months ended September 30, 2005 and 2004, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Forward-looking statements can be identified by the fact that they do not relate strictly to historic or current facts. They use words such as “anticipate,” “estimate,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to:

  Our expectation of continued growth in the demand for our coal;
  Our expectation that we will continue to have adequate liquidity from cash flow from operations;
  A variety of market, operational, geologic, permitting, labor and weather related factors; and
  The other risks and uncertainties which are described below under “RISK FACTORS”, including, but not limited to, the following:
  A reduction in consumption may cause our profitability to decline.
  Unanticipated mining conditions may cause profitability to fluctuate.
  Decreases in purchases of coal by our largest customers could adversely affect our revenues.
Overview

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

On September 23, 2004, we acquired a 75% interest in Heilongjiang Tong Gong Kuang Ye You Xian Gong Si ("Tong Gong"), a corporation organized and existing under the laws of the Peoples’ Republic of China, and owner of an operational coal mine located near Heihe City in the People's Republic of China, pursuant to a Purchase and Sales Agreement, dated April 5, 2004. In order to acquire 75% of Tong Gong's registered capital of RMB 33,200,000, which is equal to approximate US$4,009,662, the Company issued 400,000 shares of convertible preferred stock which is convertible into 40,000,000 shares of common stock at the ratio of 1:100, which convertible preferred stock was part of a class of 8,000,000 shares of so-called “blank check” preferred that was authorized on July 16, 2004. The 75% interest in Tong Gong was acquired from Mr. Hong Wen Li, the Company’s Chairman.  In addition to the 75% capital stock of Tong Gong, the Company acquired a 25% interest in the net profits of Tong Gong from the Harbin Green Ring Biological Degradation Products Developing Co., Ltd., a corporation organized and existing under the laws of the Peoples’ Republic of China (“Harbin Green”), and the owner of 25% of the capital stock of Tong Gong. Harbin Green is controlled by Mr. Hong Wen Li, the Company’s Chairman. Subsequently, Harbin Green assigned all of its interest in the registered capital of Tong Gong to the Company. Therefore, the Company now owns 100% interest in the registered capital of Tong Gong.

Since the acquisition of Tong Gong, the focus of our business is the operation of the Tong Gong coal mine located approximately 175 km southwest of Heihe City of Heilongjiang Province in People's Republic of China, which has estimated reserves of approximately 4 million tons. In the quarter ended September 30, 2005, the Company sold approximately 42,000 tons of coal, an increase of approximately 140% over the prior quarter. The Company currently sells 100% of its production to coal distributors. In the three months ended September 30, 2005, three customers accounted for 24%, 12% and 10%, respectively, of the Company’s revenues.

 Coal is the dominant fuel source for electric generation in China. In addition, in China coal is a significant source of energy for the industrial market and for domestic consumption. In the quarter ended September 30, 2005, coal prices increased by 20% as a result of increased demand due to the onset of colder weather as well as the closure of older coal mines for safety related reasons. As a result, the Company’s revenues increased significantly. The Company expects to increase production to meet increased demand over the next quarter. The Company sells all of its current coal production from the Tong Gong mine site directly to its customers who generally pay in full at the time of purchase. Consequently, the Company has no significant aged accounts receivables.

The Company’s cost of sales currently consists of all mining costs, which consist of all amounts classified as cost of coal sales and all depreciation, depletion and amortization attributable to mining operations. The Company expects that its cost of sales will increase as it increases production to meet expected increased demand.

The Company sells all of its current coal production directly from the Tong Gong mine site, which is located in a remote area of Heilongjiang Province. Sales and distribution expenses consist primarily of costs associated with the accommodation of the Company’s customers while purchasing and loading coal, including food and housing.

General and administrative expense consists primarily of salaries and related expenses for executive, finance, accounting, legal, information technology, facilities, and human resources personnel. These expenses decreased in the quarter ended September 30, 2005 as the Company reorganized its administrative operations and reduced personnel.

Results of Operations

Three and Nine Months Ended September 30, 2005 Compared To Three and Nine Months Ended September 30, 2004

Net Sales. Net sales for the three- and nine-months ended September 30, 2005 increased by 493% and 971% from approximately $178,000 for the three- and nine-months ended September 30, 2004 to approximately $1.1 million and $1.9 million for the three- and nine-months ended September 30, 2005. The increase in revenues is primarily due to the fact that the Company did not begin mining operations until September 2004.  Consequently, net sales for the period ended September 30, 2004 reflects only one month of operations.

Cost of sales. Cost of sales increased by 402% and 1,001% from approximately $112,000 for the three- and nine-months ended September 30, 2004 to approximately $562,000 and $1.2 million for the three- and nine-months ended September 30, 2005. The increase in cost of sales resulted from increased production. During the quarter, the Company’s production increased by approximately 140% over the quarter ended June 30, 2005. Cost of sales as a percentage of sales is higher than initially anticipated (around 50%) for fiscal year 2005. If we can successfully reduce the production cost and grow the revenues through coal sales, the cost of sales as a percentage of sales should be lower in future periods. In addition, high demand for coal in China will assist us in achieving sales growth in the future, which will further reduce the cost of sales as a percentage of sales.

Selling and distribution. Selling and distribution expenses increased from approximately $684 for the three- and nine-months ended September 30, 2004 to approximately $25,000 and $39,000 for the three- and nine-months ended September 30, 2005. The increase in selling and distribution expenses resulted from increased sales.

General and administrative. General and administrative expenses decreased by 45% and 32% from approximately $176,000 and $272,000 for the three- and nine-months ended September 30, 2004 to approximately $96,000 and $186,000 for the three- and nine-months ended September 30, 2005. The decrease in general and administrative expenses resulted from a reduction in personnel as the Company focused on increasing the efficiency of its administrative functions.

Depreciation. The Company did not begin its coal mining operations until September 2004. Consequently, the Company did not begin depreciating its assets until the following quarter.

Other Income (expenses). As a foreign joint venture company, the Company is exempt from income tax for the first two years after it is established.  In addition, for the three years subsequent to the initial two year period, the Company's tax liability is reduced by 50%.  Other income includes the amount related to this tax holiday.

Liquidity and Capital Resources

As of September 30, 2005, the Company had cash and cash equivalents of approximately $119,000, including approximately $9,000 from discontinued operations, other current assets of approximately $613,000 and current liabilities of approximately $939,000.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2005 and 2004:

	Nine Months Ended September 30
	2005	2004
Cash provided by (used in):
Operating Activities	$400,729	$586,245
Investing Activities	(326,969)	(4,568,982)
Financing Activities	(6,615)	3,958,944

                Cash provided by operating activities decreased slightly in the nine months ended September 30, 2005 as compared to the same period in 2004 primarily as a result of the repayment by a stockholder of an outstanding loan. Offset by increased net sales due to higher prices for our coal and increased production due to higher demand.

Cash used in investing activities in the nine months ended September 30, 2005 is represented largely by payments for the purchase of property and equipment.

                Cash used in financing activities decreased in the nine months ended September 30, 2005 was negligible.

 Overall, we have sufficient cash to continue our current business throughout 2005 due to an increase in sales revenue and net income. However, if we would like to acquire additional coal mine assets, we will need to rely on financing from outside sources through debt or equity transactions. Failure to obtain such financing could have a material adverse effect on our business expansion.

We do not believe that inflation has had a negative impact on our results of operation.

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

Item 3. Controls And Procedures

Quarterly Evaluation of Controls

                As of the end of the period covered by this quarterly report on Form 10-Q, we evaluated the effectiveness of the design and operation of (i) our disclosure controls and procedures ("Disclosure Controls"), and (ii) our internal control over financial reporting ("Internal Controls"). This evaluation ("Evaluation") was performed by President, Li, Hong Jun ("President") and Mr. Yu Yang, our Chief Financial Officer and principal accounting officer ("CFO"). In this section, we present the conclusions of our President and CFO based on and as of the date of the Evaluation, (i) with respect to the effectiveness of our Disclosure Controls, and (ii) with respect to any change in our Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our Internal Controls.

President and CFO Certifications

Attached to this quarterly report, as Exhibits 31.1 and 31.2, are certain certifications of the President and Chief Financial Officer, which are required in accordance with the Exchange Act and the Commission's rules implementing such section (the "Rule 13a-14(a)/15d-14(a) Certifications"). This section of the quarterly report contains the information concerning the Evaluation referred to in the Rule 13a-14(a)/15d-14(a) Certifications. This information should be read in conjunction with the Rule 13a-14(a)/15d-14(a) Certifications for a more complete understanding of the topic presented.

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

RISK FACTORS

Profitability

Our mining operations are inherently subject to changing conditions that can affect levels of production and production costs for varying lengths of time and can result in decreases in our profitability. We are exposed to commodity price risk related to our purchase of diesel fuel, explosives and steel. In addition, weather conditions, equipment replacement or repair, fires, variations in thickness of the layer, or seam, of coal, amounts of overburden, rock and other natural materials and other geological conditions can be expected in the future to have, a significant impact on our operating results. Prolonged disruption of production at our mine would result in a decrease in our revenues and profitability, which could be material. Other factors affecting the production and sale of our coal that could result in decreases in our profitability include:

  continued high pricing environment for our raw materials, including, among other things, diesel fuel, explosives and steel;

  changes in laws or regulations, including permitting requirements;

  litigation;

  work stoppages or other labor difficulties;

  labor shortages;

  changes in coal market and general economic conditions.
Environmental and Regulatory Factors

The coal mining industry in China to date has not been subject to the type and scope of regulation seen in Europe and the United States. Similarly, the electric generating industry in China, which is the most significant end-user of our coal, is not subject to the same extensive regulation experienced by electric plants in Europe or the United States. However, the possibility exists that new legislation or regulations may be adopted or that the enforcement of existing laws could become more stringent, either of which may have a significant impact on our mining operations or our customers’ ability to use coal and may require us or our customers to significantly change operations or to incur substantial costs.

We believe that our operations in China are in compliance with China's applicable legal and regulatory requirements. However, there can be no assurance that China's central or local governments will not impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures.

Electric Industry Factors

Demand for coal and the prices that we will be able to obtain for our coal are closely linked to coal consumption patterns of the electric generation industry in China, which has accounted for approximately 58% of overall coal consumption in China in recent years. These coal consumption patterns are influenced by factors beyond our control, including the demand for electricity (which is dependent to a significant extent on summer and winter temperatures and the strength of the economy); government regulation; technological developments and the location, availability, quality and price of competing sources of coal; other fuels such as natural gas, oil and nuclear; and alternative energy sources such as hydroelectric power. Any reduction in the demand for our coal by the domestic electric generation industry may cause a decline in profitability.

In addition, our ability to receive payment for coal sold and delivered depends on the creditworthiness of our customers. In general, the creditworthiness of our customers has deteriorated over the past several years. If such trends continue, our acceptable customer base may be limited.

Reserve Degradation and Depletion

Our profitability depends substantially on our ability to mine coal reserves that have the geological characteristics that enable them to be mined at competitive costs. Replacement reserves may not be available when required or, if available, may not be capable of being mined at costs comparable to those characteristics of the depleting mines. We may in the future acquire coal reserves from third parties. We may not be able to accurately assess the geological characteristics of any reserves that we acquire, which may adversely affect our profitability and financial condition. Exhaustion of reserves at the Tong Gong mine and at mines that we may acquire in the future can also have an adverse effect on operating results that is disproportionate to the percentage of overall production represented by such mines. Tong Gong mine is estimated to exhaust its mineable reserves in approximately 30 years at current production levels.

Potential Fluctuations in Operating Results — Factors Routinely Affecting Results of Operations

Our mining operations are inherently subject to changing conditions that can affect levels of production and production costs for varying lengths of time and can result in decreases in profitability. Weather conditions, equipment replacement or repair, fuel and supply prices, insurance costs, fires, variations in coal seam thickness, amounts of overburden rock and other natural materials, and other geological conditions have had, and can be expected in the future to have, a significant impact on operating results. A prolonged disruption of production at our mine would result in a decrease, which could be material, in our revenues and profitability.

Reserves – Title; Leasehold Interests

We base our reserve information on geological data assembled and analyzed by our staff, which includes various engineers and geologists, and periodically reviewed by outside firms. The reserve estimates are annually updated to reflect production of coal from the reserves and new drilling or other data received.  There are numerous uncertainties inherent in estimating quantities of recoverable reserves, including many factors beyond our control. Estimates of economically recoverable coal reserves and net cash flows necessarily depend upon a number of variable factors and assumptions, such as geological and mining conditions which may not be fully identified by available exploration data or may differ from experience in current operations, historical production from the area compared with production from other producing areas, the assumed effects of regulation by governmental agencies, and assumptions concerning coal prices, operating costs, taxes, development costs, and reclamation costs, all of which may cause estimates to vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of net cash flows expected therefrom, prepared by different engineers or by the same engineers at different times, may vary substantially. Actual coal tonnage recovered from identified reserve areas or properties, and revenues and expenditures with respect to our reserves, may vary from estimates, and such variances may be material. These estimates thus may not accurately reflect our actual reserves.

Our Tong Gong mining operation is conducted on property we lease. In addition, we may not be able to successfully negotiate new leases or mining contracts for properties containing additional reserves or maintain our leasehold interests in properties on which mining operations are not commenced during the term of the lease.

Acquisitions

We are seeking to expand our operations and coal reserves in the regions in which we operate through acquisitions of businesses and assets, including leases of coal reserves. Acquisition transactions involve inherent risks, such as:

  uncertainties in assessing the value, strengths, weaknesses, contingent and other liabilities and potential profitability of acquisition or other transaction candidates;

  the potential loss of key personnel of an acquired business;

  the ability to achieve identified operating and financial synergies anticipated to result from an acquisition or other transaction;

  problems that could arise from the integration of the acquired business;

  unanticipated changes in business, industry or general economic conditions that affect the assumptions underlying the acquisition or other transaction rationale; and

  unexpected development costs, such as those related to the development of the Little Thunder reserves, that adversely affect our profitability.

Any one or more of these factors could cause us not to realize the benefits anticipated to result from the acquisition of businesses or assets.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

31.1	Certifications of President pursuant to Section 302

31.2	Certifications of CFO pursuant to Section 302

32.1	Section 1350 Certifications of President

32.2	Section 1350 Certifications of CFO

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONGZAI INTERNATIONAL HOLDING GROUP, INC. (Registrant)

Date: November 10, 2005	By:	/s/ Li, Hong Jun
Li, Hong Jun
President