Form 10KSB
period 2005-12-31
SONGZAI INTERNATIONAL HOLDING GROUP INC
filed 2006-03-31
CIK 1145761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005      Commission File Number 333-66994

SONGZAI INTERNATIONAL HOLDING GROUP, INC.

(Name of small business issuer in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

43-1932733

(I.R.S. Employer Identification No.)

20337 Rimview Place
Walnut, California 91789
Tel: (909) 468-2840

(Address, including zip code, and telephone number,
including area code, of registrant's
principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class
Common Stock, $.01 Par Value

Check whether the issuer (1) has filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
        YES ☒ NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The issuer's revenues for the fiscal year ended December 31, 2005 were $3,170,445.

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 27, 2006 was approximately $17,280,937, based on the closing price of such stock of $0.25 on such date. The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of March 27, 2006 was 69,123,748.

Transitional Small Business Disclosure format (Check one): YES ☐ NO ☒

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED DECEMBER 31, 2005

TABLE OF CONTENTS

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this report contains predictions, estimates and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under "Risk Factors" and elsewhere in this report, and some of which we may not know. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue" or the negative of these terms or other comparable terminology.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in this report in greater detail under the heading "Risk Factors." Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management's beliefs and assumptions only as of the date of this report. You should read this annual report on Form 10-KSB and the documents that we have filed as exhibits to this annual report completely and with the understanding that our actual future results may be materially different from what we expect.

Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I

ITEMS 1. AND 2. DESCRIPTION OF BUSINESS AND PROPERTIES.

History and Organization

Songzai International Holding Group, Inc. ("SGZI", “we” or the "Company") is a company engaged in coal production by locating, assembling, assessing, permitting and developing coal properties in the PRC, or the PRC. After obtaining permits from the National Land and Resources Officer and Heilongjiang Province Economy Committee, we mine our properties for the extraction of coal minerals, and then sell most the coal on a per ton basis in cash on delivery, primarily to power plants, cement factories, whole sellers and individuals for home heating. We currently operate the Tong Gong coal mine in northern PRC, located approximately 175 km southwest of Heihe City of Heilongjiang Province.

Sonzai was incorporated in the State of Nevada on June 7, 2001, under the name Heritage Companies, Inc., and initially engaged in the on-line gift cards and related products business. The company continued to operate this business through September 2003.

On September 29, 2003, we executed a Plan of Exchange (the "Agreement"), between and among the Company, Harbin Yong Heng Ke Ji Fa Zhan You Xian Ze Ren Gong Si, a corporation organized and existing under the laws of the PRC ("Yong Heng"), the shareholders of Yong Heng (the "Yong Heng Shareholders"), and Rohit Patel, former Chairman of the Company ("Patel"). Pursuant to and at the closing of the Agreement, the Yong Heng Shareholders exchanged all their shares of capital stock for 67,000,000 shares of common stock of the Company, or 98.4% of the Company’s then to be outstanding common stock, and Mr. Patel returned his 1,188,088 shares of common stock to the Company for cancellation for a payment of $450,000. Upon completion of the exchange, Yong Heng became a wholly-owned subsidiary of the Company. We filed a report on Form 8-K with the Securities and Exchange Commission on September 30, 2003 reporting the acquisition. On November 5, 2003, the Company changed its name from Heritage Companies, Inc. to Songzai International Holding Group, Inc.

On September 23, 2004, we acquired a 75% interest in Heilongjiang Tong Gong Kuang Ye You Xian Gong Si ("Tong Gong"), a corporation organized and existing under the laws of the PRC, and owner of an operational coal mine located near Heihe City in the PRC, pursuant to a Purchase and Sales Agreement, dated April 5, 2004. In order to acquire 75% of Tong Gong's registered capital of RMB 33,200,000, which is equal to approximate $4,009,662, the Company issued 400,000 shares of convertible preferred stock which is convertible into 40,000,000 shares of common stock at the ratio of 1:100, which convertible preferred stock was part of a class of 8,000,000 shares of so-called “blank check” preferred that was authorized on July 16, 2004. The 75% interest in Tong Gong was acquired from Hongwen Li, the Chairman and Chief Executive officer of the Company. In addition to the 75% capital stock of Tong Gong, we acquired a 25% interest in the net profits of Tong Gong from the Harbin Green Ring Biological Degradation Products Developing Co., Ltd., a corporation organized and existing under the laws of the PRC (“Harbin Green”), and the owner of 25% of the capital stock of Tong Gong. Harbin Green is controlled by Hongwen Li. In November 2004, Harbin Green assigned all of its interest in the registered capital of Tong Gong to the Company. Therefore, we now own 100% or the equity interests in the registered capital of Tong Gong.

Our on-line gift cards and related products business activity was terminated in October of 2004. This termination was effected by discontinuing the operations of the Company’s Yong Heng subsidiary. Such subsidiary had not earned any revenue since the quarter ended September 30, 2004.  On December 28, 2005, pursuant to a Purchase and Sale Agreement, the Company sold 100% interest in its subsidiary - Yong Heng to a third party at the consideration of $241,000, the Company recorded a gain of $107,798 on the sale.

The Company is a fully-reporting 1934 Act company, with the Company's common stock quoted on the National Association of Securities Dealers Over-the-Counter Bulletin Board ("OTCBB") under the trading symbol "SGZI."

The Tong Gong Coal Mine

Initial exploration of the Tong Gong Coal Mine dates back to 1958-1959 when geological surveys performed by Provincial Geology and Mineral Bureau teams. A regional geologic survey was conducted in 1972-1974 to determine coal bearing stratigraphy. An exploratory drilling program was undertaken in 1986 and continued through 1991. The Tong Gong coal mine was originally established in 1995 under the name Jinchang Coal Mine, and produced coal from 1996 through 1998. Tong Gong purchased the mining rights for the Jinchang Coal Mine in June of 2004 from Hongwen Li and renamed the mine Tong Gong Coal Mine.

The Tong Gong Coal Mine is located in the western slope of the Xiaoqinganling Mountain in northern PRC. The mine is accessible by both railway and public roads. The coal reserves are located in the middle of the Heibaoshan-Muer coal basin, as secondary sedimentary basin. Several faults occur in, and define the coal fields with throws ranging from 20 meters to 270 meters. Coal bearing strata in the mine area are contained in the Jiufengshan Group.

There are two coal seams in the mine area. Based on information as of December 31, 2005 from John T. Boyd Company, mining and geological consultants, as well as core drillings and surface exploration as well as mine maps, management estimates that the Tong Gong Coal Mine has in-place resources in excess of 3 million tons. In-place resources include proven and probably product reserves, as well as product that is not currently mineable. The first seam is the stratigraphically lowest seam and is 2 meters to 5 meters thick and typically contains two to three partings. The other seam overlies the first seam and is thin and split and is generally not considered to be mineable. Reserves in the mine are only considered from the first seam. Based on information as of December 31, 2005 from John T. Boyd Company, as well as core drillings and surface exploration as well as mine maps, management estimates that there is in excess of 1.53 million tons of reserves, 1.36 million tons of which are proven and the remainder of which are probable. Management believes that the reserve estimates have been classified in accordance with the Securities and Exchange Commission’s Industry Guide 7.

Our Mining Facilities

The Tong Gong Coal Mine was rehabilitated for production in mid-2004 and hoisting equipment, slopes, surface facilities and mining equipment were then refurbished or replaced. Hongwen Li paid approximately $456,000 in equipment replacement and refurbishment costs. The Company reimbursed Hongwen Li for all of such expenses during 2005. We also incurred approximately $600,000 of additional equipment purchase expenses in 2005.

The longwall coal mining method employed at the Tong Gong Coal Mine, typical for the Chinese coal mining industry, uses longwall panels and retreating face methods to produce approximately 80%-90% of the mine’s output. Incline development and longwall gate entries account for the remaining output. The general mine layout is a series of longwall panels extending from the left and right of three parallel inclines. The inclines currently extend for approximately 1,100 meters following the coal seam. The main incline houses compressed air lines, telephone and signal lines, high voltage cable and rail for hoisting operations. A service incline houses surface water supplies for fire fighting and underground water discharge lines. A secondary parallel intake incline adjacent to the main incline assists in ventilation. Longwall panels extend from the inclines to the reserve boundaries defined by property limits or geological features. The entire main block reserve area is currently recovered from the present inclines and planned extensions.

The longwall technique in use at the mine is semi-mechanized sublevel caving. It consists of single hydraulic supports and a small capacity AFC with a 40 kilowatt motor. Drilling and blasting methods are used to break up the coal face and sublevel caving recovers the remaining coal. As the face line retreats along the strike of a seam, the roof strata collapses and allows the coal face to operate under manageable stresses. Sublevel caving techniques are widely used in the PRC.

All raw coal is hand loaded in the AFC and transported down the face line by a chain convey or by coal cars. Rock material is used for floor ballast with the excess sent to the surface for disposal. The mine is equipped with a 2 meter-diameter hoist that is capable of hoisting eight coal cars, each with a 1 ton capacity. Hoisting capacity based on 14 hour days and 330 operating days a year is 150,000 tons per year, which is the maximum capacity for which the mine currently has regulatory clearance. Higher levels of hoisting output are possible if additional hoisting hours are utilized. Two air compressors are provided for underground air tool use. Diesel locomotives, 3 and 5 ton capacity, are used for underground haulage. We receive our electrical power from PRC controlled power lines as well as local power lines. Power is supplied to underground workings through a high voltage cable.

Normal water inflow into the mine is controlled by three multistage centrifugal pumping units and dual discharge lines. During high water periods all three pumps can be utilize. The mine’s ventilation system includes an exhaustive fan on the surface of the main incline. Auxiliary fans are used as needed. The present mine fan is capable of satisfying projected ventilation demands. We plan to purchase an additional water pump, but we do not believe that additional material water removal costs will be material in the next 12 months.

The mine is expected to generate approximately 20,000 tons of waste rock annually including ash and boiler slag. We currently store the waste rock in a temporary stockpile near the pit mouth. In time, as opportunities for disposal are identified, the waste rock we propose to transport waste rock by truck to alternative disposal sites such as road paving, industrial site base material, backfilling low-lying areas for land reclamation, backfilling surface subsidence depressions, etc. We believe that disposal costs will not be material.

The mine operates 330 working days per year, with three coal mining shifts operating per day. Mine design capacity is 150,000 to 200,000 tons per year based on our available hoisting capacity and mine operating conditions. Coal output typically ranges from 150 to 200 raw tons per shift.

The usable life of equipment in the mine, which was replaced or refurbished in 2004, is approximately 10-15 years. We may acquire additional driving belts and up to four diesel trailers in order to increase our operating efficiency, but we do not believe that there will be any required material equipment purchase costs in the next 12 months.

Our Administrative Facilities

Our principle headquarters are located in an approximately 36,000 square foot facility in Harbin, China. The Company has no written agreement or formal arrangement pertaining to the use of this space and currently pays no rent. These headquarters house all of our administrative and clerical staff. If necessary, we believe that we would be able to find replacement office space without unreasonable expense or delay.

We also have an operating office located at the Tong Gong Coal Mine that has a total area of approximately 32,000 square feet. Most mining operations are controlled from this office and housing is provided for mine workers. We do not own the land on which this office is located, but we currently pay no rent for use of this space. We have no written agreement or formal arrangement pertaining to the use of this space, but we believe that use of the land and office space is authorized by the Coal Production Right Permit. No other businesses operate from this office. If necessary, we believe that we would be able to find replacement office space without unreasonable expense or delay.

We have no current plans to occupy other or additional office space. We do, however, intend to acquire one or more additional mines located on the same property as its existing mine.

Demand for Coal in the PRC

Coal is one of the world's most abundant, efficient and affordable natural resources, and is used primarily as fuel for the generation of electricity steel and cement making. According to a July 2005 report issued by the Energy Information Administration, or EIA, a division of the United Stares Department of Energy, coal consumption in the PRC is expected to increase from approximately 1.4 billion short tons in 2002, to 2.3 billion in 2010, 2.7 billion in 2015, 3 billion in 2020 and 3.2 billion in 2025. We believe that the increased construction in the PRC to meet the needs for 2008 Olympic Games in Beijing has also increased the demand for steel and cement, which requires more coal as energy source.

According to the EIA, “limited supply of export coal is the primary explanation given for the substantial rise in coal prices (both steam and coking). Some of the factors that restrained supply during 2004 included (1) substantial shipping delays at Australian coal ports, as expansions in port infrastructure have not kept pace with the recent surge in the PRC’s demand for iron ore and coking coal; (2) reduced exports of steam coal out of South Africa, mostly due to rail-related shipping delays; and (3) reduced exports and increased imports of coking coal by the PRC. Relative to 2003, the PRC imported an additional 4 million tons of coking coal in 2004 and exported 8 million tons less. Other factors affecting coal export prices in 2003 and 2004 were the effects of higher freight rates on international coal markets, increasing concentration in the ownership of coal export supply, and increasing importance of coal-on-gas competition in international power supply.”

Regulatory Considerations

The land on which the Tong Gong Coal Mine is located, as well as the land on which most of our mining facilities is located and all mineral rights, are owned by the PRC. We operate the Tong Gong Coal Mine pursuant to a Coal Production Right Permit issued by the Heilongjiang Province Economy Committee and the National Land and Resources Officer. The Coal Production Right Permits provide authorization for the Company to mine up to 150,000 tons of coal per year in a 1.1193 square kilometer area, which comprises the entire area of the mine. The effective period of the current Coal Production Right Permits extend until April  2015. We own the mining equipment and other physical assets of the mine.

The coal industry in the PRC operates under significantly less developed regulatory regime governing mining and mine safety activities than that in the United States. However, more attention has been paid by the regulators in recent years; more than 10,000 small-size coal mines were forced to close for safety consideration by the central government in 2005, which, in turn, shifts the supply curve further up and drives the coal price higher. We were granted a Certificate of Safety Production by the Heilongjiang Coal Safety Inspection Bureau in February 2006.

We believe that the Coal Production Right Permits, together with the Certificate of Safety Production, are the only authorizations or permits that we currently require to operate the Long Gong Coal Mine. See “Risk Factors.”

Environmental Law Compliance

The coal mining industry in China to date has not been subject to the type and scope of regulation seen in Europe and the United States. We have planned several actions to minimize the impact of the mine’s operation on the surrounding area and to comply with existing government standards:

  Install water sprays at coal loading and transfer sites to suppress fugitive dust.
  Install noise reduction boards to minimize noise level of surface fan operation.
  Install a dust removal chamber between the boiler house and chimney house to reduce dust emissions.
  Plant trees and vegetation around the industrial site.
  Construct settling ponds for mine water discharge prior to release into the river.

We believe that the aggregate cost of satisfying the requirements listed above is currently approximately $45,000. Although there is no specific time period in which we must satisfy these items, we are subject to governmental review on an annual basis. We are not aware of any required governmental permits regarding environmental law or rule compliance. The possibility exists that new legislation or regulations may be adopted or that the enforcement of existing laws could become more stringent. We will make all reasonable efforts to comply with both existing and any new applicable regulations, either of which may have a significant impact on our mining operations.

Our Products

There are four types of coal: lignite, sub-bituminous, bituminous and anthracite. Each has characteristics that make it more or less suitable for different end uses. In general, coal of all geological composition is characterized by end use as either "steam coal" or "metallurgical coal," sometimes known as "met coal." Steam coal is used by electricity generators and by industrial facilities to produce steam, electricity or both. Metallurgical coal is refined into coking coal, which is used in the production of steel. Heat value and sulfur content, the two most important coal characteristics, determine the best end use of particular types of coal. The heat value of coal is commonly measured in Btu per pound of coal. Sulfur content can vary from seam to seam and sometimes within each seam. Coal combustion produces sulfur dioxide, the amount of which varies depending on the chemical composition and the concentration of sulfur in the coal. Also, ash is the inorganic residue remaining after the combustion of coal. As with sulfur content, ash content varies from seam to seam. Ash content is an important characteristic of coal because electric generating plants must handle and dispose of ash following combustion. Moisture content of coal varies by the type of coal, the region where it is mined and the location of coal within a seam. In general, high moisture content decreases the heat value and increases the weight of the coal, thereby making it more expensive to transport. Moisture content in coal, as sold, can range from approximately 5% to 30% of the coal's weight. When some types of coal are super-heated in the absence of oxygen, they form a hard, dry, caking form of coal called "coke." Steel production uses coke as a fuel and reducing agent to smelt iron ore in a blast furnace.

The Tong Gong Coal Mine production is sold on a raw product basis. The raw coal stream is screened to produce sized products sold as steam coal for power generation, cement rotary kilns and other industrial and home heating uses. A typical breakdown and use of the size fractions are:

Coal Size	Market

+50 mm	Home use and local factories
50 mm to 25 mm	Local industrial
25 mm to 0 mm	Steam coal

The mine is currently screening product at 250 mm with manual hand-cleaning to remove larger impurities. To the extent practicable, coal is selectively separated from the parting bands during the mining process to minimize product contamination.

We have also recently completed the final phase of testing on a new environmentally-friendly briquette for use in both industrial and consumer applications. However, we have not begun production or marketing of the new product. We believe that the new briquette produces higher calories per kilogram ("cpk") and burns longer than the existing briquette introduced by the Environmental Protection Bureau of Harbin, China. The current briquette, though environmentally-friendly, does not produce enough calories for industrial use and is generally used for residential heating. We currently anticipate that we will begin to market this new product within the next 9-12 months.

We had no research and development cost in 2004, but had research and development expenses in 2005 of approximately $32,000, primarily related to development of our new environmentally-friendly briquette. We currently have no plans for additional research and development activities and do not anticipate any further material research and development costs.

We have no material patents, licenses or other intellectual property.

Our Distribution Methods

We sell our coal on a per ton basis in cash on delivery, primarily to power plants, cement factories, whole sellers and individuals for home heating. Industrial and home use coal is sold directly to customers at the mine, and the buyer provides required transportation. We currently require that most of our customers pay for their coal purchases in advance, and we rarely extend credit to customers due to high demand for coal.  We currently are not required to provide distribution or delivery services in order to meet the demand for industrial or home use coal.   Once our coal is extracted, is it typically picked up immediately by customers or loaded immediately for delivery to customers so we do not currently maintain an inventory or extracted coal products.  Steam coal is trucked approximately 15 kilometers to the nearest rail siding and sold f.o.b. railcar. The railroad was extended in 2005 and now passes within 500 meters of the mine. In October 2004, a siding was installed with direct access from the mine via belt conveyor, and the cost of trucking our product to railcar was substantially reduced.

We currently do not have any material long term supply contracts. We intend to avoid long-term contracts because we believe coal prices will continue to increase during the next 12 months and we wish to maintain the flexibility to raise prices in the future. Coal price increased by 38% in the PRC during 2004 and 46% during 2005.  We sold approximately $425,177 or our products, representing in aggregate 15% of sales in 2005, to one customer and two customers accounted for approximately $181,694 and $298,127 of sales, respectively, representing in aggregate 58% of sales in 2004. At December 31, 2005 and 2004, accounts receivable from these customers totaled $0 and $163,043 respectively. Due to the increased demand for coal, our customers are currently required to pre-pay for their purchases of coal and we no longer extend credit to any of our customers.

Competition

There are many coal producers and coal mines in the area in which we operate. However, the demand for coal currently exceeds the supply so we do not face any meaningful competition for the sale of our coal.

Employees

The Company currently employs approximately 306 employees, all of whom are employed full-time.

RISK FACTORS

Our business is subject to certain risks, and we want you to review these risks while you are evaluating our business and our historical results. Please keep in mind, that any of the following risks discussed below and elsewhere in this Annual Report could materially and adversely affect us, our operating results, our financial condition and our projections and beliefs as to our future performance. As such, our results could differ materially from those projected in our forward-looking statements. Additional risks and uncertainties not currently known to us or those we currently deem to be immaterial may also materially and adversely affect our business.

RISKS RELATED TO OUR BUSINESS

Our mining operations are inherently subject to changing conditions that can affect our profitability.

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

The land on which the Tong Gong Coal Mine is located, as well as the land on which most of our mining facilities is located and all mineral rights, are owned by the PRC. We operate the Tong Gong Coal Mine pursuant to a Coal Production Right Permit issued by the Heilongjiang Province Economy Committee. The Coal Production Right Permit provides authorization for the Company to mine up to 150,000 tons of coal per year in a 1.1193 square kilometer area, which comprises the entire area of the mine. The effective period of the current Coal Production Right Permit is from January 25, 2006 through April 30, 2015. Any material change or revocation in the permit by the PRC or the Heilongjiang Province Economy Committee could materially and adversely affect our operations and financial condition.

Our operations may become subject to regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our company.

The coal mining industry in China to date has not been subject to the type and scope of regulation seen in Europe and the United States. Similarly, the electric generating industry in China, which is the most significant end-user of our coal, is not subject to the same extensive regulation experienced by electric plants in Europe or the United States. However, management believes that the PRC government has recently become increasingly concerned with workplace safety and environmental issues, particularly in light of several recent accidental explosions in coal mines due to poor internal safety measures.  Therefore, the possibility exists that new legislation or regulations may be adopted or that the enforcement of existing laws could become more stringent, either of which may have a significant impact on our mining operations or our customers’ ability to use coal and may require us or our customers to significantly change operations or to incur substantial costs.  In fact, the PRC government has recently announced that private mines that do not comply with safety standards may be subject to closure.

We believe that our operations in the PRC are in compliance with applicable legal and regulatory requirements. However, there can be no assurance that the central or local governments in the PRC will not impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures.

Demand for coal and coal prices are closely linked to consumption patterns of the electric industry in China. Any changes in consumption patterns could affect our operations and profitability.

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

If transportation for our coal becomes unavailable or uneconomic for our customers, our ability to sell coal could suffer.

Transportation costs represent a significant portion of the total cost of coal and, as a result, the cost of transportation is a critical factor in a customer’s purchasing decision. Increases in transportation costs could make coal a less competitive source of energy or could make some of our operations less competitive than other sources of coal.

Our future success depends upon our ability to continue acquiring and developing coal reserves that are economically recoverable.

Our recoverable reserves decline as we produce coal. We may not be able to mine all of our reserves as profitably as we do at our current operations. Our profitability depends substantially on our ability to mine coal reserves that have the geological characteristics that enable them to be mined at competitive costs. Replacement reserves may not be available when required or, if available, may not be capable of being mined at costs comparable to those characteristics of the depleting mines. We may in the future acquire coal reserves from third parties. We may not be able to accurately assess the geological characteristics of any reserves that we acquire, which may adversely affect our profitability and financial condition. Exhaustion of reserves at the Tong Gong mine and at mines that we may acquire in the future can also have an adverse effect on operating results that is disproportionate to the percentage of overall production represented by such mines. Tong Gong mine is estimated to exhaust its mineable reserves in approximately 30 years at current production levels.

Risks inherent to mining could increase the cost of operating our business.

Our mining operations are subject to conditions beyond our control that can delay coal deliveries or increase the cost of mining at particular mines for varying lengths of time. These conditions include weather and natural disasters, unexpected maintenance problems, key equipment failures, variations in coal seam thickness, variations in the amount of rock and soil overlying the coal deposit, variations in rock and other natural materials and variations in geologic conditions.

Our estimates of coal reserves are based on estimates that may not be correct.

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

If we are unable to expand our operations through acquisitions of other business or assets, our profitability may be negatively affected.

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
  unanticipated changes in business, industry or general economic conditions that affect the assumptions underlying the acquisition or other transaction rationale; and
  unexpected development costs, that adversely affect our profitability.

In addition, we may not be able to successfully negotiate new leases or mining contracts for properties containing additional reserves or maintain our leasehold interests in properties on which mining operations are not commenced during the term of the lease.

Our ability to operate our company effectively could be impaired if we lose key personnel or fail to attract qualified personnel.

We manage our business with a number of key personnel, the loss of a number of whom could have a material adverse effect on us. In addition, as our business develops and expands, we believe that our future success will depend greatly on our continued ability to attract and retain highly skilled and qualified personnel. We cannot assure you that key personnel will continue to be employed by us or that we will be able to attract and retain qualified personnel in the future. We do not have “key person” life insurance to cover our executive officers. Failure to retain or attract key personnel could have a material adverse effect on us.

RISKS RELATED TO DOING BUSINESS IN CHINA

Our operations are primarily located in China and may be adversely affected by changes in the policies of the Chinese government.

The political environment in the PRC may adversely affect the Company’s business operations. The PRC has operated as a socialist state since 1949 and is controlled by the Communist Party of China. In recent years, however, the government has introduced reforms aimed at creating a “socialist market economy” and policies have been implemented to allow business enterprises greater autonomy in their operations. Changes in the political leadership of the PRC may have a significant effect on laws and policies related to the current economic reforms program, other policies affecting business and the general political, economic and social environment in the PRC, including the introduction of measures to control inflation, changes in the rate or method of taxation, the imposition of additional restrictions on currency conversion and remittances abroad, and foreign investment. These effects could substantially impair the Company’s business, profits or prospects in China. Moreover, economic reforms and growth in the PRC have been more successful in certain provinces than in others, and the continuation or increases of such disparities could affect the political or social stability of the PRC.

The Chinese government exerts substantial influence over the manner in which the company must conduct its business activities.

The PRC only recently has permitted greater provincial and local economic autonomy and private economic activities. The government of the PRC has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in the PRC or particular regions thereof, and could require the Company to divest the interests it then holds in Chinese properties or joint ventures. Any such developments could have a material adverse effect on the business, operations, financial condition and prospects of the Company.

Future inflation in China may inhibit economic activity and adversely affect the Company’s operations.

In recent years, the Chinese economy has experienced periods of rapid expansion and within which some years with high rates of inflation and deflation, which have led to the adoption by the PRC government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. While inflation has moderated since 1995, high inflation may in the future cause the PRC government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby adversely affect the Company’s business operations and prospects in the PRC.

We may be restricted from freely converting the Renminbi to other currencies in a timely manner.

The Renminbi is not a freely convertible currency at present. The Company receives all of its revenue in Renminbi, which may need to be converted to other currencies, primarily U.S. dollars, and remitted outside of the PRC. Effective July 1, 1996, foreign currency “current account” transactions by foreign investment enterprises, including Sino-foreign joint ventures, are no longer subject to the approval of State Administration of Foreign Exchange (“SAFE,” formerly, “State Administration of Exchange Control”), but need only a ministerial review, according to the Administration of the Settlement, Sale and Payment of Foreign Exchange Provisions promulgated in 1996 (the “FX regulations”). “Current account” items include international commercial transactions, which occur on a regular basis, such as those relating to trade and provision of services. Distributions to joint venture parties also are considered a “current account transaction.” Other non-current account items, known as “capital account” items, remain subject to SAFE approval. Under current regulations, the Company can obtain foreign currency in exchange for Renminbi from swap centers authorized by the government. The Company does not anticipate problems in obtaining foreign currency to satisfy its requirements; however, there is no assurance that foreign currency shortages or changes in currency exchange laws and regulations by the Chinese government will not restrict the Company from freely converting Renminbi in a timely manner. If such shortages or change in laws and regulations occur, the Company may accept Renminbi, which can be held or re-invested in other projects.

Future fluctuation in the value of the Renminbi may negatively affect the Company’s ability to convert its return on operations to U.S. dollars in a profitable manner and its sales globally.

Until 1994, the Renminbi experienced a gradual but significant devaluation against most major currencies, including U.S. dollars, and there was a significant devaluation of the Renminbi on January 1, 1994 in connection with the replacement of the dual exchange rate system with a unified managed floating rate foreign exchange system. Since 1994, the value of the Renminbi relative to the U.S. Dollar has remained stable and has appreciated slightly against the U.S. dollar. Countries, including the U.S., have argued that the Renminbi is artificially undervalued due to China’s current monetary policies and have pressured China to allow the Renminbi to float freely in world markets.

We may be unable to enforce our rights due to policies regarding the regulation of foreign investments in China.

The PRC’s legal system is a civil law system based on written statutes in which decided legal cases have little value as precedents, unlike the common law system prevalent in the United States. The PRC does not have a well-developed, consolidated body of laws governing foreign investment enterprises. As a result, the administration of laws and regulations by government agencies may be subject to considerable discretion and variation, and may be subject to influence by external forces unrelated to the legal merits of a particular matter. China’s regulations and policies with respect to foreign investments are evolving. Definitive regulations and policies with respect to such matters as the permissible percentage of foreign investment and permissible rates of equity returns have not yet been published. Statements regarding these evolving policies have been conflicting and any such policies, as administered, are likely to be subject to broad interpretation and discretion and to be modified, perhaps on a case-by-case basis. The uncertainties regarding such regulations and policies present risks that the Company will not be able to achieve its business objectives. There can be no assurance that the Company will be able to enforce any legal rights it may have under its contracts or otherwise.

Risks from the recent outbreak of severe acute respiratory syndrome in various parts of mainland China, Hong Kong and elsewhere.

Since early 2003, Mainland China, Hong Kong and certain other countries, largely in Asia, have been experiencing an outbreak of a new and highly contagious form of atypical pneumonia, now known as severe acute respiratory syndrome, or SARS. This outbreak has resulted in significant disruption to the lifestyles of the affected population and business and economic activity generally in the affected areas. Areas in Mainland China that have been affected include areas where the Company has business and management operations. Although the outbreak is now generally under control in China, the Company cannot predict at this time whether the situation may again deteriorate or the extent of its effect on the Company’s business and operations. The Company cannot assure that this outbreak, particularly if the situation worsens, will not significantly reduce the Company’s hotel and travel related revenues, disrupt the Company’s staffing or otherwise generally disrupt the Company’s operations, result in higher operating expenses, severely restrict the level of economic activity generally, or otherwise adversely affect products, services and usage levels of the Company’s services in affected areas, all of which may result in a material adverse effect on the Company’s business and prospects.

RISKS RELATED TO CORPORATE AND STOCK MATTERS

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

Our company has a limited operating history and must be considered in the development stage. Our company’s operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

All of our directors and officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

All of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to effect service of process on our directors or officers, or enforce within the United States or Canada any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them. In addition, investors may not be able to commence an action in a Canadian court predicated upon the civil liability provisions of the securities laws of the United States. The foregoing risks also apply to those experts identified in this prospectus that are not residents of the United States.

If we issue additional shares in the future this may result in dilution to our existing stockholders.

Our Certificate of Incorporation authorizes the issuance of 1,000,000,000 shares of common stock and 8,000,000 shares of preferred stock. Our Board of Directors have the authority to issue additional shares up to the authorized capital stated in the certificate of incorporation. Our Board of Directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. Further, any such issuance may result in a change of control of our corporation.

The authorized preferred stock constitutes what is commonly referred to as "blank check" preferred stock. This type of preferred stock allows the Board of Directors to divide the preferred stock into series, to designate each series, to fix and determine separately for each series any one or more relative rights and preferences and to issue shares of any series without further stockholder approval. Preferred stock authorized in series allows our Board of Directors to hinder or discourage an attempt to gain control of us by a merger, tender offer at a control premium price, proxy contest or otherwise. Consequently, the preferred stock could entrench our management. In addition, the market price of our common stock could be materially and adversely affected by the existence of the preferred stock.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

NASD sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Stockholders Should Have No Expectation Of Any Dividends.

The holders of our common stock are entitled to receive dividends when, as and if declared by the board of directors out of funds legally available therefore. To date, we have not declared nor paid any cash dividends. The board of directors does not intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in our business operations.

ITEM 3. LEGAL PROCEEDINGS

The Company has been threatened with litigation arising from contracts with financial consultant Greentree Financial Group, Inc. (“Greentree”). Greentree contends the Company breached agreements to provide compensation for financial services rendered. The Company claims Greentree never provided the services for which it now seeks compensation. Greentree claims damages in an amount exceeding $200,000 but, to the Company’s knowledge, has not filed a lawsuit.

We know of no other material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the National Association of Securities Dealers OTC Bulletin Board under the symbol "SGZI.OB". As of March 27, 2006, we had approximately 899 holders of record and 69,123,748 shares of common stock outstanding. Presented below is the high and low bid information of SGZI's common stock for the periods indicated. The source of the following information is MSN Money. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

OTC Bulletin Board (1)(2)
	SGZI COMMON STOCK
	HIGH	LOW
FISCAL YEAR ENDING DECEMBER 31, 2005:
First Quarter	$.46	$.15
Second Quarter	$.40	$.15
Third Quarter	$.45	$.16
Fourth Quarter	$.50	$.14
FISCAL YEAR ENDING DECEMBER 31, 2004:
First Quarter	$1.70	$.20
Second Quarter	$1.35	$.61
Third Quarter	$.88	$.30
Fourth Quarter	$.85	$.33

(1)        Our common stock began being quoted for trading on the OTC Bulletin Board in October 2003.
(2)        Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our common shares are issued in registered form. Stacie Banks of Interwest Transfer Company, Inc (Telephone: 801-272-9294; Facsimile: 801-277-3147) is the registrar and transfer agent for our common shares.

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

RECENT SALES OF UNREGISTERED SECURITIES

None

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2005 with respect to compensation plans, under which securities are authorized for issuance, aggregated as to (i) compensation plans previously approved by stockholders, and (ii) compensation plans not previously approved by stockholders.

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (a))
Equity compensation plans approved by security holders	0	$0.00	0
Equity compensation plans not approved by security holders	50,000	$0.25	0
Total	50,000(1)	$0.25	0

(1)         Of these options, warrants and rights, 50,000 were granted to SGZI’s legal counsel with an exercise price equal to the fair market value of SGZI’s common stock as of the effective date of the company’s retainer agreement with such counsel. For purposes of determining the fair market value of SGZI’s common stock as of the effective date, fair market value was calculated based on the closing sale price of one share of SGZI Common Stock on the OTC Bulletin Board on the last trading day prior to the date of the execution of the retainer agreement.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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
  Decreases in purchases of coal by our largest customers could adversely affect our revenues.
Results of Operations

Year Ended December 31, 2005 Compared To Year Ended December 31, 2004

Year Ended December 31	2005		2004
	$	%	$	%
Sales	3,170,445	100%	819,761	100%
Gross Profit	1,020,091	32%	276,674	34%
Operating Expenses	410,583	13%	460,478	56%
Income from Operations	609,508	19%	(183,804)	-22%
Other Income (Expenses)	8,244	0.3%	2,406	0.3%
Net Income	725,550	23%	(320,240)	-39%

We commenced coal mining operations in September 2004 and discontinued the on-line gift cards and related products business. As a result, comparison of our results of operations in 2004, during which year we had only three months of coal mining results, and 2005 may not be meaningful.

Net Sales. Net sales for 2005, our first full year of coal mining operations, were approximately $3.2 million, while our net sales in 2004 were approximately $820,000. The increase in revenues is primarily due to the increased period of coal mining operations together with an increase in coal price from $16 per ton to $30 per ton at year end 2004 and 2005, respectively, in the PRC.  From the statistics published by the China Development and Revolution Committee, at the beginning of 2005 there were approximately 26,000 legal coal mines in the PRC and the government was planning to close approximately 5,000 coal mines in total. As of the end of 2005, approximately 2,000 coal mines were closed and the government announced that the rest of the coal mines will be closed during 2006. As a result, the aggregate output of coal decreased during 2005, which contributed to the increase in coal prices.

Cost of sales. Our cost of sales currently consists of cost of coal sales and all depreciation, depletion and amortization attributable to mining operations. Cost of sales increased from approximately $543,000 during 2004 to approximately $2.2 million for 2005. The increase in cost of sales resulted from increased production during our first full year of operations. Our cost of sales will continue to increase as we increases production to meet expected increased demand.

Cost of sales as a percentage of sales was approximately 68% for 2005 and was approximately 66% during 2004. We believe the price of coal in the PRC will continue to rise over the next 12 months and that we will be able to reduce the cost of sales as a percentage of sales.

Selling and distribution. Selling and distribution expenses consist primarily of costs associated with the accommodation of the Company’s customers while purchasing and loading coal, including food and housing. Selling and distribution expenses were approximately $4,510 in 2004 and approximately $86,000 for 2005. The increase in selling and distribution expenses resulted from increased sales and the longer period of coal mining operations.

General and administrative. General and administrative expense consists primarily of salaries and related expenses for executive, finance, accounting, legal, information technology, facilities and human resources personnel. General and administrative expenses decreased from approximately $455,000 in 2004 to approximately $314,000 in 2005. The decrease in general and administrative expenses resulted from a reduction in personnel as the Company focused on increasing the efficiency of its administrative functions. In addition, we paid legal and consultancy fees of approximately $320,000 in 2004, while similar fees in 2005 were only approximately $25,000.

Depreciation. Depreciation increased from approximately $1,200 for 2004 to approximately $11,000 for 2005 as the Company did not begin its coal mining operations until September 2004.

Other Income (expenses). As a foreign joint venture company in the PRC, we are exempt from income tax for the first two years after our date of establishment. In addition, for the three years subsequent to the initial two year period, our tax liability is reduced by 50%. Other income includes the amount related to this tax holiday. Our other income was not material in either 2004 or 2005.

Discontinued Operations. We discontinued the on-line gift cards and related products business previously conducted by our Yong Heng subsidiary in 2005 and sold the subsidiary in December 2004. Our discontinued operations lost approximately $79,000 in 2004, but we generated a gain from the disposal of the subsidiary of approximately $108,000.

Liquidity and Capital Resources

As of December 31, 2005, the Company had cash and cash equivalents of approximately $82,000, other current assets of approximately $777,000 and current liabilities of approximately $1 million.

The following is a summary of cash provided by or used in each of the indicated types of activities during year ended December 31, 2005 and 2004:

	Year Ended December 31
	2005	2004
Cash provided by (used in):
Operating Activities	$1,538,659	$106,597
Investing Activities	(867,434)	(4,724,245)
Financing Activities	(628,123)	4,615,137

Cash provided by operating activities increased during 2005 compared to 2004 primarily as a result of the increased period of coal mining operations and increased sales, and were augmented by the repayment by a stockholder of an outstanding loan, gain on disposal of discontinued operations and higher prices for our coal.

Cash used in investing activities during 2004 was primarily related to the acquisition of a subsidiary which operates a coal mine located near Heihe City in the PRC. Cash used in investing activities for 2005 was primarily related to capital expenditures such as the purchase of approximately $600,000 of additional mining equipment, most of which has a 10-15 year usable life, as well as construction of our office building and a ventilation incline in the mine.  In addition, we paid approximately $250,000 for the using right for mining as the intangible assets of the company and has acquired the Coal Production Right Permit from the PRC Government as the result of payment. The effective period of the current Coal Production Right Permit extends until April 2015. We own the mining equipment and other physical assets of the mine.

Cash used in financing activities in 2005 was related to the repayment of loan by a stockholder as Tong Gong Coal Mine was rehabilitated for production in mid-2004 and hoisting equipment, slopes, surface facilities and mining equipment were then refurbished or replaced. The stockholder paid for the equipment replacement and refurbishment costs.  Cash received from financing activities in 2004 was primarily related to the issuance of securities in connection with the acquisition of the Tong Gong Coal Mine.

We believe we have sufficient cash to continue our current business throughout 2005 due to increased sales revenue and net income. We do not believe that we will be required to make any material capital expenditures in 2005. We may elect to purchase additional equipment in order to increase efficiency, such as additional driving belts and up to four diesel trailers, at an approximate cost of $350,000, and additional water pumps and electrical machinery, at an approximate cost of $45,000, but such purchases will be made using cash generated from operations. In addition, if we would like to acquire additional coal mine assets, we will finance such acquisitions through the issuance of debt or equity securities. Failure to obtain such financing could have a material adverse effect on our business expansion.

We believe that we have successfully developed a new environmentally-friendly briquette for use in both industrial and consumer applications. This new briquette will be produced utilizing our proprietary technology from byproducts and wastes of coal production, crude oil production and other materials. We anticipate that we will commence production of this new product within the next 12-18 months following construction of production facilities. We believe that the cost of construction facilities will require capital expenditure of approximately $20,000, which will be financed through cash generated through operations.

We do not anticipate any additional material research and development expenses during the next 12 months.

We do not believe that inflation had a significant negative impact on our results of operation during 2005.

Critical Accounting Policies and Estimates

 We suggest that our significant accounting policies, as described in or consolidated financial statements in the Summary of Significant Accounting Policies, be read in conjunction with this Management's Discussion and Analysis of Financial Condition and Results of Operations. We have identified one accounting policy area as critical to the understanding of our consolidated financial statements. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of sales and expenses during the reporting periods. Costs to obtain coal lands and leased mineral rights are capitalized and amortized to operations as depletion expense on the units-of-production method utilizing only proven and probable reserves in the depletion base. Depletion expense is included in depreciation, depletion and amortization on the accompanying statements of consolidated operations and comprehensive income (loss). Costs of mine development, expansion of the capacity of or extending the life of our mine are capitalized and principally amortized using the units-of-production method over proven and probable reserves directly benefiting from the capital expenditure. Mobile mining equipment and other fixed assets are stated at cost and depreciated on a straight-line basis over the estimated useful lives or on a units-of-production basis. Leasehold improvements are amortized over their estimated useful lives or the term of the lease, whichever is shorter. Major repairs and betterments that significantly extend original useful lives or improve productivity are capitalized and depreciated over the period benefited. Maintenance and repairs are generally expensed as incurred.

There are numerous uncertainties inherent in estimating quantities of economically recoverable coal reserves. Many of which are beyond our control. As a result, estimates of economically recoverable coal reserves are by their nature uncertain. Information about our reserves consists of estimates based on engineering, economic and geological data assembled by our internal engineers and geologists. We also recently received a report regarding reserves as of the end of 2005 from a third party consultant. Some of the factors and assumptions that impact economically recoverable reserve estimates include:

-    geological and mining conditions;
                -    historical production from the area;
                -    the assumed effects of regulations and taxes by governmental agencies;
                -    assumptions governing future prices;
                -    future operating costs; and
                -     mining technology improvements.

Each of these factors may in fact vary considerably from the assumptions used in estimating reserves. For these reasons, estimates of the economically recoverable quantities of coal from our mine may vary substantially. Actual production, revenues and expenditures with respect to reserves will likely vary from estimates, and these variances may be material.

With respect to net realizable value of the Company's accounts receivable and inventories, significant estimation judgments are made and actual results could differ materially from these estimates.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Changes in United States' interest rates would affect the interest earned on our cash and cash equivalents. Based on our overall interest rate exposure at June 30, 2005, a near-term change in interest rates, based on historical movements, would not materially affect the fair value of interest rate sensitive instruments.

OFF-BALANCE SHEET ARRANGEMENTS

We do no have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), a revision to SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), and superseding APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Adoption of the provisions of SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company does not expect the adoption of this statement will have any material impact on its results or financial position.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs -- an amendment of ARB No. 43, Chapter 4"(“SFAS 151”) This statement clarifies the criteria of "abnormal amounts" of freight, handling costs, and spoilage that are required to be expensed as current period charges rather than deferred in inventory. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for the Company July 1, 2005. The Company does not expect the adoption of this statement will have any material impact on its results or financial position.

In December 2004, the FASB issued SFAS no. 153, Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29. This Statement addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. This Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company does not expect the adoption of this statement will have any material impact on its results or financial position.

In December 2004, the FASB issued SFAS No. 152, Accounting for Real Estate TimeSharing Transactions an amendment of FASB Statements No. 66 and 67. This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The guidelines of this statement are not applicable to the Company.

SFAS No. 154 (“SFAS 154”), Accounting Changes and Error Corrections, was issued in May 2005 and replaces APB Opinion No. 20 and SFAS No. 3 (“SFAS 3”). SFAS No. 154 requires retrospective application for voluntary changes in accounting principle in most instances and is required to be applied to all accounting changes made in fiscal years beginning after December 15, 2005. The Company’s expected January 1, 2006 adoption of SFAS No. 154 is not expected to have any material impact on its results or financial position.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (SFAS 155”), which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (SFAS 140”). SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instruments. The Company is currently evaluating the impact this new Standard, but believes that will not have that it will not have a material impact on the Company’s financial position.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The report of Company's Independent Auditor appears at Page F-1 hereof, the Financial Statements of the Company appear at Page F-2 through F-13 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this annual report, being December 31, 2005, we evaluated the effectiveness of the design and operation of (i) our disclosure controls and procedures ("Disclosure Controls"), and (ii) our internal control over financial reporting ("Internal Controls"). This evaluation ("Evaluation") was performed by our President and principal executive officer, Li, Hongjun ("President") and Mr. Yu Yang, our Chief Financial Officer and principal accounting officer ("CFO").

Based upon the Evaluation, our President and CFO have concluded that as of the period covered by this report, our Disclosure Controls are effective to ensure that material information relating to us is made known to management, including the President and CFO, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented inconformity with accounting principals generally accepted in the United States. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our Internal Controls.

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the names, ages and positions of our directors and executive officers:

Name	Age	Position
Li Hongwen	49	Chairman of the Board
Li Hongjun	43	President and Director
Yang Yu	24	Chief Financial Officer

Each Director will hold office until the next annual meeting of stockholders and until his successor has been elected and qualified.

LI HONGWEN has served as Chairman of the Company since the acquisition with Yong Heng was completed on December 16, 2003. Mr. Li is the founder of Fellow Workers Group, a holding company with subsidiaries in different industries such as HuaFeng Trading Co. in the field of Chinese-Russian trading, SongZai Metal in the field of heavy industry, SenDa Hotel in the field of real estate, and HeiHe JinChang Coal Mine in the field of mining, etc. Within several years, Mr. Li, Hongwen's company grew from a small corporation with several employees to a holding company with more than 300 employees. Mr. Li, Hongwen is the brother of Mr. Li, Hongjun.

LI HONGJUN has served served as Director and President of the Company since the acquisition with Yong Heng was completed on December 16, 2003. His knowledge in business management was applied to his organization of Rui Gen Te Industrial Resources Co. in the U.S. in 1996. He is the Registered Agent of the company. At the same time, Mr. Li, Hongjun set up Heilongjiang Song Zai Metal Co., Ltd., which is another Chinese company in the business of trading metal parts between China and Russia. Mr. Li, Hongjun is the brother of Mr. Li, Hongwen.

YANG YU has served as Chief Financial Officer of the Company since September 2005. Prior to joining the Company, Mr. Yu served as manager of Harbin Yinhai’s Investment and Development Department, overseeing financial operations.  He holds an accounting and finance degree from London South Bank University.

There are no family relationships, or other arrangements or understandings between or among any of the directors, executive officers or other person pursuant to which such person was selected to serve as a director or officer.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.     any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.     any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.     being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.     being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Corporate Governance Matters

Audit Committee. The board of directors has not yet established an audit committee, and the functions of the audit committee are currently performed by our Chief Financial Officer, with assistance by expert independent accounting personnel and oversight by the entire board of directors. We are not currently subject to any law, rule or regulation requiring that we establish or maintain an audit committee. We may establish an audit committee in the future if the board determines it to be advisable or we are otherwise required to do so by applicable law, rule or regulation.

Board of Directors Independence. Our board of directors consists of two members. We are not currently subject to any law, rule or regulation requiring that all or any portion of our board of directors include "independent" directors.

Audit Committee Financial Expert. Our Board of Directors has determined that it does not have a member of its audit committee that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

Code of Ethics. We have not yet adopted a Code of Business Conduct and Ethics applicable to all of our Officers, Directors and Employees. A Code of Business Conduct and Ethics is a written standard designed to deter wrongdoing and to promote (a) honest and ethical conduct, (b) full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements, (c) compliance with applicable laws, rules and regulations, (d) the prompt reporting violation of the code and (e) accountability for adherence to the Code. We are not currently subject to any law, rule or regulation requiring that we adopt a Code of Ethics. However, a draft of the proposed Code of Ethics is attached hereto as Exhibit 14.1. We anticipate adopting a Code of Ethics during the first half of the current fiscal year. To the extent that we adopt a Code of Ethics, we will file a copy of the Code of Ethics with the Securities and Exchange Commission, and will provide a copy, without charge, to any person desiring a copy of the Code of Ethics, by written request to us at our principal offices.

Nominating Committee. We have not yet established a nominating committee. Our board of directors, sitting as a board, performs the role of a nominating committee. We are not currently subject to any law, rule or regulation requiring that we establish a nominating committee.

Compensation Committee. We have not yet established a compensation committee. Our board of directors, sitting as a board, performs the role of a compensation committee. We are not currently subject to any law, rule or regulation requiring that we establish a compensation committee.

At this stage of our development, we have elected not to expend our limited financial resources to implement these measures. It is possible that if we were to adopt some or all of the corporate governance measures described in this section, shareholders would benefit from somewhat greater assurances that internal corporate decisions were being made pursuant to objective criteria, by disinterested directors and that policies had been implemented to define responsible conduct.

SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our company with copies of all Section 16(a) reports they file.

To the best of our knowledge, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner.

ITEM 10. EXECUTIVE COMPENSATION.

Particulars of compensation awarded to, earned by or paid to:

(a)     our chief executive officer;

(b)     each of our four most highly compensated executive officers who were serving as executive officers at the end of the most recently completed fiscal year and whose total salary and bonus exceeds $100,000 per year; or

(c)     any additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer of our company at the end of the most recently completed fiscal year;

(the “Named Executive Officers”) are set out in the summary compensation table below.

SUMMARY COMPENSATION TABLE

			Annual Compensation	Long-Term Compensation
Name and Principal Position	Year	Salary ($)(1)	Bonus	Securities Underlying Options/SARS (#)	All Other Compensation ($)
Li Hongjun, President and	2005	$0.00	$0.00	0	$0.00
Chief Executive Officer
	2004	$0.00	$0.00	0	$0.00
	2003	$0.00	$0.00	0	$0.00

(1) All compensation is paid in RMB. The amounts in the foregoing table have been converted to U.S. dollars at the conversion rate of 0.123.

No deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the years ended December 31, 2005, 2004 or 2003. No employee, director, or executive officer has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

Director and Executive Officer Compensation

We have no current plans to pay compensation to any director or officer.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company, with respect to any director or executive officer of the Company which would in any way result in payments to any such person because of his resignation, retirement or other termination of employment with the Company, any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

In March 2006, our Board of Directors authorized and approved the 2006 Stock Option/Stock Issuance Plan. The plan was not yet been approved and ratified by our shareholders. Under the plan, we have reserved a total of 5,000,000 shares of our common stock for issuance upon exercise of incentive and non-qualified stock options, stock bonuses and rights to purchase awarded from time-to-time, to our officers, directors, employees and consultants. As of December 31, 2005, no shares or options to purchase shares were granted or were outstanding under the plan.

The plan is currently administered by our board of directors. Under the plan, the board determines which of our employees, officers, directors and consultants are to be granted awards, as well as the material terms if each award, including whether options are to be incentive stock options or non-qualified stock options.

Subject to the provisions of the plan, and the Internal Revenue Code with respect to incentive stock options, the Board determines who shall receive awards, the number of shares of common stock that may be purchased under the awards, the time and manner of exercise of options and exercise prices. At its discretion, the Board also determines the form of consideration to be received upon exercise and may permit the exercise price of options granted under the plan to be paid in whole or in part with previously acquired shares and/or the surrender of options. The term of options granted under the stock option plan may not exceed ten years, or five years for an incentive stock option granted to an optionee owning more than 10% of our voting stock. The exercise price for incentive stock options may not be less than 100% of the fair market value of our common stock at the time the option is granted. However, incentive stock options granted to a 10% holder of our voting stock may not be exercisable at less than 110% of the fair market value of our common stock on the date of the grant. The exercise price for non-qualified options will be set by the board, in its discretion, but in no event shall the exercise price be less than 85% of the fair market value of our common stock on the date of grant.

Absent registration under the Securities Act of 1933, as amended, or the availability of an applicable exemption therefrom, shares of common stock issued upon the exercise of options or as restricted stock awards will be subject to restrictions on sale or transfer.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth information as of February 17, 2006 regarding the beneficial ownership of stock by (a) class, (b) each stockholder who is known by Songzai to own beneficially in excess of 5% of Songzai's outstanding stock of the class; (c) each director known to hold stock of the class; (d) the Company's chief executive officer; and (d) the executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of common stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. The percentage of beneficial ownership is based upon 69,123,748 shares of common stock and 400,000 shares of preferred stock outstanding, as of February 17, 2006. Unless otherwise indicated, the address of the following stockholders is c/o Songzai International Holding Group, Inc. 20337 Rimview Place, Walnut, California, 91789.

Security Ownership Of Certain Beneficial Owners, Directors And Executive Officers In Common Stock

Name and Address of Beneficial Owner(1)	Number of Shares(2)		% of Class of Stock Outstanding(3)
	Common Stock	Preferred Stock(4)	Common Stock	Preferred Stock

Hongjun Li	4,229,703	-	6.0%	-
Hongwen Li	10,920,371	400,000	16.0%	100%

All Directors and Executive Officers as a Group (2) persons	15,150,074	400,000	22.0%	100%

(1)	Unless otherwise indicated, the address of the following stockholders is 20337 Rimview Place, Walnut, California, 91789.
(2)	Security ownership information for beneficial owners is taken from statements filed with the Securities and Exchange Commission pursuant to information made known by the Company. There are no shares issuable to any beneficial owner, director or executive officer pursuant to stock options that are/or will become exercisable within 60 days of February 17, 2006.
(3)	Based on 69,123,748 shares of Common Stock and Preferred Stock outstanding on February 17, 2006.
(4)	Each share of Preferred Stock is convertible into 100 shares of Common Stock and vote on an as converted basis with the shares of common stock on all matters presented to shareholders. The shareholdings of Mr. Hongwen Li, on a fully converted basis, when added to those of Mr. Hongjun Li, amount to 50.7% of the issued and outstanding shares of common stock of the Company on a fully-converted basis.

Option Exercises and Holdings

None of the persons listed in the Summary Compensation Table hold options for our common or preferred stock.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Equity Compensation Plan Information

None

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company had a shareholder loan payable to our Chairman, Hongwen Li in December 2003, which bore interest at 8% and was due on demand. As of December 31, 2005, the balance due Mr. Li was fully repaid.

Hongwen Li, Chairman of the Company, and Songzai Metal Products, Ltd., a company that he controls, agreed to sell the Heihe Jinchange Coal Mine located in the Peoples' Republic of China, to the Company in exchange for 400,000 shares of convertible preferred stock, each share of which is convertible into 100 shares of common stock of the Company. The Board of Directors carefully evaluated this transaction and determined it to be in the best interests of the Company.

PART IV

ITEM 13. EXHIBITS.

(a)	The following financial statements are filed as a part of this Form 10-KSB in Appendix A hereto:
	i.	Report Independent Registered Public Accounting Firm
	ii.	Consolidated balance sheet as of December 31, 2005
	iii.	Consolidated statements of operations for the years ended December 31, 2005 and 2004
	iv.	Consolidated statements of shareholders' equity for the years ended December 31, 2005 and 2004
	v.	Consolidated statements of cash flows for the years ended December 31, 2005 and 2004
	vi.	Notes to consolidated financial statements.
(b)	The following Exhibits are filed as part of this Report on Form 10-KSB:

(III) INDEX OF EXHIBITS:

EXHIBIT NO.	DESCRIPTION

3.1	Articles of Incorporation dated June 7, 2001
3.2	Certificate of Amendment to Articles of Incorporation dated October 23, 2003
3.3	Articles of Exchange among Harbin Yong Heng Ke Ji Fa Zhan You Xian Ze Reng Gong Si and Songzai International Holding Group, Inc. is incorporated herein by reference from Registrant’s Current Report on Form 8-K/A filed with the SEC on May 14, 2004.
3.4	Certificates of Amendments to Articles of Incorporation, dated October 23, 2003 is incorporated herein by reference from Registrant’s Current Report on Form 8-K/A filed with the SEC on May 14, 2004.
3.5	Certificate of Amendment to Articles of Incorporation dated July 16, 2004
3.6	Certificate of Designation, Preference and Rights of Convertible Preferred Stock dated January 9, 2006
3.7	By-laws
10.1	2006 Stock Option/Stock Issuance Plan is incorporated herein by reference from Registrant’s Registration Statement on Form S-8 filed with the SEC on March 8, 2006
10.2	Plan of Exchange, dated September 23, 2004 by which Heritage Companies, Inc. shall acquire Harbin Yong Heng Ke Ji Fa Zhan You Xian Ze Reng Gong Si is incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on January 2, 2004.

10.3	Purchase and Sale Agreement By and Among Songzai Metal Products Co. Ltd and Songzai International Holding Group, Inc covering the acquisition of certain assets formerly owned by Heihe Jinchang Coal Mine Company, LLC is incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on April 8, 2004.
14.1	Draft Code of Ethics of Songzai International Holding Group, Inc. is incorporated herein by reference from Registrant’s Annual Report on Form 10-KSB filed with the SEC on April 12, 2004.
16.2	Letter Regarding Change in Certifying Accountant is incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on January 20, 2005.
21	List of subsidiaries
23.2	Consent of independent auditors Jimmy C.H. Cheung & Co.
24.1	Power of Attorney (included in the Signatures section of this report)
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer \
32.2	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Coal Mining Right Permit issued by the Heilongjiang Province National Land and Resources Officer, dated December 31, 2005.
99.2	Coal Mining Right Permit issued by the Heilongjiang Province Economy Committee, dated December 31, 2005.
99.3	Safe Production Certificate issued by the Heilongjiang Coal Safety Inspection Bureau, dated February 16, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Jimmy Cheung & Co., Certified Public Accountants, are Songzai's independent auditors engaged to examine the financial statements of Songzai for the fiscal years ended December 31, 2004 and December 31, 2005. The following table shows the fees that we paid or accrued for the audit and other services provided by Jimmy Cheung & Co., for the fiscal years ended December 31, 2005 and December 31, 2004.

	Years Ended December 31,
	2005	2004

Audit Fees	$35,000	$25,000
Audit-Related Fees	--	--
Tax Fees	--	--
Other Fees	--	--

Audit Fees

This category includes the audit of our annual financial statements, review of financial statements included in our annual and quarterly reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees

This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees." The services for the fees disclosed under this category include services relating to our registration statement and consultation regarding our correspondence with the SEC.

Tax Fees

This category consists of professional services rendered for tax compliance and tax advice.

All Other Fees

This category consists of fees for other miscellaneous items.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Songzai International Holding Group, Inc. has duly caused this annual report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2006

SONGZAI INTERNATIONAL HOLDING GROUP, INC.

By:	/s/ Hongjun Li
Name:	Hongjun Li,
Title:	President

Each person whose signature appears below appoints Hongjun Li his or her attorney-in-fact, with full power of substitution and resubstitution, to sign any and all amendments to this report on Form 10-KSB of Songzai International Holding Group, Inc., and to file them, with all their exhibits and other related documents, with the Securities and Exchange Commission, ratifying and confirming all that their attorney-in-fact and agent or his or her substitute or substitutes may lawfully do or cause to be done by virtue of this appointment. In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Hongwen Li	Chairman of the Board	March 31, 2006
Hongwen Li

President and Director
/s/ Hongjun Li	(Principal Executive Officer)	March 31, 2006
Hongjun Li

Chief Financial Officer
/s/ Yang Yu	(Principal Accounting Officer)	March 31, 2006
Yang Yu
Chief Financial Officer
/s/ Yang Yu	(Principal Accounting Officer)	March 31, 2006
Yang Yu

APPENDIX A

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm, together with consolidated financial statements for the Company and subsidiary, including:

a.	Consolidated balance sheet as of December 31, 2005

b.	Consolidated statements of operations for the years ended December 31, 2005 and 2004

c.	Consolidated statements of changes in stockholders' deficit for the years ended December 31, 2005 and 2004

d.	Consolidated statements of cash flows for the years ended December 31, 2005 and 2004

e.	Notes to consolidated financial statements.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005 AND 2004

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES

Jimmy C.H. Cheung & Co
Certified Public Accountants	Registered with the Public Company
(A member of Kreston International)	Accounting Oversight Board

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Songzai International Holding Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Songzai International Holding Group, Inc. and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations and comprehensive loss, consolidated changes in stockholders’ equity and consolidated cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Songzai International Holding Group, Inc. and subsidiaries, as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

JIMMY C.H. CHEUNG & CO
Certified Public Accountants

Hong Kong

Date: March 15, 2006

1607 Dominion Centre, 43 Queen’s Road East, Wanchai, Hong Kong Tel: (852) 25295500 Fax: (852) 28651067 Email: jchc@krestoninternational.com.hk Website: http://www.jimmycheungco.com

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2005 AND 2004

ASSETS
	2005	2004

CURRENT ASSETS
Cash and cash equivalents	$82,561	$42,483
Accounts receivable, net of allowances	-	170,011
Other receivables and prepayments	777,496	220,921
Discontinued operations	-	8,943
Total Current Assets	860,057	442,358

PROPERTY AND EQUIPMENT, NET	4,875,691	4,708,283

FIXED ASSETS OF DISCONTINUED OPERATIONS	-	20,417

INTANGIBLE ASSETS, NET	245,462	-

TOTAL ASSETS	$5,981,210	$5,171,058

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$185,169	$131,347
Other payables and accrued expenses	755,406	131,324
Taxes payable	39,143	142,853
Due to shareholders	-	456,395
Convertible note payable	41,101	48,492
Liabilities of discontinued operations	-	59,905
Total Current Liabilities	1,020,819	970,316

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Convertible preferred stock, ($Nil par value, 8,000,000 shares
authorized, 400,000 shares issued and outstanding )	-	-
Common stock, ($0.001 par value, 1,000,000,000 shares authorized,
69,123,748 shares issued and outstanding as of December 31, 2005; 68,873,748 shares issued and outstanding as of December 31, 2004)	69,124	68,874
Additional paid-in capital	4,526,766	4,480,990
Retained earnings (deficit)
Unappropriated	200,857	(367,372)
Appropriated	175,571	18,250
Accumulated other comprehensive loss	(11,927)	-
Total Stockholders' Equity	4,960,391	4,200,742

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,981,210	$5,171,058

The accompanying notes are an integral part of these financial statements

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
NET SALES	$3,170,445	$819,761
COST OF SALES	(2,150,354)	(543,087)
GROSS PROFIT	1,020,091	276,674
OPERATING EXPENSES
Selling expenses and distribution expenses	85,931	4,510
General and administrative expenses	314,095	454,681
Depreciation	10,557	1,287
Total Operating Expenses	410,583	460,478
INCOME (LOSS) FROM OPERATIONS	609,503	(183,804)

OTHER INCOME (EXPENSE)
Interest expense, net	(11,260)	(2,438)
Other (expense) income, net	(30,080)	4,844
Overprovision for income tax expense	49,584	-
Total Other Income	8,244	2,406
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	617,752	(181,398)
INCOME TAX EXPENSE	-	(59,926)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	617,752	(241,324)

DISCONTINUED OPERATIONS
Loss from discontinued operations	-	(78,916)
GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS	107,798	-
NET INCOME (LOSS)	725,550	(320,240)
OTHER COMPREHENSIVE LOSS
Foreign currency translation loss	(11,927)	-
	.
COMPREHENSIVE INCOME (LOSS)	$713,623	$(320,240)
Net income (loss) per share-basic and diluted
Net income (loss) per common share from continuing operations
Basic	$0.010	$(0.004)
Diluted	$0.007	$(0.003)
Net loss per common share from discontinued operations
Basic	$-	$(0.001)
Diluted	$-	$(0.001)
Net income (loss) per common share
Basic	$0.010	$(0.005)
Diluted	$0.007	$(0.004)
Weighted average number of shares outstanding during the year
Basic	68,875,118	68,656,426
Diluted	108,875,118	79,585,388

The accompanying notes are an integral part of these financial statements

SONGZAI INTERNATIONAL HOLDING GROUP, INC. AND SUBSIDIARIES
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

					Additional	Unappropriated	Appropriated	Accumulated other
	Preferred Stock		Common Stock		paid-in	retained	retained	Comprehensive
	Shares	Amount	Shares	Amount	capital	deficit	earnings	loss	Total
Balance at January 1, 2004	-	$-	68,103,748	$68,104	$123,496	$(28,882)	$-	$-	$162,718
Issuances of common stock for services	-	-	400,000	400	95,600	-	-	-	96,000
Issuances of common stock for services	-	-	220,000	220	142,780	-	-	-	143,000
Issuances of common stock for services	-	-	150,000	150	82,350	-	-	-	82,500
Contribution by shareholders	-	-	-	-	27,102	-	-	-	27,102
Issuances of preferred stock for acquisition	400,000	-	-	-	4,009,662	-	-	-	4,009,662
Net loss for the year	-	-	-	-	-	(320,240)	-	-	(320,240)
Transfer from retained earnings to
statutory and staff welfare reserves	-	-	-	-	-	(18,250)	18,250	-	-
Balance at December 31, 2004	400,000	-	68,873,748	68,874	4,480,990	(367,372)	18,250	-	4,200,742
Imputed interest on advances from stockholders	-	-	-	-	6,026	-	-	-	6,026
Issuances of common stock for services	-	-	250,000	250	39,750	-	-	-	40,000
Comprehensive income	-	-	-	-	-	725,550	-	(11,927)	713,623
Transfer from retained earnings to
statutory and staff welfare reserves	-	-	-	-	-	(157,321)	157,321	-	-
Balance at December 31, 2005	400,000	$-	69,123,748	$69,124	$4,526,766	$200,857	$175,571	$(11,927)	$4,960,391

The accompanying notes are an integral part of these financial statements

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) from continuing operations	$725,550	$(241,324)
Net loss from discontinued operations	-	(78,916)
Total net income (loss)	725,550	(320,240)
Adjusted to reconcile net income to net cash provided
by (used in) operating activities:
Gain on disposal of discontinued operations	(107,798)	-
Depreciation - cost of sales	433,031	14,675
Depreciation	10,557	1,287
Amortization on mining rights	2,063	-
Issuance of common stock for services	40,000	321,500
Imputed interest	6,026	-
Changes in operating assets and liabilities
(Increase) in:
Accounts receivable, net	170,011	(170,011)
Other receivables	(314,975)	(220,921)
Increase (decrease) in:
Accounts payable	53,822	131,347
Other payables and accrued expenses	624,082	131,324
Income tax and other taxes payable	(103,710)	142,853
Discontinued operations, net	-	74,783
Net cash provided by operating activities	1,538,659	106,597

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(610,996)	(4,724,245)
Acquisition of intangible assets	(247,525)	-
Discontinued operations, net	(8,913)	-
Net cash used in investing activities	(867,434)	(4,724,245)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of preferred stock for acquisition	-	4,009,662
Contribution by stockholders	-	27,102
(Decrease) increase in due to stockholders	(620,742)	456,395
Decrease in convertible note payable	(7,391)	(1,508)
Discontinued operations, net	-	123,486
Net cash (used in) provided by financing activities	(628,133)	4,615,137

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	43,092	(2,511)

EFFECT OF EXCHANGE RATE ON CASH	(11,927)	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	51,396	53,907

CASH AND CASH EQUIVALENTS AT END OF YEAR	82,561	51,396

Continuing operations	$82,561	$42,483
Discontinued operations	$-	$8,913

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Income taxes	$10,289	$24,143

Interest expenses	$4,751	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INVESTING AND FINANCING ACTIVITIES:
During 2005, the Company issued 250,000 shares of common stock with a fair value of $40,000 for services.

The accompanying notes are an integral part of these financial statements

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005 AND 2004

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

	(A)	Organization

Songzai International Holding Group, Inc. (“Songzai” or the "Company") was incorporated in Nevada on June 7, 2001 under the name Heritage Companies, Inc. (“Heritage”). On November 5, 2003, the Articles of Incorporation were amended to change the name of the Company to Songzai International Holding Group, Inc.

Harbin Yong Heng Ke Ji Fa Zhan You Xian Ze Ren Gong Si (“Yong Heng”) was incorporated in People’s Republic of China (“PRC”) on September 12, 2003. The principal activity of Yong Heng is the sale of e-commerce gift cards.

On September 23, 2004, the Company acquired a 75% interest in Heilongjiang Tong Gong Kuang Ye You Xian Gong Si (“Tong Gong”), an operational coal mine located near Heihe City in the PRC. The Company issued 400,000 shares of “blank check” preferred stock that is convertible into 40,000,000 (post a one for one hundred reverse split) shares of common stock to exchange for a 75% interest in Tong Gong’s registered capital of $4,009,662 (RMB33,200,000). To effect the payment of the purchase price, the Company authorized a class of 8,000,000 convertible preferred shares under Nevada law. In addition to the 75% interest in Tong Gong, Harbin Green Ring Biological Degradation Products Developing Co., Ltd. (“Harbin Green”) transferred a 25% net profits interest in Tong Gong to the Company. Harbin Green is controlled by Mr. Hong Wen Li, Chairman and Chief Executive officer of the company.

Subsequently, Harbin Green assigned all of its interest in the registered capital of Tong Gong to the Company. Therefore, the Company now owns 100% interest in the registered capital of Tong Gong. During October 2004, the Company discontinued the operations of Yong Heng, those are recorded as discontinued operations in 2005 and 2004. During October 2004, the Company discontinued the operations of Yong Heng, those are recorded as discontinued operations in 2005 and 2004.

On December 28, 2005, pursuant to a Purchase and Sale Agreement, the Company sold 100% interest in its subsidiary - Yong Heng to a third party at the consideration of $241,000. See Note 2.

	(B)	Principles of consolidation

The accompanying 2005 consolidated financial statements include the financial statements of Songzai and its 100% owned subsidiary Tong Gong.

The accompanying 2004 financial statements include the financial statements of Songzai and its 100% owned subsidiary Yong Heng and 100% owned subsidiary Tong Gong. The financial statement of Yong Heng has been classified as discontinued operations. See Note 3. On December 28, 2005, the Company’s 100% owned subsidiary – Yong Hong was disposed to a third party. See Note 2.

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
AS OF DECEMBER 31, 2005 AND 2004

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

	(E)	Accounts receivable

The Company extends unsecured credit to its customers in the ordinary course of business but seeks to mitigate the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and recorded based on managements’ assessment of the credit history with the customer and current relationships with them. Subsequently, Harbin Green assigned all of its interest in the registered capital of Tong Gong to the Company. Therefore, the Company now owns 100% interest in the registered capital of Tong Gong.

	(F)	Inventories

Inventories consists of coal extracted from the ground that is available for delivery to customers, as well as extracted coal which has been removed from the ground but not yet processed through a wash plant. Inventories of coal are valued at the lower of average cost or market, cost being determined on a first in, first out method and include labor and benefits, and all expenditures directly related to the removal of coal.

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

		Plant and machinery	10 - 15 Years

		Motor vehicles	5 Years

		Buildings and mining structure	10 years

Buildings and mining structure includes the main and auxiliary mine shafts and underground tunnels.
Depreciation is provided to write off the cost of the mining structure using the units of production method based on the estimated production volume for which the structure was designed.

Based on updated geological report and new estimated production volume, the estimated useful life of buildings and mining structure was changed during the year from 30 years in 2004 to 10 years commencing
2005.

Assets under construction are not depreciated until they are completed and put into commercial operation.

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

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005 AND 2004

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

	(I)	Fair value of financial instruments

Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. Fair value of financial instruments is made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair values.

The carrying value of cash and cash equivalents, accounts receivable (trade and others), accounts payable (trade and related party) and accrued liabilities approximate their fair value because of the short-term nature of these instruments. The Company places its cash and cash equivalents with what it believes to be high credit quality financial institutions. The Company has a diversified customer base, most of which are in the PRC. The Company controls credit risk related to accounts receivable through credit approvals, credit limit and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

All of the Company's operations are in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between the United States dollars (“US$”) and the Chinese Renminbi (“RMB”). On July 21, 2005, the PRC allowed the RMB to fluctuate ending its decade-old valuation peg to the US$. The new RMB rate reflects an approximately 2% increase in value against the US$. Historically, the PRC government has benchmarked the RMB exchange ratio against the US$, thereby mitigating the associated foreign currency exchange rate fluctuation risk. The Company does not believe that its foreign currency exchange rate fluctuation risk is significant, especially if the PRC government continues to benchmark the RMB against the US$.

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

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005 AND 2004

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

	(L)	Foreign currency translation

The functional currency of the Company is the Chinese Renminbi (“RMB”). Foreign currency transactions during the year are translated to RMB at the approximate rates of exchange on the dates of transactions. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the approximate rates of exchange at that date. No- monetary assets and liabilities are translated at the rates of exchange prevailing at the time the asset or liability was acquired. Exchange gains or losses are recorded in the statement operations.

The financial statements are translated into United States dollars (“US$”) using the closing rate method. The balance sheet items are translated into US$ using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year. All exchange differences are recorded within equity.

The translation loss recorded for the years ended December 31, 2005 and 2004 was $11,927 and $0 respectively.

	(M)	Comprehensive loss

The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to United States Dollar is reported as other comprehensive loss in the statements of operations and stockholders’ equity. The foreign currency loss translation for the years ended December 31, 2005 and 2004 was $11,927 and $0 respectively.

	(N)	Income (loss) per share

Basic income (loss) per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed similar to basic net income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

	(O)	Segments

The Company operated in one reportable segment and therefore segment disclosure is not presented.

	(P)	Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), a revision to SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), and superseding APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Adoption of the provisions of SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company does not expect the adoption of this statement will have any material impact on its results or financial position.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005 AND 2004

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

	(P)	Recent Accounting Pronouncements (continued)

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs -- an amendment of ARB No. 43, Chapter 4"(“SFAS 151”) This statement clarifies the criteria of "abnormal amounts" of freight, handling costs, and spoilage that are required to be expensed as current period charges rather than deferred in inventory. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for the Company July 1, 2005. The Company does not expect the adoption of this statement will have any material impact on its results or financial position.

In December 2004, the FASB issued SFAS no. 153, Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29. This Statement addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. This Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company does not expect the adoption of this statement will have any material impact on its results or financial position.

In December 2004, the FASB issued SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions an amendment of FASB Statements No. 66 and 67. This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The guidelines of this statement are not applicable to the Company.

SFAS No. 154 (“SFAS 154”), Accounting Changes and Error Corrections, was issued in May 2005 and replaces APB Opinion No. 20 and SFAS No. 3 (“SFAS 3”). SFAS No. 154 requires retrospective application for voluntary changes in accounting principle in most instances and is required to be applied to all accounting changes made in fiscal years beginning after December 15, 2005. The Company’s expected January 1, 2006 adoption of SFAS No. 154 is not expected to have any material impact on its results or financial position.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (SFAS 155”), which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (SFAS 140”). SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instruments. The Company is currently evaluating the impact this new Standard, but believes that will not have that it will not have a material impact on the Company’s financial position.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005 AND 2004

2.	GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS

On December 28, 2005, pursuant to a Purchase and Sale Agreement, the Company sold 100% interest in its subsidiary – Yong Heng to a third party for $241,000. The gain on the disposal of discontinued operations are summarized as follows:

		2005
Net assets disposed of:	$
Fixtures and equipment		20,417
Cash at bank		8,913
Due from related companies		164,377
Other payables		(1,318)
Due to a stockholder		(58,587)
		133,802
Consideration by cash of:		(241,600)
Gain on disposal of discontinued operations		$(107,798)
Analysis of the net outflow of cash and cash equivalent in respect of the disposal of discontinued operations is as follows:
		2005
Cash consideration received		$-
Less: cash and cash equivalents disposed		(8,913)
Net cash outflow		$(8,913)

As of December 31, 2005 the total cash consideration in respect of the sale of a subsidiary of $241,600 was still outstanding and has been included in "Other Receivables and Prepayments." See Note 5.

3.	DISCONTINUED OPERATIONS

During October 2004, the Company discontinued the operations of Yong Heng. The financial statements for Yong Heng have been classified as discontinued operations at December 31, 2004. The amounts reported as assets and liabilities of net assets held from discontinued operations at December 31, 2004 are as follows:

2004
Current assets	$8,943
Property and equipment	20,417
Assets of discontinued operations	29,360
Current portion of liabilities of discontinued operations	$59,905

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005 AND 2004

3.	DISCONTINUED OPERATIONS (CONTINUED)

The operations of Yong Heng have been reclassified as discontinued operations in the accompanying consolidated statements of operations for the year ended December 31, 2004 and are summarized as follows:

2004
Net revenues	$5,187
Cost of sales	$68,672
Operating expenses	$15,431
Loss from operations	$(78,916)
Net loss	$(78,916)

4.	ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2005 and 2004 consist of the following:

	2005	2004
Accounts receivable	$-	$170,011
Less: allowance for doubtful accounts	-	-
Accounts receivable, net	$-	$170,011

As of December 31, 2005 and 2004, the Company considered all accounts receivable collectable and has not recorded a provision for doubtful accounts.

5.	OTHER RECEIVABLES AND PREPAYMENTS

Other receivables and prepayments at December 31, 2005 and 2004 consist of the following:

	2005	2004

Other receivables	$43,862	$34,786
Consideration receivable on disposal of subsidiary	241,600	-
Deposits paid to suppliers	290,429	-
Prepaid production materials	201,605	186,135
	$777,496	$220,921

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005 AND 2004

6.	PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at December 31, 2005 and 2004:

	2005	2004

Plant and machinery	$298,296	$246,403
Motor vehicles	74,048	12,216
Buildings and mining structure	4,951,648	3,976,108
Construction in progress	11,250	489,518
	5,335,241	4,724,245
Less: accumulated depreciation	459,550	15,962
Property and equipment, net	$4,875,691	$4,708,283

Depreciation expenses for the years ended December 31, 2005 and 2004 were $443,588 and $15,962.

7.	INTANGIBLE ASSETS

Intangible assets at December 31, 2005 and 2004 consist of the following:

	2005	2004
Mining rights	$247,525	$-
Less: Accumulated amortization	2,063	-
Intangible Assets, net	$245,462	$-

Intangible assets represent the renewal of mining rights from the PRC government on December 31, 2005.

Intangible assets are stated at cost, less accumulated amortization and will be amortized on a straight line basis over the estimated useful live of 10 years from the date of acquisition. Amortization expenses for the years ended December 31, 2005 and 2004 were $2,063 and $0 respectively.

8.	ACQUISITION

On September 23, 2004, the Company acquired a 75% interest in Heilongjiang Tong Gong Kuang Ye You Xian Gong Si (“Tong Gong”), an operational coal mine located near Heihe City in the PRC. The Company issued 400,000 shares of “blank check” preferred stock that is convertible into 40,000,000 (post a one for one hundred reverse split) shares of common stock to exchange for a 75% interest in Tong Gong’s registered capital of $4,009,662 (RMB33,200,000). To effect the payment of the purchase price, the Company authorized a class of 8,000,000 convertible preferred shares under Nevada law. In addition to the 75% interest in Tong Gong, Harbin Green Ring Biological Degradation Products Developing Co., Ltd. (“Harbin Green”) transferred a 25% net profits interest in Tong Gong to the Company. Harbin Green is controlled by Mr. Hong Wen Li, Chairman and Chief Executive officer of the company.

Subsequently, Harbin Green assigned all of its interest in the registered capital of Tong Gong to the Company. Therefore, the Company now owns 100% interest in the registered capital of Tong Gong.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005 AND 2004

9.	OTHER PAYABLES AND ACCRUED EXPENSES

Other payables and accrued liabilities at December 31, 2005 and 2004 consist of the following:

	2005	2004

Other payables	$117,178	$51,946
Accrued expenses	204,544	79,143
Deposits received from customers	433,684	235
	$755,406	$131,324

10.	CONVERTIBLE NOTE PAYABLE

Convertible note payable at December 31, 2005 and 2004 consist of the following:

	2005	2004
Convertible note payable	$41,101	$48,492

The convertible note payable is unsecured and bears interest at a rate of approximately 9% per annum. The Company scheduled monthly payments, each in the amount of $1,000 starting December 25, 2003 with the balance of $38,000 due and payable on November 25, 2004, at the option of the Company, in cash or in an equivalent amount of Songzai stock.

As of December 31, 2005 the Company is in default on the note repayment schedule and is liable for late interest charge of 5% of the amount of the installment of principal and interest which is paid after the due date and all costs and fees incurred by the note holder as a result of any collection effort thereon. As of December 31, 2005 the default interest due has been accrued. See Note 11 (B).

11.	COMMITMENTS AND CONTINGENCIES

	(A)	Employee benefits
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
contributions made for such employee benefits for the years ended December 31, 2005 and
2004 were $55,122 and $8,962 respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

(B)	Contingent liabilities

Pursuant to the default by the Company on the convertible note payable, the Company is contingently liable for all future costs and fees incurred by the note holder as a result of any collection effort. On December 31, 2005 the Company has not received any notification of collection effort by the note holder.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005 AND 2004

12.	INCOME TAX

	a.	The Company was incorporated in the United States and has incurred net operating loss for income tax purposes for 2005 and 2004.

Yong Heng, wholly owned subsidiary of the Company, was incorporated in the PRC and is subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. The Company discontinued its operations since October 2004 and has incurred net operating loss as for income tax purposes for 2004.

Tong Gong is a Sino-foreign joint venture enterprise formed in the PRC that is subject to PRC income tax computed according to the relevant laws and regulations in the PRC. According to the PRC government local tax bureau, the Company is entitled to income tax relief for the first two years commencing on January 2005 and a reduction in income tax rate from 33% to 15% for the subsequent three years from 2007 to 2009. The income tax expenses for 2005 and 2004 are summarized as follows:

PRC Income Tax	2005	2004
Current (benefit) expense	$(49,584)	$59,926

b.	The Company’s deferred tax assets at December 31, 2005 and 2004 consist of net operating loss carry forwards calculated using statutory effective tax rates. Due to its history of losses, the Company determined that realization of its net deferred tax assets is currently judged to be unlikely rather than not. Consequently, the Company has provided a valuation allowance covering 100% of its net deferred tax assets.

As of December 31, 2005 and 2004, the Company had net operating loss carry forwards of approximately $447,734 and $362,992 respectively for U.S. income tax purposes available for offset against future taxable U.S. income, which expire in 2025. The net changes in the valuation allowance for 2005 and 2004 were increase of $29,660 and $127,047 respectively.

c.	The reconciliation of income taxes computed at the statutory income tax rates to total income taxes for the years ended December 31, 2005 and 2004 is as follows:

	2005	2004
Songzai
Income tax computed at the federal statutory rate	34%	34%
State income taxes, net of federal tax benefit	0%	0%
Valuation allowance	(34%)	(34%)
Total deferred tax asset	0%	0%

13.	NET INCOME PER SHARE

The following is net income per share information at December 31:

	2005	2004
Net income (loss)	$725,550	$(320,240)
Basic weighted-average common stock outstanding	68,875,118	68,656,426
Effect of dilutive securities
"Blank Check" Convertible Perferred Stock	40,000,000	10,928,962
Diluted weighted-average common stock outstanding	108,875,118	79,585,388
Net income (loss) per share - basic	$0.010	$(0.005)
Net income (loss) per share - diluted	$0.007	$(0.004)

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005 AND 2004

14.		STOCKHOLDERS’ EQUITY

	(A)	Stock issuances

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

During July 2004, the Company increased its authorized shares of common from 200,000,000 to 1,000,000,000 shares and authorized 8,000,000 shares of “blank check” preferred stock by filing Articles of Amendment with the Secretary of State of Nevada.

On September 23, 2004, the Company issued 400,000 preferred stock that is convertible into 40,000,000 (post a one for one hundred reverse split) shares of common stock of the Company in exchange for a 75% interest in Tong Gong’s registered capital of $4,009,662 (RM33,200,000).

During October 2004, the Company issued 150,000 shares of its common stock to consultants having a fair value of $82,500. The Company recognized consulting expense of $82,500 as of December 31, 2004.

On December 30, 2005, the Company issued 250,000 shares of its common stock to consultants having a fair value of $40,000. The Company recognized consulting expense of $17,309 and prepayments of $22,691 as of December 31, 2005.

	(B)	Appropriated retained earnings

The Company is required to make appropriations to reserves funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the People’s Republic of
China (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital. Appropriations to the statutory public welfare fund are at 5% to 10% of the after tax net income determined in accordance with the PRC GAAP. The statutory public welfare fund is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors. During 2005, the Company appropriated
$157,321 to the reserves funds based on its net income under PRC GAAP.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005 AND 2004

15.	RELATED PARTY TRANSACTIONS

Stockholders had advanced funds totaling $0 and $456,395 to the Company as of December 31, 2005
and 2004 respectively as short-term, unsecured loans and accruing imputed interest at a rate of 6% per annum. The advances are payable upon demand. Total imputed interest included as additional paid in capital amounted to $6,026 and $0 for the years ended December 31, 2005 and 2004 respectively.

During 2004, the stockholders contributed capital to the Company totaling $27,102.

See Note 1 (A) for transactions with Songzai and its subsidiaries.

16.	CONCENTRATION AND RISKS

During 2005 and 2004, 100% of the Company’s assets were located in China and 100% of the Company’s revenues were derived from companies in China.

The Company relied on one customer for approximately $425,177 representing in aggregate 15% of sales in 2005, and two customers for approximately $181,694 and $298,127 respectively representing in aggregate 58% of sales in 2004. At December 31, 2005 and 2004, accounts receivable from these customers totaled $0 and $163,043 respectively.