Form 10QSB
period 2006-03-31
SONGZAI INTERNATIONAL HOLDING GROUP INC
filed 2006-05-22
CIK 1145761

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________ to _________

Commission file number: 0-28806

  SONGZAI INTERNATIONAL HOLDING GROUP, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	43-1932733
(State of other jurisdiction of incorporation or organization)	(IRS. Employer identification No.)
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

Number of shares of common stock outstanding as of March 31, 2006: 69,123,748

Transitional Small Business Disclosure Format: Yes ☐ No ☒

SONGZAI INTERNATIONAL HOLDING GROUP, INC.

FORM 10-QSB

SPECIAL NOTE REGARDING FORWARD—LOOKING STATEMENTS

On one or more occasions, we may make statements in this Quarterly Report on Form 10-QSB regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events. All statements other than statements of historical facts, included or incorporated by reference herein relating to management’s current expectations of future financial performance, continued growth, changes in economic conditions or capital markets and changes in customer usage patterns and preferences are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

Words or phrases such as “anticipates,” “may,” “will,” “should,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “targets,” “will likely result,” “will continue” or similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed. We caution that while we make such statements in good faith and believe such statements are based on reasonable assumptions, including without limitation, management’s examination of historical operating trends, data contained in records and other data available from third parties, we cannot assure you that our projections will be achieved. Factors that may cause such differences include but are not limited to:

•	Our expectation of continued growth in the demand for our coal;

•	Our expectation that we will continue to have adequate liquidity from cash flow from operations;

•	A variety of market, operational, geologic, permitting, labor and weather related factors;

•	A reduction in consumption may cause our profitability to decline;

•	Unanticipated mining conditions may cause profitability to fluctuate;

•	Decreases in purchases of coal by our largest customers could adversely affect our revenues;

•	our ability to fund and execute our business plan;

•	our ability to maintain an effective internal control structure.

•	other risks outlined above and in the Company’s other filings made periodically by the Company.

We have attempted to identify, in context, certain of the factors that we believe may cause actual future experience and results to differ materially from our current expectation regarding the relevant matter or subject area. In addition to the items specifically discussed above, our business and results of operations are subject to the uncertainties described under the caption “Risk Factors” which is a part of the disclosure included in Item 2 of this Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

From time to time, oral or written forward-looking statements are also included in our reports on Forms 10-KSB, 10-QSB and 8-K, Proxy Statements on Schedule 14A, press releases, analyst and investor conference calls, and other communications released to the public. Although we believe that at the time made, the expectations reflected in all of these forward-looking statements are and will be reasonable, any or all of the forward-looking statements in this quarterly report on Form 10-QSB, our reports on Forms 10-KSB and 8-K, our Proxy Statements on Schedule 14A and any other public statements that are made by us may prove to be incorrect. This may occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Many factors discussed in this Quarterly Report on Form 10-QSB, certain of which are beyond our control, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from forward-looking statements. In light of these and other uncertainties, you should not regard the inclusion of a forward-looking statement in this Quarterly Report on Form 10-QSB or other public communications that we might make as a representation by us that our plans and objectives will be achieved, and you should not place undue reliance on such forward-looking statements.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made on related subjects in our subsequent annual and periodic reports filed with the SEC on Forms 10-KSB, 10-QSB and 8-K and Proxy Statements on Schedule 14A.

Unless the context requires otherwise, references to “we,” “us,” “our,” the “Company” and “Songzai” refer specifically to Songzai International Holding Group, Inc. and its subsidiaries.

PART I

(1)	Item 1 – Financial Statements (Unaudited)

SONGZAI INTERNATIONAL HOLDING GROUP, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

AS OF MARCH 31, 2006

(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 375,330
Other receivables and prepayment	720,283

TOTAL CURRENT ASSETS	1,095,613

PROPERTY AND EQUIPMENT, NET	4,973,690

INTANGIBLE ASSETS, NET	241,667

TOTAL ASSETS	$ 6,310,970

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ 257,796
Other payables & accrued expenses	618,019
Taxes payable	66,477
Convertible note payable	42,461

TOTAL CURRENT LIABILITIES	984,753

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' EQUITY
Convertible preferred stock, ($Nil par value; 8,000,000 shares
authorized, 400,000 shares issued and outstanding)	-
Common stock, ($0.001 par value, 1,000,000,000 shares authorized,
69,123,748 shares issued and outstanding as of
March 31, 2006)	69,124
Additional paid-in-capital	4,526,766
Retained earnings
Unappropriated	405,526
Appropriated	175,571
Accumulated other comprehensive income	149,230

TOTAL STOCKHOLDERS' EQUITY	5,326,217

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 6,310,970

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SONGZAI INTERNATIONAL HOLDING GROUP, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(UNAUDITED)

	For the three months ended March 31,
	2006	2005

NET SALES	$ 867,202	$ 169,663

COST OF SALES	513,143	198,142

GROSS PROFIT (LOSS)	354,059	(28,479)

OPERATING EXPENSES:
Selling expenses and distribution expenses	4,572	2,468
General and administrative expenses	129,968	32,869
Depreciation	7,288	1,332
Amortization of intangible assets	6,250	-
TOTAL OPERATING EXPENSES	148,078	36,669

INCOME (LOSS) FROM OPERATIONS	205,981	(65,148)

OTHER INCOME (EXPENSES)
Interest income	147	(6,604)
Interest expense	(1,360)	-
Other income	-	938
Other expense	(99)	-
TOTAL OTHER EXPENSES, NET	(1,312)	(5,666)

INCOME (LOSS) BEFORE TAXES	204,669	(70,814)

INCOME TAX EXPENSE	-	-

NET INCOME (LOSS)	204,669	(70,814)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	161,157	-

COMPREHENSIVE INCOME (LOSS)	$ 365,826	$ (70,814)

Net income (loss) per share-basic and diluted	**	**

Net income (loss) per common share - basic	**	**
Net income (loss) per common share - diluted	**	**

Weighted average number of shares outstanding - basic	69,123,748	68,873,748

Weighted average number of shares outstanding - diluted	109,123,748	108,873,748

** Less than $.01

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SONGZAI INTERNATIONAL HOLDING GROUP, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(UNAUDITED)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 204,669	$ (70,814)
Adjusted to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation - cost of sales	108,951	15,264
Depreciation	7,288	1,332
Amortization of intangible assets	6,250	-
Imputed interest expense	-	6,026
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable, net	-	170,011
Other receivables	57,213	(46,473)
Increase (decrease) in:
Accounts payable	72,627	(13,831)
Other payables and accrued expenses	(137,387)	208,113
Income tax and other taxes payable	27,334	(76,572)
Net cash provided by operating activities	346,945	193,056

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(52,416)	(53,355)
Net cash used in investing activities	(52,416)	(53,355)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in convertible note payable	1,360	606
Decrease in due to stockholders	-	(109,343)
Net cash provided by (used in) financing activities	1,360	(108,737)

EFFECT OF EXCHANGE RATES ON CASH	(3,120)

NET INCREASE IN CASH AND CASH EQUIVALENTS	292,769	30,964

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	82,561	51,396

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 375,330	$ 82,360

Continued operations	$ 375,330	$ 73,447
Discontinued operations	-	8,913
	$ 375,330	$ 82,360
SUPPLEMENTAL CASH FLOW DISCLOSURES AND NON-CASH
INVESTING INFORMATION:

Common stock issued to others for services	$ -	$ -
Cash paid during the period for interest	$ 1,360	$ -
Imputed interest on advances from a shareholder	$ -	$ 6,026
Cash paid during the period for income taxes	$ -	$ -

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SONGZAI INTERNATIONAL HOLDING GROUP, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2006 (UNAUDITED)

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

It the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company’s consolidated financial position at March 31, 2006, the consolidated results of operations for the three months ended March 31, 2006 and 2005, and consolidated cash flows for the three months ended March 31, 2006 and 2005. The consolidated results for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2006. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year December 31, 2005 appearing in the Company’s annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

NOTE 2	PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements as of March 31, 2006 include the financial statements of Songzai International Holding Group, Inc. (“Songzai” or the “Company”) and its 100% owned subsidiary Heilongjiang Tong Gong Kuang Ye You Xian Gong Si (“Tong Gong”).

The accompanying unaudited condensed financial statements as of March 31, 2005 include the financial statements of Songzai and its 100% owned subsidiary Harbin Yong Heng Ke Ji Fa Zhan You Xian Gong Si (“Yong Heng”) and 100% owned subsidiary Tong Gong. The financial statement of Yong Heng has been classified as discontinued operations.

All significant inter-company balances and transactions have been eliminated on consolidation.

NOTE 3	USE OF ESTIMATES

The preparation of the financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual amounts could differ from those estimates.

NOTE 4	EARNINGS (LOSS) PER SHARE

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

NOTE 5	CASH AND CASH EQUIVALENTS

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

NOTE 6	INCOME TAXES

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2006 (UNAUDITED)

NOTE 7	BUSINESS SEGMENTS

The Company operates in one segment and therefore segment information is not presented.

NOTE 8	RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 154 (“SFAS 154”), Accounting Changes and Error Corrections, was issued in May 2005 and replaces APB Opinion No. 20 and SFAS No. 3 (“SFAS 3”). SFAS No. 154 requires retrospective application for voluntary changes in accounting principle in most instances and is required to be applied to all accounting changes made in fiscal years beginning after December 15, 2005. The Company’s expected April 1, 2006 adoption of SFAS No. 154 is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

NOTE 9	CONVERTIBLE NOTE PAYABLE

Convertible note payable at March 31, 2006 (unaudited) and December 31, 2005 consisted of the following:

	2006	2005

Convertible note payable	$42,461	$41,101

The convertible note payable is unsecured and bears interest at a rate of approximately 9% per annum. The Company scheduled monthly payments, each in the amount of $1,000 starting December 25, 2003 with the balance of $38,000 due and payable on November 25, 2004, at the option of the Company, in cash or in an equivalent amount of Songzai stock.

As of March 31, 2006, the Company is in default on the note repayment schedule and is liable for late interest charge of 5% of the amount of the installment of principal and interest which is paid after the due date and all costs and fees incurred by the note holder as a result of any collection effort thereon. As of March 31, 2006 the default interest due has been accrued. See Note 10.

NOTE 10	COMMITMENTS AND CONTINGENCIES

Contingent liabilities

Pursuant to the default by the Company on the convertible note payable, the Company is contingently liable for all future costs and fees incurred by the note holder as a result of any collection effort. On March 31, 2006 the Company has not received any notification of collection effort by the note holder.

NOTE 11      CONCENTRATION AND RISKS

During the three months ended March 31,2006 and 2005, 100% of the Company’s assets were located in China and 100% of the Company’s revenue were derived from companies in China.

The Company relied on one customer of $140,469 representing 17% of sales in the three months ended March 31, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Songzai International Holding Group, Inc. ("SGZI", "we" or the "Company") is a company engaged in coal production by locating, assembling, assessing, permitting and developing coal properties in the PRC, or the PRC. After obtaining permits from the National Land and Resources Officer and Heilongjiang Province Economy Committee, we mine our properties for the extraction of coal minerals, and then sell most the coal on a per ton basis in cash on delivery, primarily to power plants, cement factories, whole sellers and individuals for home heating. We currently operate the Tong Gong coal mine in northern PRC, located approximately 175 km southwest of Heihe City of Heilongjiang Province.

The Company was incorporated in the State of Nevada on June 7, 2001, under the name Heritage Companies, Inc., and initially engaged in the on-line gift cards and related products business. The company continued to operate this business through September 2003.

On September 29, 2003, we executed a Plan of Exchange (the "Agreement"), between and among the Company, Harbin Yong Heng Ke Ji Fa Zhan You Xian Ze Ren Gong Si, a corporation organized and existing under the laws of the PRC ("Yong Heng"), the shareholders of Yong Heng (the "Yong Heng Shareholders"), and Rohit Patel, former Chairman of the Company ("Patel"). Pursuant to and at the closing of the Agreement, the Yong Heng Shareholders exchanged all their shares of capital stock for 67,000,000 shares of common stock of the Company, or 98.4% of the Company's then to be outstanding common stock, and Mr. Patel returned his 1,188,088 shares of common stock to the Company for cancellation for a payment of $450,000. Upon completion of the exchange, Yong Heng became a wholly-owned subsidiary of the Company. We filed a report on Form 8-K with the Securities and Exchange Commission on September 30, 2003 reporting the acquisition. On November 5, 2003, the Company changed its name from Heritage Companies, Inc. to Songzai International Holding Group, Inc.

On September 23, 2004, we acquired a 75% interest in Heilongjiang Tong Gong Kuang Ye You Xian Gong Si ("Tong Gong"), a corporation organized and existing under the laws of the PRC, and owner of an operational coal mine located near Heihe City in the PRC, pursuant to a Purchase and Sales Agreement, dated April 5, 2004. In order to acquire 75% of Tong Gong's registered capital of RMB 33,200,000, which is equal to approximate $4,009,662, the Company issued 400,000 shares of convertible preferred stock which is convertible into 40,000,000 shares of common stock at the ratio of 1:100, which convertible preferred stock was part of a class of 8,000,000 shares of so-called "blank check" preferred that was authorized on July 16, 2004. The 75% interest in Tong Gong was acquired from Hongwen Li, the Chairman and Chief Executive officer of the Company. In addition to the 75% capital stock of Tong Gong, we acquired a 25% interest in the net profits of Tong Gong from the Harbin Green Ring Biological Degradation Products Developing Co., Ltd., a corporation organized and existing under the laws of the PRC ("Harbin Green"), and the owner of 25% of the capital stock of Tong Gong. Harbin Green is controlled by Hongwen Li. In November 2004, Harbin Green assigned all of its interest in the registered capital of Tong Gong to the Company. Therefore, we now own 100% or the equity interests in the registered capital of Tong Gong.

Our on-line gift cards and related products business activity was terminated in October of 2004. This termination was effected by discontinuing the operations of the Company's Yong Heng subsidiary. Such subsidiary had not earned any revenue since the quarter ended September 30, 2004. On December 28, 2005, pursuant to a Purchase and Sale Agreement, the Company sold 100% interest in its subsidiary - Yong Heng to a third party at the consideration of $241,000, the Company recorded a gain of $107,798 on the sale.

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

Results of Operations

Three Months Ended March 31, 2006 Compared To Three Months Ended March 31, 2005

Net Sales. Net sales for the three months ended March 31, 2006 increased by 411% from $169,663 for the three months ended March 31, 2005 to $867,202 for the three months ended March 31, 2006. The increase in revenues is primarily due to a 192% increase in production during the first quarter of 2006 over the similar period in 2005. In addition, the average selling price of coal the first quarter of 2006 was 240 RMB per ton, compared to 130 RMB per ton during the same period in 2005.

Cost of sales. Cost of sales increased by approximately 159% from $198,142 for the three months ended March 31, 2005 to $513,143 for the three months ended March 31, 2006. The increase in cost of sales resulted from increased production. Cost of sales as a percentage of sales was approximately 59% for the quarter, which remains higher than initially anticipated, but is materially less than cost of sales as a percentage of sales during the first quarter of 2005, which was approximately 117%, and cost of sales as a percentage of sales for fiscal 2005, which was approximately 68%. We believe that the high demand for coal in China has resulted in both increases in the price of coal and increased sales growth, as well as increases in the prices that we must pay for the materials we use in our coal mining operations, such as gun-powder, wood, rails and so on. These price increases have contributed to the higher than anticipated cost of sales as a percentage of sales.

Operating expenses. Our operating expenses increased by 304% from $36,669 for the three months ended March 31, 2005 to $148,078 for the three months ended March 31, 2006. The increase in operating expenses was primarily attributable to a 295% increase in our general and administrative expenses from $32,869 for the three months ended March 31, 2005 to $129,968 for the three months ended March 31, 2006. The increase in general and administrative expenses resulted from an increase in personnel.

Net Income. Our net income for the three months ended March 31, 2006 increased by $275,483, or 389%, from a loss of $70,814 for the three months ended March 31, 2005 to $204,669 for the three months ended March 31, 2006. The increase in net income was primarily attributable to the 411% increase in revenues from quarter to quarter, compared to increases in cost of sales of 159% and operating expenses of 304%.

Liquidity and Capital Resources

As of March 31, 2006, the Company had cash and cash equivalents of $375,330, other receivables and prepayments of $720,283 and current liabilities of $984,753.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31
	2006	2005
Cash provided by (used in):
Operating Activities	$346,945	$193,056
Investing Activities	$(52,416)	$(53,355)
Financing Activities	$1,360	$(108,737)

Cash provided by operating activities increased by 80% during the three months ended March 31, 2006 as compared to the same period in 2005 primarily as a result of the increase in net income during the period.

Cash used in investing activities in the three months ended March 31, 2006 is represented largely by payments for the purchase of property and equipment and there was not a material change in the level of such cash use from quarter to quarter.

Cash used in financing activities decreased significantly from quarter to quarter as a result of the repayment of certain advances to stockholders during 2005.

Overall, we have sufficient cash to continue our current business throughout 2006 due to an increase in sales revenue and net income.

However, if we would like to acquire additional coal mine assets, we will need to rely on financing from outside sources through debt or equity transactions. Failure to obtain such financing could have a material adverse effect on our business expansion.

We do not believe that inflation has had a negative impact on our results of operation.

Capital Commitments

Uses of Liquidity

The Company's cash requirements as of March 31, 2006 are primarily to fund our mining operations.

Sources of Liquidity

The Company’s primary source of liquidity for its short-term cash needs is expected to be cash from operations and retained earnings. The source of working capital for the rest of the year will be from the operations and retained earnings as well.

Critical Accounting Policies and Estimates

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

Plant and machinery	10 — 15 Years
Motor vehicles	5 Years
Building and mining structure	10 years

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

RISK FACTORS

Our business is subject to certain risks, and we want you to review these risks while you are evaluating our business and our historical results. Please keep in mind that any of the following risks discussed below and elsewhere in this Quarterly Report could materially and adversely affect us, our operating results, our financial condition and our projections and beliefs as to our future performance. As such, our results could differ materially from those projected in our forward-looking statements. Additional risks and uncertainties not currently known to us or those we currently deem to be immaterial may also materially and adversely affect our business.

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

Our mining operations are inherently subject to changing conditions that can affect levels of production and production costs for varying lengths of time and can result in decreases in our profitability. We are exposed to commodity price risk related to our purchase of diesel fuel, explosives and steel. In addition, weather conditions, equipment replacement or repair, fires, variations in thickness of the layer, or seam, of coal, amounts of overburden, rock and other natural materials and other geological conditions can be expected in the future to have, a significant impact on our operating results. Prolonged disruption of production at our mine would result in a decrease in our revenues and profitability, which could be material. Other factors affecting the production and sale of our coal that could result in decreases in our profitability include:

•	continued high pricing environment for our raw materials, including, among other things, diesel fuel, explosives and steel;
•	changes in laws or regulations, including permitting requirements;
•	litigation;
•	work stoppages or other labor difficulties;
•	labor shortages;
•	changes in coal market and general economic conditions.

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

Our recoverable reserves decline as we produce coal. We may not be able to mine all of our reserves as profitably as we do at our current operations. Our profitability depends substantially on our ability to mine coal reserves that have the geological characteristics that enable them to be mined at competitive costs. Replacement reserves may not be available when required or, if available, may not be capable of being mined at costs comparable to those characteristics of the depleting mines. We may in the future acquire coal reserves from third parties. We may not be able to accurately assess the geological characteristics of any reserves that we acquire, which may adversely affect our profitability and financial condition. Exhaustion of reserves at the Tong Gong mine and at mines that we may acquire in the future can also have an adverse effect on operating results that is disproportionate to the percentage of overall production represented by such mines. Tong Gong mine is estimated to exhaust its mineable reserves in approximately 10 years at current production levels.

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

We are seeking to expand our operations and coal reserves in the regions in which we operate through acquisitions of businesses and assets, including leases of coal reserves. Acquisition transactions involve inherent risks, such as:

•	uncertainties in assessing the value, strengths, weaknesses, contingent and other liabilities and potential profitability of acquisition or other transaction candidates;
•	the potential loss of key personnel of an acquired business;
•	the ability to achieve identified operating and financial synergies anticipated to result from an acquisition or other transaction;
•	problems that could arise from the integration of the acquired business;
•	unanticipated changes in business, industry or general economic conditions that affect the assumptions underlying the acquisition or other transaction rationale; and
•	unexpected development costs, that adversely affect our profitability.

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

The Renminbi is not a freely convertible currency at present. The Company receives all of its revenue in Renminbi, which may need to be converted to other currencies, primarily U.S. dollars, and remitted outside of the PRC. Effective July 1, 1996, foreign currency "current account" transactions by foreign investment enterprises, including Sino-foreign joint ventures, are no longer subject to the approval of State Administration of Foreign Exchange ("SAFE," formerly, "State Administration of Exchange Control"), but need only a ministerial review, according to the Administration of the Settlement, Sale and Payment of Foreign Exchange Provisions promulgated in 1996 (the "FX regulations"). "Current account" items include international commercial transactions, which occur on a regular basis, such as those relating to trade and provision of services. Distributions to joint venture parties also are considered a "current account transaction." Other non-current account items, known as "capital account" items, remain subject to SAFE approval. Under current regulations, the Company can obtain foreign currency in exchange for Renminbi from swap centers authorized by the government. The Company does not anticipate problems in obtaining foreign currency to satisfy its requirements; however, there is no assurance that foreign currency shortages or changes in currency exchange laws and regulations by the Chinese government will not restrict the Company from freely converting Renminbi in a timely manner. If such shortages or change in laws and regulations occur, the Company may accept Renminbi, which can be held or re-invested in other projects.

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

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic SEC reports. It should be noted that design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS and Reports on Form 8-K

(a)	The following exhibits are filed herewith:

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

On January 13, 2006, the Registrant filed a Current Report on Form 8-K with the Commission regarding the filing of a Certificate of Designation pursuant to which the Board of Directors designated 400,000 shares of Registrant’s preferred stock as Series A Preferred Stock.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

SONGZAI INTERNATIONAL HOLDING GROUP, INC. (Registrant)

Date: May 19, 2006	By:	/s/ Hongjun Li
Hongjun Li
President