Form 10QSB
period 2006-06-30
SONGZAI INTERNATIONAL HOLDING GROUP INC
filed 2006-08-21
CIK 1145761

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________ to _________

Commission file number: 0-28806

  SONGZAI INTERNATIONAL HOLDING GROUP, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	43-1932733
(State of other jurisdiction of incorporation or organization)	(IRS. Employer identification No.)
20337 Rimview Place, Walnut, California 91789
(Address of principal executive offices)

  (909) 468-2840
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of common stock outstanding as of August 16, 2006: 69,323,748

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

  A reduction in consumption may cause our profitability to decline;

  Unanticipated mining conditions may cause profitability to fluctuate;

  Decreases in purchases of coal by our largest customers could adversely affect our revenues;

  Our ability to fund and execute our business plan;

  Our ability to maintain an effective internal control structure.

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

PART I

(1)         Item 1 – Financial Statements (Unaudited)

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2006
(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$145,756
Accounts receivable, net	198,036
Other receivables and prepayment	1,616,879
Inventories	17,505

TOTAL CURRENT ASSETS	1,978,176

PROPERTY AND EQUIPMENT, NET	5,109,509

INTANGIBLE ASSETS, NET	235,417

TOTAL ASSETS	$7,323,102

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$214,617
Other payables & accrued expenses	495,592
Payment in advance	1,168,038
Taxes payable	49,544
Convertible note payable	43,947

TOTAL CURRENT LIABILITIES	1,971,738

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' EQUITY
Convertible preferred stock ($Nil par value; 8,000,000 shares
authorized, 400,000 shares issued and outstanding)	-
Common stock ($0.001 par value, 1,000,000,000 shares authorized:
69,323,748 issued and outstanding)	69,324
Additional paid-in-capital	4,574,566
Retained earnings
Unappropriated	382,673
Appropriated	175,571
Accumulated comprehensive income	149,230

TOTAL STOCKHOLDERS' EQUITY	5,351,364

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,323,102

The accompanying notes are an integral part of these financial statements

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2006	2005	2006	2005

NET SALES:	$766,880	$680,502	$1,634,082	$850,165

COST OF SALES:	(563,264)	(470,392)	(1,076,407)	(668,579)

GROSS PROFIT:	203,616	210,110	557,675	181,586

OPERATING EXPENSES:
Selling and distribution expenses	1,400	11,433	5,972	13,901
General and administrative expenses	210,017	56,891	340,084	89,760
Depreciation	7,352	1,287	14,640	2,574
Amortization of Intangible assets	6,250	-	12,500	-
TOTAL OPERATING EXPENSES:	225,019	69,611	373,196	106,235

INCOME (LOSS) FROM OPERATIONS:	(21,403)	140,499	184,479	75,351

OTHER INCOME (EXPENSES):
Interest expense	(1,486)	(5,235)	(2,846)	(11,839)
Interest Income	36	-	183	-
Other income	-	61,750	-	62,688
Other expense	-	-	-	-
TOTAL OTHER INCOME (EXPENSES),
NET:	(1,450)	56,515	(2,663)	50,849

INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE TAXES:	(22,853)	197,014	181,816	126,200

INCOME TAX EXPENSE:	-	10,289	-	10,289

NET INCOME (LOSS) FROM CONTINUING
OPERATIONS:	(22,853)	186,725	181,816	115,911

DISCONTINUED OPERATIONS:
Loss from discontinued operations	-	-	-	-

NET INCOME (LOSS):	$(22,853)	$186,725	$181,816	$115,911

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation gain (loss)
Continuing operations	-	-	161,157	-
Discontinued operations	-	-	-	-

COMPREHENSIVE INCOME (LOSS):	$(22,853)	$186,725	$342,973	$115,911

Net income (loss) per share-basic and diluted
Income (loss) per common share from
continuing operations – basic	**	**	**	**
Income (loss) per common share from
discontinued operations – basic	**	**	**	**
Net income (loss) per common share - basic	**	**	**	**
Net income (loss) per common share - diluted	**	**	**	**

Weighted average number of shares outstanding -
basic	69,211,180	68,873,748	69,211,180	68,873,748

Weighted average number of shares outstanding -
diluted	109,211,180	108,873,748	109,211,180	108,873,748

** Less than $.01

The accompanying notes are an integral part of these financial statements

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$181,816	$115,911
Adjusted to reconcile net income to net
cash provided by operating activities:
Depreciation - cost of sales	241,046	112,016
Depreciation	14,640	2,574
Amortization of intangible assets	12,500	-
Issuance of common stock for services	48,000	-
Imputed interest expense	-	6,026
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable, net	(198,036)	170,011
Other receivables and prepayment	(839,383)	(191,614)
Inventories, net	(17,505)	-
Increase (decrease) in:
Accounts payable	29,448	25,070
Other payables and accrued expenses	173,870	64,290
Payment in advance	734,354	740,021
Taxes payable	10,401	(126,657)
Net cash provided by operating activities	391,151	917,648

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in due from a stockholder	-	(166,975)
Purchase of property and equipment	(327,682)	(245,733)
Net cash used in investing activities	(327,682)	(412,708)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in convertible note payable	2,846	(7,132)
Decrease in due to stockholders	-	(514,982)
Net cash provided by (used in) financing activities	2,846	(522,114)

EFFECT OF EXCHANGE RATES ON CASH	(3,120)	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	66,315	(17,174)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	82,561	51,396

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$145,756	$34,222

Continued operations	$145,756	$25,309
Discontinued operations	-	8,913
	$145,756	$34,222

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for interest	$-	$5,262
Cash paid during the period for income taxes	$-	$10,289

SUPPLEMENTAL DISCLOSURES OF NON- CASH FLOW INVESTING AND FINANCING ACTIVITIES:
During April 2006, the Company issued 200,000 shares of restricted common stock with a fair value of $48,000 for services.

The accompanying notes are an integral part of these financial statements

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF June 30, 2006 (UNAUDITED)

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

It the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company’s consolidated financial position at June 30, 2006, the consolidated results of operations for the three and six months ended June 30, 2006 and 2005, and consolidated cash flows for the six months ended June 30, 2006 and 2005. The consolidated results for the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2006. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year December 31, 2005 appearing in the Company’s annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

NOTE 2	PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements as of June 30, 2006 include the financial statements of Songzai International Holding Group, Inc. (“Songzai” or the “Company”) and its 100% owned subsidiary Heilongjiang Tong Gong Kuang Ye You Xian Gong Si (“Tong Gong”).

The accompanying unaudited condensed financial statements as of June 30, 2005 include the financial statements of Songzai and its 100% owned subsidiary Harbin Yong Heng Ke Ji Fa Zhan You Xian Gong Si (“Yong Heng”) and 100% owned subsidiary Tong Gong. The financial statement of Yong Heng has been classified as discontinued operations during October 2004.

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

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Songzai was incorporated in the United States and has incurred net operating loss for income tax purposes for the six months ended June 30, 2006 and 2005.

Yong Heng, wholly owned subsidiary of the Company, was incorporated in the PRC and is subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. The Company discontinued its operations since October 2004 and sold it during December 2005. Therefore, Yong Heng hasn’t incurred net operating loss as for income tax purposes for the six months ended June 30, 2006 and 2005.

Tong Gong is a Sino-foreign joint venture enterprise formed in the PRC that is subject to PRC income tax computed according to the relevant laws and regulations in the PRC. According to the PRC government local tax bureau, the Company is entitled to full income tax relief for the first two years commencing on January 2005 and a reduction in income tax rate from 33% to 15% for the subsequent three years from 2007 to 2009.

NOTE 7	BUSINESS SEGMENTS

The Company operates in one segment and therefore segment information is not presented.

NOTE 8	RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”), was issued in May 2005 and replaces APB Opinion No. 20 and SFAS No. 3 (“SFAS 3”). SFAS No. 154 requires retrospective application for voluntary changes in accounting principle in most instances and is required to be applied to all accounting changes made in fiscal years beginning after December 15, 2005. The Company’s expected April 1, 2006 adoption of SFAS No. 154 is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), was issued in February 2006 and which amends SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (SFAS 140”). SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instruments. The Company is currently evaluating the impact this new Standard, but believes that will not have a material impact on the Company’s financial position.

SFAS No. 156, Accounting for Servicing of Financial Assets (“SFAS 156”), was issued in March 2006 and which amends FASB Statement No. 140. SFAS 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable. In addition, this statement permits an entity to choose between two measurement methods (amortization method or fair value measurement method) for each class of separately recognized servicing assets and liabilities. This new accounting standard is effective January 1, 2007. We do not expect the adoption of SFAS 156 to have an impact on our results of operations or financial condition.

NOTE 9	CONVERTIBLE NOTE PAYABLE

Convertible note payable at June 30, 2006 (unaudited) and December 31, 2005 consisted of the following:

	2006	2005

Convertible note payable	$43,947	$41,101

The convertible note payable is unsecured and bears interest at a rate of approximately 9% per annum. The Company scheduled monthly payments, each in the amount of $1,000 starting December 25, 2003 with the balance of $38,000 due and payable on November 25, 2004, at the option of the Company, in cash or in an equivalent amount of Songzai stock.

As of June 30, 2006, the Company is alleged to be in default on the note repayment schedule and is alleged to be liable for late interest charges of 5% of the amount of the installment of principal and interest which is paid after the due date and all costs and fees incurred by the note holder as a result of any collection effort thereon. As of June 30, 2006 the default interest due has been accrued. See Note 10. The holder of the note has filed an action seeking recovery of the principal sum of $33,000, plus interest, late interest charges, and attorneys fees and costs. The dispute regarding the note includes other claims between the parties. See Note 10.

NOTE 10	COMMITMENTS AND CONTINGENCIES

Contingent liabilities

The Company accounts for loss contingencies in accordance with SFAS 5 “Accounting for Loss Contingencies”, and other related guideline. Set forth below is a description of certain loss contingencies as of June 30, 2006 and management’s opinion as to the likelihood of loss in respect of each loss contingency.

Pursuant to the alleged default by the Company on the convertible note payable, the Company is contingently liable for all future costs and fees incurred by the note holder as a result of any collection effort. As of June 30, 2006, the Company was aware of an action brought by the note holder for the principal sum, interest, late interest charges, and attorneys fees described in Note 9. In addition, the note holder claims $210,500 in sums due under services contracts with the Company for the reverse merger and subsequent business services. The Company disputes the claims and asserts that the note holder failed to perform services it was contractually obligated to perform. The Company further asserts that it has paid the note holder for services the note holder has yet to perform. The Company intends to put forward a vigorous legal defense against the claims and to vigorously pursue its counter-claims against the note holder.

Accordingly, no provision has been made by the Company to the above claims as of June 30, 2006.

NOTE 11      STOCKHOLDERS’ EQUITY

Stock issuance

During April 2006, the Company issued 200,000 shares of its restricted common stock to a service provider having a fair value of $48,000. The Company recognized marketing and promotional expenses of $48,000 as of June 30, 2006.

NOTE 12      CONCENTRATION AND RISKS

During the six months ended June 30,2006 and 2005, 100% of the Company’s assets were located in China and 100% of the Company’s revenue were derived from companies in China.

The Company relied on three customers for approximately $497,461, $218,940 and $151,410 respectively representing in aggregate 53% of sales for the six months ended June 30, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Songzai International Holding Group, Inc. ("SGZI", "we" or the "Company") is a company engaged in coal production by locating, assembling, assessing, permitting and developing coal properties in the PRC. After obtaining permits from the National Land and Resources Officer and Heilongjiang Province Economy Committee, we mine our properties for the extraction of coal minerals, and then sell most the coal on a per ton basis for cash on delivery, primarily to power plants, cement factories, wholesalers and to individuals for home heating. We currently operate the Tong Gong coal mine in northern PRC, located approximately 175 km southwest of Heihe City of Heilongjiang Province.

Sonzai was incorporated in the State of Nevada on June 7, 2001, under the name Heritage Companies, Inc., and initially engaged in the on-line gift cards and related products business. The company continued to operate this business through September 2004.

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

The Company's common stock is quoted on the National Association of Securities Dealers Over-the-Counter Bulletin Board ("OTCBB") under the trading symbol "SGZI."

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

Results of Operations

Three Months And Six Months Ended June 30, 2006 Compared To Three Months And Six Months Ended June 30, 2005

Net Sales. Net sales were $766,880 and $680,502 for the three months ended June 30, 2006, and 2005, and $1,634,082 and $850,165 for the six months ended June 30, 2006 and 2005, representing an increase of $86,378 and $783,917, or 12.7% and 92.2% . The increase in revenues is primarily due to increase in production during the second quarter of 2006 over the similar period in 2005. Production during the second quarter of 2006 increased by 47% compared to the same period in 2005. In addition, the average selling price of coal in the first half of 2006 was $22.5 per ton, compared to $17.5 per ton during the same period in 2005.

Cost of sales. Cost of sales were $563,264 and $470,392 for the three months ended June 30, 2006 and 2005, and $1,076,407 and $668,579 for the six months ended June 30, 2006 and 2005, representing an increase of $92,872 and $407,828, or 19.7% and 60.9% . The increase in cost of sales was due to the increased production for the periods ending June 30, 2006 over the same period ended June 30, 2005. Cost of sales as a percentage of sales was approximately 73% for the second quarter, which is consistent with cost of sales as a percentage of sales for the same quarter in 2005 (around 69%). We believe that the high demand for coal in China has resulted in increases in both the price of coal and sales growth, as well as increases in the prices that we must pay for the materials and equipments used in our coal mining operations, such as gun-powder, wood, rails, borers, transport bells and so on. These price increases have contributed to the failure to realize significant economies of scale in connection with the increased production.

Operating expenses. Operating expenses were $225,019 and $69,611 for the three months ended June 30, 2006 and 2005, and $373,196 and $106,235 for the six months ended June 30, 2006 and 2005, representing an increase of $155,408 and $266,961 or 223.3% and 251.3% . The increase in operating expenses was primarily attributable to additional payments of consulting fees related to investors' relations and legal fees. During the second quarter of 2006, the Company recorded consulting fees of $78,000 to the consulting firm StoneRidge Capital LLC for investors' relations services and legal fees of $79,818 for general corporate matters. The Company expects these professional fees to reduce in the future quarters.

                Net (Loss) Income. The Company incurred a net loss of $22,853 for the three months ended June 30, 2006, representing a $209,578 decrease from the net income of $186,725 for the three months ended June 30, 2005. The net loss was attributed to an increase in consulting fees related to investors’ relations. In addition, there was a slight decrease in average selling price of coal for the second quarter in 2006 compared to the same quarter last year. The market price of coal selling price is affected seasonal factor, which is beyond our control. The average selling price of coal for the second quarter in 2006 was $22.5 per ton, compared to 17.5 per ton during the same period in 2005.

Despite the net loss for the second quarter in 2006, income from operations increased by $109,128, or 144.8%, from $75,351 for the six months ended June 30, 2005 to $184,479 for the six months ended June 30, 2006. This increase was mainly due to a 92.2% increase in net sales. Although the Company incurred more operating expenses and cost of sales for the period ended June 30, 2006 compared to the same period ended June 30, 2005, the increased net sales helped offset them.

Liquidity and Capital Resources

For the six months ended June 30, 2006, the Company had cash equivalents of $145,756, compared to cash equivalents of $34,222 for the period ended June 30, 2005. The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2006 and 2005:

	Six Months Ended June 30
	2006	2005
Cash provided by (used in):
Operating Activities	$391,151	$917,648
Investing Activities	(327,682)	(412,708)
Financing Activities	2,846	(522,114)

Cash provided by operating activities decreased by 57% during the six months ended June 30, 2006 compared to the same period in 2005. The primary factor was an increase in consulting fees and cash used for the purchase of mining equipments and reservation of additional coal mines. In the first six months ended June 30, 2006, the Company has deposited a total of 2.3 million Renminbi or US$288,672 to acquire mining equipments to facilitate increased production. In addition, the Company has deposited a total of 7 million Renminbi or US$875,000 for an application to reserve additional mining rights to adjourning property for coal reserve of approximately 1.85 million tons. If the pending applications for additional coal mines are not successful, the Company would expect the deposit of $875,000 be refunded.

During the six months ended June 30, 2006, depreciation increased by 123% compared to the same period in 2005, primarily due to more mining equipments were used for production. Other payables and accrued expenses also increased by 170% during the same period, mainly attributable to the increase in payroll expenses and other operating expenses to facilitate increased production.

The Company used $327,682 for investing activities for the six months period ended June 30, 2006, compared to using $412,708 for the same period in 2005, a decrease of $85,026, or 21%. The major factor for the difference was receipt of due from a stockholder for $166,975 in 2005. The cash used to purchase property and equipment has increased by 33%, which was not a material change in the level of such cash use from quarter to quarter.

We do not have significant financing activities during the six months ended June 30, 2006 while in 2005 we repaid certain loans to stockholders in a total amount of $514,982.

Based on our current expectations, we believe that our cash and cash equivalents, and cash generated from operations will satisfy our working capital needs, and other liquidity requirements associated with our existing operation through the remainder of this year. However, if we would like to acquire additional coal mine assets, we will need to rely on financing from outside sources through debt or equity transactions. Failure to obtain such financing could have a material adverse effect on our business expansion.

We do not believe that inflation has had a negative impact on our results of operation.

Capital Commitments

The Company has no outstanding commitments for capital expenditures. The Company does not currently have any off-balance sheet arrangements.

Uses of Liquidity

The Company's cash requirements as of June 30, 2006 are primarily to fund our mining operations.

Sources of Liquidity

The Company’s primary source of liquidity for its short-term cash needs is expected to be cash from operations and retained earnings. The source of working capital for the rest of the year will be from the operations and retained earning as well.

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

Plant and machinery	10 — 15 Years
Motor vehicles	5 Years
Buildings and mining structure	10 years

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a principal party to proceedings brought by Greentree Financial Group, Inc. in Broward County, Florida, Circuit Court. The proceedings began on April 25, 2006. The facts surrounding the proceedings are in dispute, with Greentree asserting that it is owed $210,500 pursuant to services contracts for the reverse merger and subsequent business services, as well as $33,000 under a promissory note. The Company asserts that Greentree failed to perform services it was contractually obligated to perform. The Company further asserts that it has paid for services Greentree has yet to perform. The Company intends to put forward a vigorous legal defense against the claims and to vigorously pursue its claims against Greentree.

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

N/A

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
(Registrant)

Date: August 16, 2006	By:	/s/ Yang Yu
Yang Yu
Chief Financial Officer