Form 10QSB
period 2006-09-30
SONGZAI INTERNATIONAL HOLDING GROUP INC
filed 2006-11-20
CIK 1145761

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________ to _________

Commission file number: 0-28806

  SONGZAI INTERNATIONAL HOLDING GROUP, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	43-1932733
(State of other jurisdiction of incorporation or organization)	(IRS Employer identification No.)
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

Number of shares of common stock outstanding as of November 14, 2006: 69,323,748

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

PART I
(1) Item 1 – Financial Statements (Unaudited)

SONGZAI INTERNATIONAL HOLDING GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet
September 30, 2006 (Unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$59,467
Accounts receivable, net	186,786
Other receivables and prepayment	1,603,343
Inventories, net	111,349

TOTAL CURRENT ASSETS	1,960,945

PROPERTY AND EQUIPMENT, NET	5,072,987

INTANGIBLE ASSETS, NET	229,167

TOTAL ASSETS	$7,263,099

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$223,468
Other payables & accrued expenses	771,686
Payment in advance	722,890
Other taxes payable	50,326
Convertible note payable	45,485

TOTAL CURRENT LIABILITIES	1,813,855

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS’ EQUITY
Convertible preferred stock ($Nil par value; 8,000,000 shares
authorized, 400,000 shares issued and outstanding)	-
Common stock ($0.001 par value, 1,000,000,000 shares authorized,
69,323,748 issued and outstanding)	69,324
Additional paid-in-capital	4,574,566
Retained earnings
Unappropriated	480,553
Appropriated	175,571
Accumulated other comprehensive income	149,230

TOTAL STOCKHOLDERS’ EQUITY	5,449,244

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,263,099

The accompanying notes are an integral part of these condensed consolidated financial statements

SONGZAI INTERNATIONAL HOLDING GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income
For the three months and nine months ended September 30, 2006 and 2005 (Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

NET SALES	$692,398	$1,055,529	$2,326,480	$1,905,694

COST OF SALES	(452,686)	(561,515)	(1,529,093)	(1,230,094)

GROSS PROFIT	239,712	494,014	797,387	675,600

OPERATING EXPENSES
Selling expenses and distribution expenses	5,716	25,412	11,688	39,313
General and administrative expenses	119,751	96,153	459,835	185,913
Depreciation	7,650	1,287	22,290	3,861
Amortization of intangible assets	6,250	-	18,750	-
TOTAL OPERATING EXPENSES	139,367	122,852	512,563	229,087

INCOME FROM OPERATIONS	100,345	371,162	284,824	446,513

OTHER INCOME (EXPENSES)
Interest expense	(1,343)	(445)	(4,189)	(12,364)
Interest income	(183)	-	-	-
Other income	1,250	-	1,250	60,718
Other expense	(2,189)	(1,970)	(2,189)	-
TOTAL OTHER INCOME (EXPENSES), NET	(2,465)	(2,415)	(5,128)	48,354

INCOME FROM CONTINUING OPERATIONS BEFORE TAXES	97,880	368,747	279,696	494,867

INCOME TAX EXPENSE	-	-	-	10,289

NET INCOME	$97,880	$368,747	$279,696	$484,578

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)
Continuing operations	-	(11,249)	161,157	(11,249)
Discontinued operations	-	2,376	-	2,376

COMPREHENSIVE INCOME	$97,880	$359,874	$440,853	$475,705

Net income per share-basic and diluted
Income per common stock from continuing operations - basic	**	**	**	**
Income per common stock from discontinued operations - basic	**	**	**	**

Net income per common stock - basic	**	**	**	**
Net income per common stock - diluted	**	**	**	**

Weighted average number of shares outstanding - basic	69,323,748	68,873,748	69,249,755	68,873,748

Weighted average number of shares outstanding - diluted	109,323,748	108,873,748	109,249,755	108,873,748

** Less than $.01

The accompanying notes are an integral part of these condensed consolidated financial statements

SONGZAI INTERNATIONAL HOLDING GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2006 and 2005 (Unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$279,696	$484,578
Adjusted to reconcile net income to net cash
provided by operating activities:
Depreciation - cost of sales	359,834	162,788
Depreciation	22,290	3,861
Amortization of intangible assets	18,750	-
Issuance of common stock for services	48,000	-
Imputed interest expense	-	6,106
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable, net	(186,786)	145,350
Other receivables and prepayments	(825,847)	(368,271)
Inventories, net	(111,349)	-
Increase (decrease) in:
Accounts payable	38,299	32,183
Other payables and accrued expenses	449,964	106,232
Payments in advance	289,206	414,419
Income tax and other taxes payable	11,183	(127,863)
Discontinued operations, net	-	1,255
Net cash provided by operating activities	393,240	860,638

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(417,598)	(326,969)
Net cash used in investing activities	(417,598)	(326,969)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in convertible note payable	4,384	(6,615)
Decrease in amount due to a stockholder	-	(451,036)
Net cash provided by (used in) financing activities	4,384	(457,651)

EFFECT OF EXCHANGE RATES ON CASH	(3,120)	(8,873)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(23,094)	67,145

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	82,561	51,396

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$59,467	$118,541

Continued operations	$59,467	$109,442
Discontinued operations	-	9,099
	$59,467	$118,541

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest expense	$-	$4,751
Income taxes	$-	$10,289

SUPPLEMENTAL DISCLOSURES OF NON-CASH OPERATING ACTIVITIES:

During April 2006, the Company issued 200,000 shares of restricted common stock with a fair value of $48,000 to a service provider for services rendered.

The accompanying notes are an integral part of these condensed consolidated financial statements

SONGZAI INTERNATIONAL HOLDING GROUP, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2006 (UNAUDITED)

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

It the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company’s consolidated financial position at September 30, 2006, the consolidated results of operations for the three and nine months ended September 30, 2006 and 2005, and consolidated cash flows for the nine months ended September 30, 2006 and 2005. The consolidated results for the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2006. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year December 31, 2005 appearing in the Company’s annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

NOTE 2	PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements as of September 30, 2006 include the financial statements of Songzai International Holding Group, Inc. (“Songzai” or the “Company”) and its 100% owned subsidiary Heilongjiang Tong Gong Kuang Ye You Xian Gong Si (“Tong Gong”).

The accompanying unaudited condensed financial statements as of September 30, 2005 include the financial statements of Songzai and its 100% owned subsidiary Harbin Yong Heng Ke Ji Fa Zhan You Xian Gong Si (“Yong Heng”) and 100% owned subsidiary Tong Gong. The financial statement of Yong Heng has been classified as discontinued operations during October 2004.

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

NOTE 4	EARNINGS PER SHARE

Basic earnings per share exclude dilution and are computed by dividing earnings available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common stock outstanding adjusted to reflect potentially dilutive securities.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2006 (UNAUDITED)

NOTE 5	CASH AND CASH EQUIVALENTS

For purpose of the unaudited condensed consolidated statements of cash flows, cash and cash equivalents include cash on hand and demand deposits with a bank with a maturity of less than 3 months.

NOTE 6	INCOME TAXES

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Songzai was incorporated in the United States and has incurred net operating loss for income tax purposes for the nine months ended September 30, 2006 and 2005.

Yong Heng, a wholly owned subsidiary of the Company, was incorporated in the PRC and is subject to PRC income tax, computed according to the relevant laws and regulations in the PRC. The Company discontinued its operations of Yong Heng since October 2004 and sold this investment during December 2005. Prior to the sale, Yong Heng had not incurred any assessable profits for PRC tax purposes and had no income tax liabilities.

Tong Gong is a Sino-foreign joint venture enterprise formed in the PRC that is subject to PRC income tax computed according to the relevant laws and regulations in the PRC. According to the PRC local government tax bureau, the Company is entitled to full income tax relief for the first two years commencing from January 2005 and a reduction in income tax rate from 33% to 15% for the subsequent three years from 2007 to 2009.

NOTE 7	BUSINESS SEGMENTS

The Company operates in one segment and therefore segment information is not presented.

NOTE 8	RECENT ACCOUNTING PRONOUNCEMENTS

Statement No. 154 - Accounting Changes and Error Corrections (a replacement of APB Opinion No. 20 and FASB Statement No. 3) (Issued 05/05)

This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

Statement No. 155 - Accounting for Certain Hybrid Financial Instruments (Issued 02/06)

This Statement amends SFAS No. 133 “Accounting for Derivatives Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”).

SONGZAI INTERNATIONAL HOLDING GROUP, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2006 (UNAUDITED)

This Statement amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instruments.

NOTE 8	RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

Statement No. 156 - Accounting for Servicing of Financial Assets (Issued 03/06)

This Statement amends FASB Statement No. 140 and requires that all separately recognized servicing rights be initially measured at fair value, if practicable. In addition, this statement permits an entity to choose between two measurement methods (amortization method or fair value measurement method) for each class of separately recognized servicing assets and liabilities. This new accounting standard is effective January 1, 2007.

Statement No. 157 - Fair Value Measurements (Issued 09/06)

This statement is to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS No. 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. Moreover, the SFAS states that the transaction is hypothetical at the measurement date, considered from the perspective of the market participant who holds the asset or liability. Consequently, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price).

SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). Finally, SFAS No. 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. Entities are encouraged to combine the fair value information disclosed under SFAS No. 157 with the fair value information disclosed under other accounting pronouncements, including SFAS No. 107, Disclosures about Fair Value of Financial Instruments, where practicable. The guidance in this Statement applies for derivatives and other financial instruments measured at fair value under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” at initial recognition and in all subsequent periods.

SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, although earlier application is encouraged. Additionally, prospective application of the provisions of SFAS No. 157 is required as of the beginning of the fiscal year in which it is initially applied, except when certain circumstances require retrospective application.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2006 (UNAUDITED)

NOTE 8	RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

Statement No. 158 - Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of SFAS No. 87, 88, 106 and 132 (R)) (Issued 09/06)

This statement amends SFAS No. 87, 88, 106 and 132(R), to require an employer to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare, and other postretirement plans in their financial statements. Previous standards required an employer to disclose the complete funded status of its plan only in the notes to the financial statements. Moreover, because those standards allowed an employer to delay recognition of certain changes in plan assets and obligations that affected the costs of providing benefits, employers reported an asset or liability that almost always differed from the plan’s funded status. Under SFAS No. 158, a defined benefit postretirement plan sponsor that is a public or private company or a nongovernmental not-for-profit organization must (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for the plan’s underfunded status, (b) measure the plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions), and (c) recognize, as a component of other comprehensive income, the changes in the funded status of the plan that arise during the year but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, Employers’ Accounting for Pensions, or SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. SFAS No. 158 also requires an employer to disclose in the notes to financial statements additional information on how delayed recognition of certain changes in the funded status of a defined benefit postretirement plan affects net periodic benefit cost for the next fiscal year.

The adoption of these new Statements is not expected to have a material effect on the Company’s current financial position, results or operations, or cash flows.

NOTE 9	CONVERTIBLE NOTE PAYABLE

The Company has a convertible note payable at September 30, 2006 (unaudited) and December 31, 2005 of $45,485 and $41,101 respectively.

The convertible note payable is unsecured and bears interest at a rate of approximately 9% per annum. The Company scheduled monthly payments, each in the amount of $1,000 starting December 25, 2003 with the balance of $38,000 due and payable on November 25, 2004, at the option of the Company, in cash or in an equivalent amount of Songzai stock.

As of September 30, 2006, the Company is alleged to be in default on the note repayment schedule and is alleged to be liable for late interest charges of 5% of the amount of the installment of principal and interest which is paid after the due date and all costs and fees incurred by the note holder as a result of any collection effort thereon. As of September 30, 2006 the default interest due has been accrued. See Note 10. The holder of the note has filed an action seeking recovery of the principal sum of $33,000, plus interest, late interest charges, and attorney fees and costs. The dispute regarding the note includes other claims between the parties. See Note 10.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2006 (UNAUDITED)

NOTE 10	COMMITMENTS AND CONTINGENCIES

(A) Contingent liabilities

The Company accounts for loss contingencies in accordance with SFAS 5 “Accounting for Loss Contingencies”, and other related guidelines. Set forth below is a description of certain loss contingencies as of September 30, 2006 and management’s opinion as to the likelihood of loss in respect of each loss contingency.

Pursuant to the alleged default by the Company on the convertible note payable (See Note 9), the Company is contingently liable for all future costs and fees incurred by the note holder as a result of any collection effort. In April 2006, the note holder filed an action against the Company in Broward County, Florida, seeking damages of $243,500 for the repayment of the convertible note due including $210,500 for sums due under service contracts with the Company for the reverse merger, subsequent business services, interest, late interest charges, and attorney fees described in Note 9. The Company disputes the claims and asserts that the note holder failed to perform services it was contractually obligated to perform. The Company further asserts that it has paid the note holder for services the note holder has yet to perform. The Company intends to put forward a vigorous legal defense against the claims and to vigorously pursue its counter-claims against the note holder.

Accordingly, no provision has been made by the Company to the above claims as of September 30, 2006.

In August 2006, a disposition subpoena was issued by the court in Broward County, Florida allowing the disputes between the Company and the note holder to be settled by arbitration. The arbitration hearing is scheduled for November 21, 2006.

(B) Capital commitments

As of September 30, 2006, the Company had capital commitments of $75,000 with a contractor for building construction in progress.

NOTE 11	STOCKHOLDERS’ EQUITY

Stock issuance

During April 2006, the Company issued 200,000 shares of its restricted common stock to a service provider having a fair value of $48,000. The Company recognized marketing and promotion expenses of $48,000 during the nine months ended September 30, 2006.

NOTE 12	CONCENTRATION AND RISKS

During the nine months ended September 30, 2006 and 2005, 100% of the Company’s assets were located in China and 100% of the Company’s revenue were derived from customers in China.

The Company relied on three customers for approximately $589,396, $388,392 and $158,959 respectively representing in aggregate 49% of sales for the nine months ended September 30, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Songzai International Holding Group, Inc. (“SGZI”, “we” or the “Company”) is a company engaged in coal production by locating, assembling, assessing, permitting and developing coal properties in the PRC. After obtaining permits from the National Land and Resources Officer and Heilongjiang Province Economy Committee, we mine our properties for the extraction of coal minerals, and then sell most the coal on a per ton basis for cash on delivery, primarily to power plants, cement factories, wholesalers and to individuals for home heating. We currently operate the Tong Gong coal mine in northern PRC, located approximately 175 km southwest of Heihe City of Heilongjiang Province.

Sonzai was incorporated in the State of Nevada on June 7, 2001, under the name Heritage Companies, Inc., and initially engaged in the on-line gift cards and related products business. The company continued to operate this business through September 2004.

On September 29, 2003, we executed a Plan of Exchange (the “Agreement”), between and among the Company, Harbin Yong Heng Ke Ji Fa Zhan You Xian Ze Ren Gong Si, a corporation organized and existing under the laws of the PRC (“Yong Heng”), the shareholders of Yong Heng (the “Yong Heng Shareholders”), and Rohit Patel, former Chairman of the Company (“Patel”). Pursuant to and at the closing of the Agreement, the Yong Heng Shareholders exchanged all their shares of capital stock for 67,000,000 shares of common stock of the Company, or 98.4% of the Company’s then to be outstanding common stock, and Mr. Patel returned his 1,188,088 shares of common stock to the Company for cancellation for a payment of $450,000. Upon completion of the exchange, Yong Heng became a wholly-owned subsidiary of the Company. We filed a report on Form 8-K with the Securities and Exchange Commission on September 30, 2003 reporting the acquisition. On November 5, 2003, the Company changed its name from Heritage Companies, Inc. to Songzai International Holding Group, Inc.

On September 23, 2004, we acquired a 75% interest in Heilongjiang Tong Gong Kuang Ye You Xian Gong Si (“Tong Gong”), a corporation organized and existing under the laws of the PRC, and owner of an operational coal mine located near Heihe City in the PRC, pursuant to a Purchase and Sales Agreement, dated April 5, 2004. In order to acquire 75% of Tong Gong’s registered capital of RMB 33,200,000, which is equal to approximate $4,009,662, the Company issued 400,000 shares of convertible preferred stock which is convertible into 40,000,000 shares of common stock at the ratio of 1:100, which convertible preferred stock was part of a class of 8,000,000 shares of so-called “blank check” preferred that was authorized on July 16, 2004. The 75% interest in Tong Gong was acquired from Hongwen Li, the Chairman and Chief Executive officer of the Company. In addition to the 75% capital stock of Tong Gong, we acquired a 25% interest in the net profits of Tong Gong from the Harbin Green Ring Biological Degradation Products Developing Co., Ltd., a corporation organized and existing under the laws of the PRC (“Harbin Green”), and the owner of 25% of the capital stock of Tong Gong. Harbin Green is controlled by Hongwen Li. In November 2004, Harbin Green assigned all of its interest in the registered capital of Tong Gong to the Company. Therefore, we now own 100% or the equity interests in the registered capital of Tong Gong.

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

The Company’s common stock is quoted on the National Association of Securities Dealers Over-the-Counter Bulletin Board (“OTCBB”) under the trading symbol “SGZI.”

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

Results of Operations

Three Months and Nine Months Ended September 30, 2006 Compared To Three Months and Nine Months Ended September 30, 2005

Net Sales. Net sales were $692,398 and $1,055,529 for the three months ended September 30, 2006, and 2005, representing a decrease of $363,131, or 34% quarter to quarter.  The decrease in revenues for the three months ended September 30, 2006 was primarily due to a decrease in production and a decrease in selling price of coal during the quarter.  Production for the third quarter of 2006 was reduced by 23% compared to the same period in 2005 as a result of the development of an additional tunnel in the coal mine.  The Company expects this new tunnel to produce approximately 5 million tons in the next quarter.  In addition, the average selling price of coal in the third quarter of 2006 was 169.53 Renminbi per ton, compared to 200.69 Renminbi per ton during the same period in 2005. The average selling price of coal in the nine months ended September 2006 was 174.66 Renminbi per ton, compared to 188.61 Renminbi per ton during the same period in 2005.   Despite the decrease in net sale for the third quarter, net sales were $2,326,480 and $1,905,694 for the nine months ended September 30, 2006 and 2005, representing an increase of $420,786 or 22% quarter to quarter.  The increase in revenues is primarily due to increase in total production during the first and second quarters of 2006 over the similar periods in 2005. Total production for the nine months ended September 30, 2006 was 106,560.31 tons, compared to 82,707.25 tons for the same period in 2005.

Cost of sales. Cost of sales were $452,686 and $561,515 for the three months ended September 30, 2006 and 2005, representing a decrease of $108,829 or 19% quarter to quarter.  The decrease in cost of sales was due to the decreased production for the third quarter in 2006 over the same quarter in 2005. However, cost of sales as a percentage of sales increased to approximately 65% for the third quarter in 2006 from approximately 53% for the same period in 2005. Consequently, the gross margin as a percentage of sales decreased to approximately 35% for the third quarter in 2006 from approximately 47% for the same quarter in 2005.  Cost of sales were $1,529,093 and $1,230,094 for the nine months ended September 30, 2006 and 2005, representing an increase of $298,999 or 24%.  The increase in cost of sales was due to the total increased production for the nine months period ended September 30, 2006 over the same period ended September 30, 2005.  We believe that the high demand for coal in China will result in increases in both the price of coal and sales growth, as well as increases in the prices that we must pay for the materials and equipments used in our coal mining operations, such as gun-powder, wood, rails, borers, transport bells and so on. These price increases have contributed to the failure to realize significant economies of scale in connection with the increased production.

Operating expenses. Operating expenses were $139,367 and $122,852 for the three months ended September 30, 2006 and 2005, and $512,563 and $229,087 for the nine months ended September 30, 2006 and 2005, representing an increase of $16,515 and $283,476 or 13% and 124%, respectively.  The increase in operating expenses was primarily attributable to an increase in General and Administrative expenses.  General and Administrative expenses totaled $119,751 for the three months ended September 30, 2006, an increase of $23,598 from $96,153 for the three months ended September 30, 2005.  The increase was attributable to the additional environmental fees paid to the PRC government during the third quarter.  General and Administrative expenses for the nine months ended September 30, 2006 totaled $459,835, an increase of $273,922 from $185,913 for the nine months ended September 30, 2005.  The increase was primarily attributable to additional payments of consulting fees related to investors' relations, legal fees and higher payroll expenses.  For the nine months ended September 30, 2006, the Company recorded consulting fees of $78,000 to the consulting firm StoneRidge Capital LLC for investors' relations services and legal fees of $95,000 for general corporate matters, while no such fees were paid in 2005.  In addition, the Company recorded additional management salaries of $40,000 during the same period.

Net (Loss) Income.  The Company incurred a net income of $97,880 for the three months ended September 30, 2006, representing a $270,867 decrease from the net income of $368,747 for the three months ended September 30, 2005.  The decrease in net income for the third quarter was attributed to reduction in production volume and a decrease in average selling price of coal.  Net income decreased by $204,882 or 42%, from $484,578 for the nine months ended September 30, 2005 to $279,696 for the nine months ended September 30, 2006.  The decrease was mainly due to the increase in operating expenses described above.

Liquidity and Capital Resources

For the nine months ended September 30, 2006, the Company had cash equivalents of $59,467, compared to cash equivalents of $118,541 for the period ended September 30, 2005. The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2006 and 2005:

	Nine Months Ended September 30
	2006	2005
Cash provided by (used in):
Operating Activities	$393,240	$860,638
Investing Activities	(417,598)	(326,969)
Financing Activities	4,384	(457,651)

Cash provided by operating activities decreased by 54% during the nine months ended September 30, 2006 compared to the same period in 2005.  The primary factor was cash used for the purchase of mining equipments and reservation of additional coal mines. In the nine months ended September 30, 2006, the Company has deposited a total of 2.3 million Renminbi or US$288,672 to acquire mining equipments.  The mining equipments will be custom made upon receipt of deposit and the Company expects to receive the new mining equipments in the next quarter.  In addition, the Company has deposited a total of 7 million Renminbi or US$875,000 to reserve additional mining rights to adjourning property for coal reserve of approximately 1.85 million tons.   The pending applications are subject to the approval from the PRC government and the Company expects the applications be approved within the next six to nine months.  If the pending applications for additional coal mines are not successful, the Company would expect the deposit of $875,000 be refunded.

During the nine months ended September 30, 2006, depreciation increased by 121% compared to the same period in 2005, primarily due to more mining equipments were used for production.  Other receivables increased by 124%, compared to the same period, primarily due to the deposit for reservation of mining rights.   Other payables and accrued expenses also increased by 323% during the same period, mainly attributable to the increase in trade deposit and other operating expenses to facilitate increased production.

The Company used $417,598 for investing activities for the nine months period ended September 30, 2006, compared to using $326,969 for the same period in 2005, an increase of $90,629, or 28%.  The major factor for the difference was acquisition of more property and mining equipments.  The cash used to purchase property and equipment has increased by 28%, which was not a material change in the level of such cash use from quarter over quarter.

We did not have significant financing activities during the nine months ended September 30, 2006 while in 2005 we repaid certain loans to stockholders in a total amount of $451,036.

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

Capital Commitments

As of September 30, 2006, the Company had capital commitment of $75,000 with a contractor for building construction in progress. The Company does not currently have any off-balance sheet arrangements.

Uses of Liquidity

The Company’s cash requirements as of September 30, 2006 are primarily to fund our mining operations.

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

The authorized preferred stock constitutes what is commonly referred to as “blank check” preferred stock. This type of preferred stock allows the Board of Directors to divide the preferred stock into series, to designate each series, to fix and determine separately for each series any one or more relative rights and preferences and to issue shares of any series without further stockholder approval. Preferred stock authorized in series allows our Board of Directors to hinder or discourage an attempt to gain control of us by a merger, tender offer at a control premium price, proxy contest or otherwise. Consequently, the preferred stock could entrench our management. In addition, the market price of our common stock could be materially and adversely affected by the existence of the preferred stock.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

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

ITEM 3.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being September 30, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s Chief Executive Officer along with our company’s Acting Chief Financial Officer. Based upon that evaluation, our company’s Chief Executive Officer along with our company’s Acting Chief Financial Officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company’s internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Acting Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.”

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

The parties are negotiating for a resolution to this matter, with a mediation set for November 21, 2006.

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

(b) Reports on Form 8-K:

Effective September 26, 2006, Mr. Yang Yu has resigned as the Chief Financial Officer (“CFO”) of Songzai International Holding Group, Inc. (the “Registrant”) for personal reasons. Mr. Yu’s resignation was not a result of any disagreements with the Registrant.

On September 27, 2006, the Board of Directors of the Registrant appointed Mr. Hong Jun Li, President of the Registrant, to fill the role of acting CFO until a permanent replacement is named.

The Registrant will conduct a search for a suitable successor to Mr. Yu as soon as reasonably possible.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.

(Registrant)

Date: November 20, 2006	By:	/s/Hongjun Li
Hong Jun Li Acting Chief Financial Officer