Form 10KSB/A
period 2005-12-31
SONGZAI INTERNATIONAL HOLDING GROUP INC
filed 2007-02-08
CIK 1145761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A
Amendment No. 1

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
ANNUAL REPORT ON FORM 1 0-KSB/A
FOR THE YEAR ENDED DECEMBER 31, 2005

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in this report in greater detail under the heading "Risk Factors." Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management's beliefs and assumptions only as of the date of this report. You should read this annual report on Form 10-KSB/A and the documents that we have filed as exhibits to this annual report completely and with the understanding that our actual future results may be materially different from what we expect.

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

Sonzai was incorporated in the State of Nevada on June 7, 2001, under the name Heritage Companies, Inc., and initially engaged in the on-line gift cards and related products business. The company continued to operate this business through October 2004 .

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

The Tong Gong Coal Mine is an underground coal mine located in the western slope of the Xiaoqinganling Mountain in northern PRC. The mine is accessible by both railway and public roads. The coal reserves are located in the middle of the Heibaoshan-Muer coal basin, as secondary sedimentary basin. Several faults occur in, and define the coal fields with throws ranging from 20 meters to 270 meters. Coal bearing strata in the mine area are contained in the Jiufengshan Group.

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

Currently all of the property and equipment of the TongGong coal mine is in safe working condition, and all the equipment and machines are under constant maintenance. In addition, every quarter the Company has budgeted the use of approximately 18% of the total retained profit for the acquisition of new equipments and maintenance.

The TongGong coal mines have been commended by local government officials and the coal mine administrating bureau during its annual coal mine production safety inspections.

Our Mining Facilities

The TongGong Coal Mine is located in the western slope of the Xiaoxinganling Mountain in the Heilongjiang Province in Northeastern China. The mine, which was originally installed in 1995 as the Jinchang Coal Mine, was purchased by Songzai in 2003 and renamed TongGong Coal Mine.

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

The industrial and home use coal is sold at the mine. Steam coal is trucked to a nearby railroad cargo station, which is approximately 500 meters from the mine. The 500 meter road from the coal mine to the railroad cargo station is being improved to reduce trucking time. A conveyer belt to cover the 500 meter road is also being installed. By the time of completion, the coal will be transported in a ceaseless process from the coal mine to the railroad cargo station.

Mine design capacity is estimated at 150,000 to 200,000 tpa based on mine operating conditions. The mine has government approval for the 150,000 tpa capacity. Mine service life, based on a reserve base of 3 million tones (Mt), is 20 years.

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

Currently the coal mine is applying to increase the annual production capacity under its Coal Production rights Permits from 150,000 tons to 210,000 tons. The costs for such application are approximately $200,000 and we expect the application to be approved by the end of this year.

In addition, the coal mine is applying to increase its permitted reserves from 4.5 million tons to 6 million tons. The costs for such application is $1.5 million and we expect the application to be approved by the end of this year.

Most of the equipment in the TongGong coal mine utilizes the latest technology available for use in the Chinese coal mining industry. All equipment is technologically sufficient to support the mine’s production capacity. In addition, every quarter the Company has budgeted the use of approximately 18% of the total retained profit for the acquisition of new equipments and maintenance.” The usable life of equipment in the mine, which was replaced or refurbished in 2004, is approximately 10-15 years. We may acquire additional driving belts and up to four diesel trailers in order to increase our operating efficiency, but we do not believe that there will be any required material equipment purchase costs in the next 12 months.

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

Our common shares are issued in registered form. Gayle Terry of Interwest Transfer Company, Inc (Telephone: 801-272-9294; Facsimile: 801-277-3147) is the registrar and transfer agent for our common shares.

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

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this annual report, being December 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President along with our company's Chief Financial Officer. Based upon that evaluation, our company's President along with our company's Chief Financial Officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

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

LI HONGJUN has served as Director and President of the Company since the acquisition with Yong Heng was completed on December 16, 2003. His knowledge in business management was applied to his organization of Rui Gen Te Industrial Resources Co. in the U.S. in 1996. He is the Registered Agent of the company. At the same time, Mr. Li, Hongjun set up Heilongjiang Song Zai Metal Co., Ltd., which is another Chinese company in the business of trading metal parts between China and Russia. Mr. Li, Hongjun is the brother of Mr. Li, Hongwen.

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

PART IV

ITEM 13. EXHIBITS.

(a)	The following financial statements are filed as a part of this Form 10-KSB in Appendix A hereto:
	i.	Report Independent Registered Public Accounting Firm
	ii.	Consolidated balance sheet as of December 31, 2005
	iii.	Consolidated statements of operations for the years ended December 31, 2005 and 2004
	iv.	Consolidated statements of shareholders' equity for the years ended December 31, 2005 and 2004
	v.	Consolidated statements of cash flows for the years ended December 31, 2005 and 2004
	vi.	Notes to consolidated financial statements.
(b)	The following Exhibits are filed as part of this Report on Form 10-KSB:

(III) INDEX OF EXHIBITS:

EXHIBIT NO.	DESCRIPTION

3.1	Articles of Incorporation dated June 7, 2001 is incorporated by reference from Registrant’s Annual Report on Form 10-KSB filed with the SEC on March 31, 2006.
3.2	Certificate of Amendment to Articles of Incorporation dated October 23, 2003 is incorporated by reference from Registrant’s Annual Report on Form 10-KSB filed with the SEC on March 31, 2006.
3.3	Articles of Exchange among Harbin Yong Heng Ke Ji Fa Zhan You Xian Ze Reng Gong Si and Songzai International Holding Group, Inc. is incorporated herein by reference from Registrant’s Current Report on Form 8-K/A filed with the SEC on May 14, 2004.
3.4	Certificates of Amendments to Articles of Incorporation, dated October 23, 2003 is incorporated herein by reference from Registrant’s Current Report on Form 8-K/A filed with the SEC on May 14, 2004.
3.5	Certificate of Amendment to Articles of Incorporation dated July 16, 2004 is incorporated by reference from Registrant’s Annual Report on Form 10-KSB filed with the SEC on March 31, 2006.
3.6	Certificate of Designation, Preference and Rights of Convertible Preferred Stock dated January 9, 2006
3.7	By-laws is incorporated by reference from Registrant’s Annual Report on Form 10-KSB filed with the SEC on March 31, 2006.
10.1	2006 Stock Option/Stock Issuance Plan is incorporated herein by reference from Registrant’s Registration Statement on Form S-8 filed with the SEC on March 8, 2006
10.2	Plan of Exchange, dated September 23, 2004 by which Heritage Companies, Inc. shall acquire Harbin Yong Heng Ke Ji Fa Zhan You Xian Ze Reng Gong Si is incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on January 2, 2004.

10.3	Purchase and Sale Agreement By and Among Songzai Metal Products Co. Ltd and Songzai International Holding Group, Inc covering the acquisition of certain assets formerly owned by Heihe Jinchang Coal Mine Company, LLC is incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on April 8, 2004.
14.1	Draft Code of Ethics of Songzai International Holding Group, Inc. is incorporated herein by reference from Registrant’s Annual Report on Form 10-KSB filed with the SEC on April 12, 2004.
16.2	Letter Regarding Change in Certifying Accountant is incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on January 20, 2005.
21	List of subsidiaries is incorporated by reference from Registrant’s Annual Report on Form 10-KSB filed with the SEC on March 31, 2006.
23.1	Consent of independent auditors Jimmy C.H. Cheung & Co.
24.1	Power of Attorney (included in the Signatures section of this report)
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer \
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Coal Mining Right Permit issued by the Heilongjiang Province National Land and Resources Officer, dated December 31, 2005 is incorporated by reference from Registrant’s Annual Report on Form 10-KSB filed with the SEC on March 31, 2006.
99.2	Coal Mining Right Permit issued by the Heilongjiang Province Economy Committee, dated December 31, 2005 is incorporated by reference from Registrant’s Annual Report on Form 10-KSB filed with the SEC on March 31, 2006.
99.3	Safe Production Certificate issued by the Heilongjiang Coal Safety Inspection Bureau, dated February 16, 2006 is incorporated by reference from Registrant’s Annual Report on Form 10-KSB filed with the SEC on March 31, 2006.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Songzai International Holding Group, Inc. has duly caused this annual report on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 31, 2007
SONGZAI INTERNATIONAL HOLDING GROUP, INC.

By:	/s/ Hongjun Li
Name:	Hongjun Li,
Title:	President

Each person whose signature appears below appoints Hongjun Li his or her attorney-in-fact, with full power of substitution and resubstitution, to sign any and all amendments to this report on Form 10-KSB/A of Songzai International Holding Group, Inc., and to file them, with all their exhibits and other related documents, with the Securities and Exchange Commission, ratifying and confirming all that their attorney-in-fact and agent or his or her substitute or substitutes may lawfully do or cause to be done by virtue of this appointment. In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Hongwen Li	Chairman of the Board	January 31, 2007
Hongwen Li

President, Chief Financial Officer and Director
/s/ Hongjun Li	(Principal Executive Officer)	January 31, 2007
Hongjun Li

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

On September 23, 2004, the Company acquired a 75% interest in Heilongjiang Tong Gong Kuang Ye You Xian Gong Si (“Tong Gong”), an operational coal mine located near Heihe City in the PRC. The Company issued 400,000 shares of “blank check” preferred stock that is convertible into 40,000,000 shares of common stock to exchange for a 75% interest in Tong Gong’s registered capital of $4,009,662 (RMB33,200,000). To effect the payment of the purchase price, the Company authorized a class of 8,000,000 convertible preferred shares under Nevada law. In addition to the 75% interest in Tong Gong, Harbin Green Ring Biological Degradation Products Developing Co., Ltd. (“Harbin Green”) transferred a 25% net profits interest in Tong Gong to the Company. Harbin Green is controlled by Li Hong Wen, Chairman and Chief Executive officer of the company.

Subsequently, Harbin Green assigned all of its interest in the registered capital of Tong Gong to the Company. Therefore, the Company now owns 100% interest in the registered capital of Tong Gong. During October 2004, the Company discontinued the operations of Yong Heng, those are recorded as discontinued operations in 2005 and 2004.

On December 28, 2005, pursuant to a Purchase and Sale Agreement, the Company sold 100% interest in its subsidiary - Yong Heng to a third party for $241,000. See Note 2.

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

The Company extends unsecured credit to its customers in the ordinary course of business but seeks to mitigate the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and recorded based on managements’ assessment of the credit history with the customer and current relationships with them. All accounts receivable in 2005 and 2004 were considered collectable and the Company has not recorded any allowances for doubtful debts.

	(F)	Inventories

Inventories consists of coal extracted from the ground that is available for delivery to customers, as well as extracted coal which has been removed from the ground but not yet processed through a wash plant. Inventories of coal are valued at the lower of average cost or market, cost being determined on a first in, first out method and includes labor and benefits and all expenditures directly related to the removal of coal.

	(G)	Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to expense as incurred.

Depreciation is provided on a straight-line basis, less estimated residual value over the assets estimated useful lives. The estimated useful lives are as follows:’

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

All of the Company’s operation is in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between the United States dollars (“US$”) and the Chinese Renminbi (“RMB”). On July 21, 2005, the PRC allowed the RMB to fluctuate, ending its decade-old valuation peg to the US$. The new RMB rate reflects an approximately 2% increase in value against the US$. Historically, the PRC government has benchmarked the RMB exchange ratio against the US$, thereby mitigating the associated foreign currency exchange rate fluctuation risk. The Company does not believe that its foreign currency exchange rate fluctuation risk is significant, especially if the PRC government continues to benchmark the RMB against the US$.

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

The functional currency of the Company is the Chinese Renminbi (“RMB”). Foreign currency transactions during the year are translated to RMB at the approximate rates of exchange on the dates of transactions. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the approximate rates of exchange at that date. Non-monetary assets and liabilities are translated at the rates of exchange prevailing at the time the asset or liability was acquired. Exchange gains or losses are recorded in the statement operations.

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

On December 28, 2005, pursuant to a Purchase and Sale Agreement, the Company sold 100% interest in its subsidiary Yong Heng to a third party for $241,000. The gain on the disposal of discontinued operations are summarized as follows:

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

On September 23, 2004, the Company acquired a 75% interest in Heilongjiang Tong Gong Kuang Ye You Xian Gong Si (“Tong Gong”), an operational coal mine located near Heihe City in the PRC. The Company issued 400,000 shares of “blank check” preferred stock that is convertible into 40,000,000 shares of common stock to exchange for a 75% interest in Tong Gong’s registered capital of $4,009,662 (RMB 33,200,000). To effect the payment of the purchase price, the Company authorized a class of 8,000,000 convertible preferred shares under Nevada law, such preferred stock being convertible based on the terms and conditions as set out by the Board of Directors from time to time. Under the purchase method of accounting, the total purchase price was allocated to the subsidiary’s net assets based upon the estimated fair values of the assets at the completion date of the acquisition by the Company. In addition to the 75% interest in Tong Gong, Harbin Green Ring Biological Degradation Products Developing Co., Ltd. (“Harbin Green”) transferred its 25% net profits interest in Tong Gong to the Company. Harbin Green is controlled by the Company’s Chairman and Chief Executive Officer.

Subsequently, Harbin Green assigned all of its interest in the registered capital of Tong Gong to the Company. Consequently, the Company now owns 100% interest in the registered capital of Tong Gong.

Two directors who are the major beneficial owners of the Company held approximately 16.05% and 6.14% interest in the Company respectively before the acquisition of Tong Gong. Subsequent to the acquisition of Tong Gong and upon the full conversion of issued preferred stock be made, these two directors and stockholders would each hold 46.90% and 3.88% interest of the Company. No changes in control of the Company before and after the conversion of issued preferred stocks would occur as these two directors are presently the only two directors of the Company.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005 AND 2004

8.	ACQUISITION (CONTINUED)

As of December 31, 2005 and 2004, the 400,000 convertible preferred stock issued has not been converted to common stock.

The preliminary allocation of the net assets acquired is as follows:

Property and Equipment, net	$4,009,662
Net assets acquired	4,009,662
Consideration for acquisition	(4,009,662)
Goodwill	$-

Analysis of the net outflow of cash and cash equivalents in respect to the acquisition is as follow:

Cash consideration paid	$-
Less: Cash and cash equivalents acquired	-
Net cash flow	$-

The unaudited pro forma information of the consolidated results of operations of the Company assuming the acquisition of the subsidiary occurred at the beginning of each of the following year is as follows:

	2004	2003
Revenues	$819,761	$-
Net loss	$(320,240)	$(28,882)

9.	OTHER PAYABLES AND ACCRUED EXPENSES

Other payables and accrued liabilities at December 31, 2005 and 2004 consist of the following:

	2005	2004

Other payables	$117,178	$51,946
Accrued expenses	204,544	79,143
Deposits received from customers	433,684	235
	$755,406	$131,324

10.	CONVERTIBLE NOTE PAYABLE

Convertible note payable at December 31, 2005 and 2004 consist of the following:

	2005	2004
Convertible note payable	$41,101	$48,492

The convertible note payable is unsecured and bears interest at a rate of approximately 9% per annum. The Company scheduled monthly payments, each in the amount of $1,000 starting December 25, 2003 with the balance of $38,000 due and payable on November 25, 2004, at the option of the Company, in cash or in an equivalent amount of Songzai stock.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005 AND 2004

10.	CONVERTIBLE NOTE PAYABLE (CONTINUED)

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

Pursuant to the default by the Company on the convertible note payable, the Company is contingently liable for all future costs and fees incurred by the note holder as a result of any collection effort. On December 31, 2005, the Company has not received any notification of collection effort by the note holder.

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

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005 AND 2004

12.	INCOME TAX (CONTINUED)

As of December 31, 2005 and 2004, the Company had net operating loss carry forwards of approximately $447,734 and $362,992 respectively for U.S. income tax purposes available for offset against future taxable U.S. income, which expire in 2025. The net changes in the valuation allowance for 2005 and 2004 were increase of $28,812 and $123,417 respectively.

c.	The reconciliation of income taxes computed at the statutory income tax rates to total income taxes for the years ended December 31, 2005 and 2004 is as follows:

	2005	2004
Songzai
Income tax computed at the federal statutory rate	34%	34%
State income taxes, net of federal tax benefit	0%	0%
Valuation allowance	(34%)	(34%)
Total deferred tax asset	0%	0%

13.	NET INCOME PER SHARE

The following is net income per share information at December 31:

	2005	2004
Net income (loss)	$725,550	$(320,240)
Basic weighted-average common stock outstanding	68,875,118	68,656,426
Effect of dilutive securities
Convertible Preferred Stock	40,000,000	10,928,962
Diluted weighted-average common stock outstanding	108,875,118	79,585,388
Net income (loss) per share - basic	$0.010	$(0.005)
Net income (loss) per share - diluted	$0.007	$(0.004)

14.	STOCKHOLDERS’ EQUITY

(i) Convertible Preferred Stock

During July 2004, the Company authorized a class of 8,000,000 shares of “blank check” preferred stock without par value, such preferred stock may be converted to common stock on terms and conditions as set out by the Board of Directors from time to time. Such class of preferred stock shall have such number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges as shall be determined by the Board of Directors, which may include, among others, dividend rights, voting rights, redemption and sinking fund provisions, liquidation preferences, conversion rights and preemptive rights.

On September 23, 2004, the Company issued 400,000 preferred stock that is convertible into 40,000,000 shares of common stock of the Company in exchange for a 75% interest in Heilongjiang Tong Gong Kuang Ye You Xian Gong Si’s (“Tong Gong”) registered capital of $4,009,662 (RM33,200,000). As the 400,000 convertible preferred stock issued has no par value, it was recorded as additional paid in capital.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005 AND 2004

14.	STOCKHOLDERS’ EQUITY (CONTINUED)

	(A)	Stock issuances (continued)

		(ii)	Common Stock

During July 2004, the Company increased its authorized shares of common stock from 200,000,000 to 1,000,000,000 shares by filing Articles of Amendment with the Secretary of State of Nevada.

During January 2004, the Company issued 400,000 shares of its common stock to consultants for services having a fair value of $96,000. The value of the common stock issued was determined based on the closing market price of $0.24 per share on January 7, 2004. The Company recognized consulting expense of $96,000 as of December 31, 2004.

During July 2004, the Company issued 220,000 shares of its common stock to consultants and legal consultants having a fair value of $143,000. The value of the common stock issued was determined based on the closing market price of $0.65 per share on July 6, 2004. The Company recognized consulting expense and legal expense of $78,000 and $65,000 as of December 31, 2004 respectively.

During October 2004, the Company issued 150,000 shares of its common stock to consultants having a fair value of $82,500. The value of the common stock issued was determined based on the closing market price of $0.55 per share on October 19, 2004. The Company recognized consulting expense of $82,500 as of December 31, 2004.

During December 2005, the Company issued 250,000 shares of its common stock to consultants having a fair value of $40,000. The value of the common stock issued was determined based on the closing market price of $0.16 per share on December 30, 2005. The Company recognized consulting expense of $17,309 and prepayments of $22,691 as of December 31, 2005.

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