Form 10KSB
period 2006-12-31
SONGZAI INTERNATIONAL HOLDING GROUP INC
filed 2007-05-04
CIK 1145761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006      Commission File Number 333-66994

SONGZAI INTERNATIONAL HOLDING GROUP, INC.

------------------------------------------------

(Name of small business issuer in its charter)

Nevada

------------------------------------------------------------------

(State or other jurisdiction of incorporation or organization)

43-1932733

-------------------------------------

(I.R.S. Employer Identification No.)

20337 Rimview Place

Walnut, California 91789

Tel: (909) 468-2840

-----------------------------------------------------

(Address, including zip code, and telephone number,

including area code, of registrant’s

principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: NONE

Check whether the issuer (1) has filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES |X| NO |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB |X|

The issuer’s revenues for the fiscal year ended December 31, 2006 were $3,835,427.

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 27, 2007 was approximately $4,875,631, based on the closing price of such stock of $0.09 on such date. The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of March 27, 2007 was 69,323,748.

Transitional Small Business Disclosure format (Check one): YES |_| NO |X|

SONGZAI INTERNATIONAL HOLDING GROUP, INC.

ANNUAL REPORT ON FORM 1 0-KSB/A

FOR THE YEAR ENDED DECEMBER 31, 2005

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this report contains predictions, estimates and other forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under “Risk Factors” and elsewhere in this report, and some of which we may not know. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in this report in greater detail under the heading “Risk Factors.” Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report. You should read this annual report on Form 10-KSB/A and the documents that we have filed as exhibits to this annual report completely and with the understanding that our actual future results may be materially different from what we expect.

Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I

ITEMS 1. AND 2. DESCRIPTION OF BUSINESS AND PROPERTIES.

History and Organization

Songzai International Holding Group, Inc. (“SGZI”, “we” or the “Company”) is a company engaged in coal production by locating, assembling, assessing, permitting and developing coal properties in the PRC, or the PRC. After obtaining permits from the National Land and Resources Officer and Heilongjiang Province Economy Committee, we mine our properties for the extraction of coal minerals, and then sell most of the coal on a per ton basis in cash on delivery, primarily to power plants, cement factories, wholesalers and individuals for home heating. We currently operate the Tong Gong coal mine in northern PRC, located approximately 175 km southwest of Heihe City of Heilongjiang Province.

Songzai was incorporated in the State of Nevada on June 7, 2001, under the name Heritage Companies, Inc., and initially engaged in the on-line gift cards and related products business. The company operated this business through October 2004 when it was discontinued.

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

On September 23, 2004, we acquired a 75% interest in Heilongjiang Tong Gong Kuang Ye You Xian Gong Si (“Tong Gong”), a corporation organized and existing under the laws of the PRC, and owner of an operational coal mine located near Heihe City in the PRC, pursuant to a Purchase and Sales Agreement, dated April 5, 2004. In order to acquire 75% of Tong Gong’s registered capital of RMB 33,200,000, which is equal to approximate $4,009,662, the Company issued 400,000 shares of convertible preferred stock which was then convertible into 40,000,000 shares of common stock at the ratio of 1:100, which convertible preferred stock was part of a class of 8,000,000 shares of so-called “blank check” preferred that was authorized on July 16, 2004. On December 19, 2006, the conversion rate was amended to 1:10 such that the 400,000 shares of convertible preferred stock are now convertible into 4,000,000 shares of common stock. The 75% interest in Tong Gong was acquired from Hongwen Li, the Chairman and Chief Executive officer of the Company. In addition to the 75% capital stock of Tong Gong, we acquired a 25% interest in the net profits of Tong Gong from the Harbin Green Ring Biological Degradation Products Developing Co., Ltd., a corporation organized and existing under the laws of the PRC (“Harbin Green”), and the owner of 25% of the capital stock of Tong Gong. Harbin Green is controlled by Hongwen Li. In November 2004, Harbin Green assigned all of its interest in the registered capital of Tong Gong to the Company. Therefore, we now beneficially own 100% or the equity interests in the registered capital of Tong Gong.

Our on-line gift cards and related products business activity was terminated in October of 2004. This termination was effected by discontinuing the operations of the Company's subsidiary Yong Heng. Such subsidiary had not earned any revenue since the quarter ended September 30, 2004. On December 28, 2005, pursuant to a Purchase and Sale Agreement, the Company sold 100% interest in its subsidiary - Yong Heng to a third party at the consideration of $241,000, the Company recorded a gain of $107,798 on the sale.

The Company is a fully-reporting 1934 Act company, with the Company’s common stock quoted on the National Association of Securities Dealers Over-the-Counter Bulletin Board (“OTCBB”) under the trading symbol “SGZI.”

The Tong Gong Coal Mine

Initial exploration of the Tong Gong Coal Mine dates back to 1958-1959 when geological surveys were performed by the Provincial Geology and Mineral Bureau teams of the PRC. A regional geologic survey was conducted in 1972-1974 to determine coal bearing stratigraphy. An exploratory drilling program was undertaken in 1986 and continued through 1991. The Tong Gong coal mine was originally established in 1995 under the name Jinchang Coal Mine, and produced coal from 1996 through 1998. Tong Gong purchased the mining rights for the Jinchang Coal Mine in June of 2004 from Hongwen Li and renamed the mine Tong Gong Coal Mine.

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

The land on which the Tong Gong Coal Mine is located, as well as the land on which most of our mining facilities is located and all mineral rights, are owned by the PRC. We operate the Tong Gong Coal Mine pursuant to a Coal Production Right Permit issued by the Heilongjiang Province Economy Committee. The Coal Production Right Permit provides authorization for the Company to mine up to 150,000 tons of coal per year in a 1.1193 square kilometer area, which comprises the entire area of the mine. The effective period of the current Coal Production Right Permit is from January 25, 2006 through April 30, 2015. Currently the coal mine is applying to increase the annual production capacity under its Coal Production rights Permits from 150,000 tons to 200,000 tons. The costs for such application are approximately $200,000 and we expect the application to be approved by during the second quarter of 2007. Any material change or revocation in the permit by the PRC or the Heilongjiang Province Economy Committee could materially and adversely affect our operations and financial condition.

There are two coal seams in the mine area. Based on information as of December 31, 2005 from John T. Boyd Company, mining and geological consultants, as well as core drillings and surface exploration as well as mine maps, management estimates that the Tong Gong Coal Mine has in-place resources in excess of 3 million tons. In-place resources include proven and probably product reserves, as well as product that is not currently mineable. The first seam is the stratigraphically lowest seam and is 2 meters to 5 meters thick and typically contains two to three partings. The other seam overlies the first seam and is thin and split and is generally not considered to be mineable. Reserves in the mine are only considered from the first seam. Based on information as of December 31, 2005 from John T. Boyd Company, as well as core drillings and surface exploration as well as mine maps, management estimates that there are 1.53 million tons of reserves, 1.36 million tons of which are proven and the remainder of which are probable. Management believes that the reserve estimates have been classified in accordance with the Securities and Exchange Commission’s Industry Guide 7.

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

The Tong Gong Coal Mine was rehabilitated for production in mid-2004 and hoisting equipment, slopes, surface facilities and mining equipment were then refurbished or replaced. Hongwen Li paid approximately $456,000 in equipment replacement and refurbishment costs. The Company reimbursed Hongwen Li for all of such expenses during 2005. We also incurred approximately $600,000 of additional equipment purchase expenses in 2005 and approximately $930,000 of additional equipment purchase expenses in 2006.

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

Mine design capacity is estimated at 150,000 to 200,000 tpa based on mine operating conditions. The mine has government approval for the 150,000 tpa capacity. Mine service life, based on a reserve base of 1.53 million tones (Mt), is 10 years.

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

The mine is expected to generate approximately 20,000 tons of waste rock annually including ash and boiler slag. We currently store the waste rock in a temporary stockpile near the pit mouth. In time, as opportunities for disposal are identified, we propose to transport waste rock by truck to alternative disposal sites such as road paving, industrial site base material, backfilling low-lying areas for land reclamation, backfilling surface subsidence depressions, etc. We believe that disposal costs will not be material.

The mine operates 330 working days per year, with three coal mining shifts operating per day. Mine design capacity is 150,000 to 200,000 tons per year based on our available hoisting capacity and mine operating conditions. Coal output typically ranges from 150 to 200 raw tons per shift.

Currently the coal mine is applying to increase the annual production capacity under its Coal Production rights Permits from 150,000 tons to 200,000 tons. The costs for such application are approximately $200,000 and we expect the application to be approved by during the second quarter of 2007.

In addition, to the production permit, we must also obtain and maintain a permit for the number of resources and reserves on property that we operate. The permit is issued by the Heilongjiang Province National Resources Administration Bureau. Our current permit allows us to operate on property with “resources” of 4.5 million tons, which amount is formulated according to the Chinese standard resource estimate that includes all of the coal resources in the mining right area, not all of which are accessible or mineable. As stated above, our current actual reserves are 1.53 million tons, 1.36 million of which are proven and the rest of which are probable. We are seeking to increase our resource permit to 6 million tons in order to allow for further exploration and mining efforts. We can not assure, however, that such efforts will result in an increase in our proven or probable reserves. The costs for such permit application are $1.5 million and we expect the application to be approved by the end of this year.

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

Demand for Coal in the PRC

Coal is one of the world’s most abundant, efficient and affordable natural resources, and is used primarily as fuel for the generation of electricity steel and cement making. According to a July 2005 report issued by the Energy Information Administration, or EIA, a division of the United Stares Department of Energy, coal consumption in the PRC is expected to increase from approximately 1.4 billion short tons in 2002, to 2.3 billion in 2010, 2.7 billion in 2015, 3 billion in 2020 and 3.2 billion in 2025. We believe that the increased construction in the PRC to meet the needs for 2008 Olympic Games in Beijing has also increased the demand for steel and cement, which requires more coal as energy source.

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

Regulatory Considerations

The land on which the Tong Gong Coal Mine is located, as well as the land on which most of our mining facilities is located and all mineral rights, are owned by the PRC. We operate the Tong Gong Coal Mine pursuant to a Coal Production Right Permit issued by the Heilongjiang Province Economy Committee and the National Land and Resources Officer. The Coal Production Right Permits provide authorization for the Company to mine up to 150,000 tons of coal per year in a 1.1193 square kilometer area, which comprises the entire area of the mine. The effective period of the current Coal Production Right Permits extend until April  2015. Currently the coal mine is applying to increase the annual production capacity under its Coal Production rights Permits from 150,000 tons to 200,000 tons. We expect the application to be approved by during the second quarter of 2007. We own the mining equipment and other physical assets of the mine.

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

Environmental Law Compliance

The coal mining industry in China to date has not been subject to the type and scope of regulation seen in Europe and the United States. We have planned several actions to minimize the impact of the mine’s operation on the surrounding area and to comply with existing government standards:

•	Install water sprays at coal loading and transfer sites to suppress fugitive dust.
•	Install noise reduction boards to minimize noise level of surface fan operation.
•	Install a dust removal chamber between the boiler house and chimney house to reducedust emissions.
•	Plant trees and vegetation around the industrial site.
•	Construct settling ponds for mine water discharge prior to release into the river.

The installation of equipment related to the actions taken above has been completed. We believe that the aggregate cost of satisfying the requirements listed above is currently approximately $45,000. Although there is no specific time period in which we must satisfy these items, we are subject to governmental review on an annual basis. We are not aware of any required governmental permits regarding environmental law or rule compliance. The possibility exists that new legislation or regulations may be adopted or that the enforcement of existing laws could become more stringent. We will make all reasonable efforts to comply with both existing and any new applicable regulations, either of which may have a significant impact on our mining operations.

Our Products

There are four types of coal: lignite, sub-bituminous, bituminous and anthracite. Each has characteristics that make it more or less suitable for different end uses. In general, coal of all geological composition is characterized by end use as either “steam coal” or “metallurgical coal,” sometimes known as “met coal.” Steam coal is used by electricity generators and by industrial facilities to produce steam, electricity or both. Metallurgical coal is refined into coking coal, which is used in the production of steel. Heat value and sulfur content, the two most important coal characteristics, determine the best end use of particular types of coal. The heat value of coal is commonly measured in Btu per pound of coal. Sulfur content can vary from seam to seam and sometimes within each seam. Coal combustion produces sulfur dioxide, the amount of which varies depending on the chemical comp osition and the concentration of sulfur in the coal. Also, ash is the inorganic residue remaining after the combustion of coal. As with sulfur content, ash content varies from seam to seam. Ash content is an important characteristic of coal because electric generating plants must handle and dispose of ash following combustion. Moisture content of coal varies by the type of coal, the region where it is mined and the location of coal within a seam. In general, high moisture content decreases the heat value and increases the weight of the coal, thereby making it more expensive to transport. Moisture content in coal, as sold, can range from approximately 5% to 30% of the coal’s weight. When some types of coal are super-heated in the absence of oxygen, they form a hard, dry, caking form of coal called “coke.” Steel production uses coke as a fuel and reducing agent to smelt iron ore in a blast furnace.

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

We have also recently completed the final phase of testing on a new environmentally-friendly briquette for use in both industrial and consumer applications. However, we have not begun production or marketing of the new product. We believe that the new briquette produces higher calories per kilogram (“cpk”) and burns longer than the existing briquette introduced by the Environmental Protection Bureau of Harbin, China. The current briquette, though environmentally-friendly, does not produce enough calories for industrial use and is generally used for residential heating. We currently anticipate that we will begin to market this new product within the next 9-12 months.

We had no research and development expenses in 2006, compared to similar expenses in 2005 of approximately $32,000. We currently have no plans for additional research and development activities and do not anticipate any further material research and development costs.

We have no material patents, licenses or other intellectual property.

Our Distribution Methods

We sell our coal on a per ton basis in cash on delivery, primarily to power plants, cement factories, whole sellers and individuals for home heating. Industrial and home use coal is sold directly to customers at the mine, and the buyer provides required transportation. We currently require that most of our customers pay for their coal purchases in advance, and we rarely extend credit to customers due to high demand for coal. We currently are not required to provide distribution or delivery services in order to meet the demand for industrial or home use coal. Once our coal is extracted, it is typically picked up immediately by customers or loaded immediately for delivery to customers so we do not currently maintain an inventory of extracted coal products. Steam coal is trucked approximately 15 kilometers to the nearest rail siding and sold f.o.b. railcar. The railroad was extended in 2005 and now passes within 500 meters of the mine. In October 2004, a siding was installed with direct access from the mine via belt conveyor, and the cost of trucking our product to railcar was substantially reduced.

We currently do not have any material long term supply contracts. We intend to avoid long-term contracts because we believe coal prices will continue to increase during the next 12 months and we wish to maintain the flexibility to raise prices in the future. Coal prices did not change significantly between 2005 and 2006. We sold approximately $799,438 of our products, representing in aggregate 21% of sales in 2006, to one customer and accounted for approximately $425,177 of sales representing in aggregate 15% of sales in 2005. At December 31, 2006 and 2005, accounts receivable from these customers totaled $0 and $0 respectively. Due to the increased demand for coal, our customers are currently required to pre-pay for their purchases of coal and we no longer extend credit to any of our customers.

Competition

There are many coal producers and coal mines in the area in which we operate. However, the demand for coal currently exceeds the supply so we do not face any meaningful competition for the sale of our coal.

Employees

The Company currently employs approximately 348 employees, all of whom are employed full-time.

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

The land on which the Tong Gong Coal Mine is located, as well as the land on which most of our mining facilities is located and all mineral rights, are owned by the PRC. We operate the Tong Gong Coal Mine pursuant to a Coal Production Right Permit issued by the Heilongjiang Province Economy Committee. The Coal Production Right Permit provides authorization for the Company to mine up to 150,000 tons of coal per year in a 1.1193 square kilometer area, which comprises the entire area of the mine. The effective period of the current Coal Production Right Permit is from January 25, 2006 through April 30, 2015. Currently the coal mine is applying to increase the annual production capacity under its Coal Production rights Permits from 150,000 tons to 200,000 tons. We expect the application to be approved by during the second quarter of 2007. Any material change or revocation in the permit by the PRC or the Heilongjiang Province Economy Committee could materially and adversely affect our operations and financial condition.

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

Our recoverable reserves decline as we produce coal. We may not be able to mine all of our reserves as profitably as we do at our current operations. Our profitability depends substantially on our ability to mine coal reserves that have the geological characteristics that enable them to be mined at competitive costs. Replacement reserves may not be available when required or, if available, may not be capable of being mined at costs comparable to those characteristics of the depleting mines. We may in the future acquire coal reserves from third parties. We may not be able to accurately assess the geological characteristics of any reserves that we acquire, which may adversely affect our profitability and financial condition. Exhaustion of reserves at the Tong Gong mine and at mines that we may acquire in the future can also have an adverse effect on operating results that is disproportionate to the percentage of overall production represented by such mines. Tong Gong mine is estimated to exhaust its current 1.53 million ton reserve in approximately 7-10 years at current production levels 0f 150,000 tons per year, which the Company believes may be increased to more than 200,000 tons per year.

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

We base our reserve information on geological data assembled and analyzed by our staff, which includes various engineers and geologists, and periodically reviewed by outside firms. The reserve estimates are annually updated to reflect production of coal from the reserves and new drilling or other data received. There are numerous uncertainties inherent in estimating quantities of recoverable reserves, including many factors beyond our control. Estimates of economically recoverable coal reserves and net cash flows necessarily depend upon a number of variable factors and assumptions, such as geological and mining conditions which may not be fully identified by available exploration data or may differ from experience in current operations, historical production from the area compared with production from other producing areas, the assumed effects of regulation by governmental agencies, and assumptions concerning coal prices, operating costs, taxes, development costs, and reclamation costs, all of which may cause estimates to vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of net cash flows expected there from, prepared by different engineers or by the same engineers at different times, may vary substantially. Actual coal tonnage recovered from identified reserve areas or properties, and revenues and expenditures with respect to our reserves, may vary from estimates, and such variances may be material. These estimates thus may not accurately reflect our actual reserves.

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

ITEM 3. LEGAL PROCEEDINGS

The Company was threatened with litigation arising from contracts with financial consultant Greentree Financial Group, Inc. (“Greentree”). Greentree contended that the Company breached agreements to provide compensation for financial services rendered. The Company claimed Greentree never provided the services for which it now seeks compensation. On November 21, 2006, the Company and Greentree settled the dispute through arbitration. The Company agreed to pay Greentree an aggregate of $125,000, payable over a 12 month period in installments beginning in January 2007. The Company has made four installment payments.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the National Association of Securities Dealers OTC Bulletin Board under the symbol “SGZI.OB”. As of March 27, 2006, we had approximately 899 holders of record and 69,123,748 shares of common stock outstanding. Presented below is the high and low bid information of SGZI’s common stock for the periods indicated. The source of the following information is MSN Money. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

OTC Bulletin Board(1)(2)
	SGZI COMMON STOCK
	HIGH	LOW
FISCAL YEAR ENDING DECEMBER 31, 2006:
First Quarter	$.29	$.28
Second Quarter	$.13	$.13
Third Quarter	$.08	$.08
Fourth Quarter	$.05	$.04
FISCAL YEAR ENDING DECEMBER 31, 2005:
First Quarter	$.46	$.15
Second Quarter	$.40	$.15
Third Quarter	$.45	$.16
Fourth Quarter	$.50	$.14

(1)	Our common stock began being quoted for trading on the OTC Bulletin Board in October 2003.

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

RECENT SALES OF UNREGISTERED SECURITIES

None

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2006 with respect to compensation plans, under which securities are authorized for issuance, aggregated as to (i) compensation plans previously approved by stockholders, and (ii) compensation plans not previously approved by stockholders.

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

 _____________________________________________________________________________________________________________________

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

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Forward-looking statements can be identified by the fact that they do not relate strictly to historic or current facts. They use words such as “anticipate,” “estimate,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to:

•	Our expectation of continued growth in the demand for our coal;
•	Our expectation that we will continue to have adequate liquidity from cash flow from operations;
•	A variety of market, operational, geologic, permitting, labor and weather related factors; and
•	The other risks and uncertainties which are described below under “RISK FACTORS”, including, but not limited to, the following:
•	A reduction in consumption may cause our profitability to decline.
•	Unanticipated mining conditions may cause profitability to fluctuate.
•	Decreases in purchases of coal by our largest customers could adversely affect our revenues.

Results of Operations

Year Ended December 31, 2006 Compared To Year Ended December 31, 2005

Year Ended December 31	2006		2005
	$	% of Sales	$	% of Sales
Sales	3,835,427		3,170,445
Gross Profit	1,364,987	36%	1,020,091	32%
Operating Expenses	771,044	20%	410,583	13%
Income from Operations	654,338	17%	609,508	19%
Other Income (Expenses), net	(6,866)	0.2%	(41,340)	1.3%
Net Income	647,472	17%	725,550	23%

We commenced coal mining operations in September 2004 and discontinued the on-line gift cards and related products business. Our coal mining production and sales, in tons, from inception through the end of 2006 are set forth below:

Tonggong Coal Mine Production and Sales
Year	Quarter	Production (tons)	Sales (tons)
2004	3	15,261	15,261
	4	43,437	43,402
	Sub-total	58,698	58,663
2005	1	10,145	10,181
	2	29,908	29,908
	3	42,654	42,654
	4	46,741	46,741
	Sub-total	129,448	129,483
2006	1	27,652	27,652
	2	46,236	46,236
	3	32,673	32,673
	4	70,284	69,328
	Subtotal	176,844	175,889
Total		364,990	364,035

Net Sales. Net sales for 2006 were approximately $3.9 million while our net sales in 2005, our first full year of coal mining operations, were approximately $3.2 million. The increase in revenues of $665,000, or 21%, year to year is primarily due to the increased production and sale of coal in 2006 compared to 2005 of approximately 36%, which was partially offset by an increase in sales tax payable on coal sales. There was no material change in the price of coal between 2005 and 2006.

Cost of sales. Our cost of sales currently consists of cost of coal sales and all depreciation, depletion and amortization attributable to mining operations. Cost of sales increased only 15% from 2005 to 2006 to $2,470,440. The increase in cost of sales resulted from an increase in production of coal from year to year. Our cost of sales will continue to increase as we increase production to meet expected increased demand. Cost of sales as a percentage of sales was approximately 64% for 2006 and was approximately 68% during 2005.

Selling and distribution. Selling and distribution expenses consist primarily of costs associated with the accommodation of the Company’s customers while purchasing and loading coal, including food and housing. Selling and distribution expenses were approximately $13,000 in 2006 and approximately $86,000 for 2005. Our selling and distribution expenses declined in 2006, despite the increase in production and sales, as we were able to require that our customers pay their respective shipping and distribution cost, due to the high demand for coal during 2006.

General and administrative. General and administrative expense consists primarily of salaries and related expenses for executive, finance, accounting, legal, information technology, facilities and human resources personnel. General and administrative expenses increased from approximately $314,000 in 2005 to approximately $667,000 in 2006. The increase in general and administrative expenses resulted from an increase in governmental administration fees. In addition, we paid legal and consultancy fees of approximately $266,000 in 2006, while similar fees in 2005 were approximately $25,000.

Depreciation. Depreciation increased from approximately $11,000 for 2005 to approximately $30,000 for 2006 as a result of the acquisition of additional fixed assets during 2005 and 2006.

Other Income (expenses). As a foreign joint venture company in the PRC, we are exempt from income tax for the first two years after our date of establishment. In addition, for the three years subsequent to the initial two year period, our tax liability is reduced by 50%. We were not required to pay income tax in 2006, however, we are subject to value added taxes and various local taxes which have all been fully paid during 2006. Other income includes the amount related to this tax holiday. Our other income (loss) was not material in either 2005 or 2006.

Discontinued Operations. We discontinued the on-line gift cards and related products business previously conducted by our subsidiary Yong Heng  in 2004 and we generated a gain from the disposal of the subsidiary of approximately $108,000 in 2005. We had no gain or loss on discontinued operations in 2006.

Liquidity and Capital Resources

As of December 31, 2006, the Company had cash and cash equivalents of approximately $130,000, other current assets of approximately $1.9 million and current liabilities of approximately $1.7 million.

The following is a summary of cash provided by or used in each of the indicated types of activities during year ended December 31, 2006 and 2005:

	Year Ended December 31
	2006	2005
Cash provided by (used in):
Operating Activities	$862,471	$1,538,659
Investing Activities	(930,025)	(867,434)
Financing Activities	110,211	(628,133)

Cash provided by operating activities decreased by approximately $676,000 during 2006 compared to 2005 primarily as a result of an increase in accounts receivable of approximately $540,000 and other receivables of approximately $277,000 and a decrease in other payables and accrued expenses of approximately $306,000.

Cash used in investing activities increased during 2006 compared to 2005 by approximately $63,000, from approximately $867,000 to approximately $930,000. The increase was related to an increase in capital expenditures such as the purchase of additional mining equipment, most of which has a 10-15 year usable life, as well as construction of our office building and a ventilation incline in the mine. Similar expenses in 2005 were approximately $611,000, but we also incurred additional expenses in 2005 of approximately $250,000 for the mine use rights as the intangible assets of the Company and acquired the Coal Production Right Permit from the PRC Government as the result of payment. The effective period of the current Coal Production Right Permit extends until April 2015. We own the mining equipment and other physical assets of the mine.

Cash provided by financing activities in 2006 increased to approximately $110,000 from a use of cash in 2005 of approximately $628,000. The increase was related to a reduction in investor relations/public relations expenses. Cash used in financing activities in 2005 was related to the repayment of loan by a stockholder as Tong Gong Coal Mine was rehabilitated for production in mid-2004 and hoisting equipment, slopes, surface facilities and mining equipment were then refurbished or replaced. The stockholder paid for the equipment replacement and refurbishment costs.

We believe we have sufficient cash to continue our current business throughout 2007 due to increased sales revenue and net income. We do not believe that we will be required to make any material capital expenditures in 2007. We would like to acquire additional coal mine assets, but we will finance such acquisitions through the issuance of debt or equity securities. Failure to obtain such financing could have a material adverse effect on our business expansion.

We do not anticipate any additional material research and development expenses during the next 12 months.

We do not believe that inflation had a significant negative impact on our results of operations during 2006.

Critical Accounting Policies and Estimates

We suggest that our significant accounting policies, as described in or consolidated financial statements in the Summary of Significant Accounting Policies, be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations.We have identified one accounting policy area as critical to the understanding of our consolidated financial statements. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of sales and expenses during the reporting periods. Costs to obtain coal lands and leased mineral rights are capitalized and amortized to operations as depletion expense on the units-of-production method utilizing only proven and probable reserves in the depletion base. Depletion expense is included in depreciation, depletion and amortization on the accompanying statements of consolidated operations and comprehensive income (loss). Costs of mine development, expansion of the capacity of or extending the life of our mine are capitalized and principally amortized using the units-of-production method over proven and probable reserves directly benefiting from the capital expenditure. Mobile mining equipment and other fixed assets are stated at cost and depreciated on a straight-line basis over the estimated useful lives ranging from 1 to 20 years or on a units-of-production basis. Leasehold improvements are amortized over their estimated useful lives or the term of the lease, whichever is shorter. Major repairs and betterments that significantly extend original useful lives or improve productivity are capitalized and depreciated over the period benefited. Maintenance and repairs are generally expensed as incurred.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Changes in United States’ interest rates would affect the interest earned on our cash and cash equivalents. Based on our overall interest rate exposure at December 31, 2006, a near-term change in interest rates, based on historical movements, would not materially affect the fair value of interest rate sensitive instruments.

OFF-BALANCE SHEET ARRANGEMENTS

We do no have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2006, we adopted the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach. The rollover approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement's year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. The adoption of SAB 108 did not have a material impact on our consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" (SFAS 155"), which amends SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" ("SFAS 133") and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" (SFAS 140"). SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. The Company is currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company's financial position.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets-an amendment to FASB Statement No. 140" ("SFAS 156"). SFAS 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable. In addition, this statement permits an entity to choose between two measurement methods (amortization method or fair value measurement method) for each class of separately recognized servicing assets and liabilities. This new accounting standard is effective January 1, 2007. We do not expect the adoption of SFAS 156 to have an impact on our results of operations or financial condition.

In July   2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109" ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. This Interpretation provides that the tax effects from an uncertain tax position can be recognized in the Company's financial statements, only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company's financial position.

In September 2006, FASB issued Statement 157, "Fair Value measurements". This statement defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"). More precisely, this statement sets forth a standard definition of fair value as it applies to assets or liabilities, the principal market (or most advantageous market) for determining fair value (price), the market participants, inputs and the application of the derived fair value to those assets and liabilities. The effective date of this pronouncement is for all full fiscal and interim periods beginning after November 15, 2007. The Company is currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company's financial position.

In September 2006, FASB issued Statement 158, "Employers' Accounting for Defined Benefit Pension and other Postretirement Plans, which amend FASB Statements No. 87, 88, 106 and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its financial statements and to recognize changes in that funded status in the year in which the changes occur. The effective date for the Company would be for any full fiscal years ending after December 15, 2006. The Company is currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company's financial position.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The report of Company’s Independent Auditor appears at Page F-1 hereof, the Financial Statements of the Company appear at Page F-2 through F-15 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our President (the Company’s principal executive officer) and Acting Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual Report on Form 10-KSB. Based on this evaluation, our President and Acting Chief Financial Officer concluded that these disclosure controls and procedures were not effective as of such date.

(a) Evaluation of Disclosure Controls and Procedures. An evaluation of the Company's disclosure controls and procedures (as defined in Section13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Company's principal executive officer and principal financial and accounting officer (or those persons acting in such capacity) and several other members of the Company's senior management at December 31, 2006. Based on this evaluation, and as noted below, the Company's President and Acting Chief Financial Officer concluded that as of December 31, 2006, the Company's disclosure controls and procedures were not effective, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the President and Acting Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Effective September 26, 2006, the Company’s prior Chief Financial Officer, Mr. Yang Yu, resigned for personal reasons. On September 27, 2006, the Board of Directors of the Company appointed Mr. Hong Jun Li, the President of the Company, to fill the role of Acting Chief Financial Officer until a permanent replacement is named. As of December 31, 2006, the President and the acting Chief Financial Officer determined that that the Company does not have sufficient accounting expertise in the accounting department, nor an adequate number of personnel to address the complex issues associated with the Company's financing transactions and reporting disclosures.

(b) Changes in Disclosure Controls and Procedures. The Company is in the process of improving its internal controls in order to assist the President and Acting Chief Financial Officer in his duties. The Company intends to hire and appoint a full time Chief Financial Officer with experience in public company disclosure requirements and the coal extraction business as soon as possible. The Company also will consider and evaluate hiring an independent consulting firm with experience in public company disclosure requirements to assist the Company’s officers in their respective duties during the review, preparation and disclosures required in SEC rules and regulations. The Company will hire additional personnel in its accounting department to assist the management of the Company, including the President Acting Chief Financial Officer and, when hired, the full time Chief Financial Officer. The Company's management and directors will also continue to work with the Company's auditors and other outside advisors to ensure that its controls and procedures are adequate and effective in the future.

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the names, ages and positions of our directors and executive officers:

Name	Age	Position
Li Hongwen	50	Chairman of the Board
Li Hongjun	44	President, Chief Financial Officer and Director

Each Director will hold office until the next annual meeting of stockholders and until his successor has been elected and qualified.

LI HONGWENhas served as Chairman of the Company since the acquisition with Yong Heng was completed on December 16, 2003. Mr. Li is the founder of Fellow Workers Group, a holding company with subsidiaries in different industries such as HuaFeng Trading Co. in the field of Chinese-Russian trading, SongZai Metal in the field of heavy industry, SenDa Hotel in the field of real estate, and HeiHe JinChang Coal Mine in the field of mining, etc. Within several years, Mr. Li, Hongwen’s company grew from a small corporation with several employees to a holding company with more than 300 employees. Mr. Li, Hongwen is the brother of Mr. Li, Hongjun.

LI HONGJUN has served as Director and President of the Company since the acquisition with Yong Heng was completed on December 16, 2003. His knowledge in business management was applied to his organization of Rui Gen Te Industrial Resources Co. in the U.S. in 1996. He is the Registered Agent of the company. At the same time, Mr. Li, Hongjun set up Heilongjiang Song Zai Metal Co., Ltd., which is another Chinese company in the business of trading metal parts between China and Russia. Mr. Li, Hongjun is the brother of Mr. Li, Hongwen. On September 27, 2006, the Board of Directors of the Registrant appointed Mr. HongJun Li, President of the Registrant, to fill the role of acting Chief Financial Officer until a permanent replacement is named.

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

Board of Directors Independence. Our board of directors consists of two members. We are not currently subject to any law, rule or regulation requiring that all or any portion of our board of directors include “independent” directors.

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

SECTION 16(a) OF THE EXCHANGE ACT

We do not have securities registered under Section 12 of the Exchange Act and, accordingly, our directors, officers and affiliates are not required to file reports under Section 16(a) of the Exchange Act. However, to the best of our knowledge, all executive officers, directors and greater than 10% shareholders filed the reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended, in a timely manner.

ITEM 10. EXECUTIVE COMPENSATION.

Neither Li Hongjun, the Company’s Chief Executive Officer, nor any other officer or director of the Company received any compensation for such services, including any deferred compensation or long-term incentive plan awards, during 2006 and no employee, director, or executive officer has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

Director and Executive Officer Compensation

We have no current plans to pay compensation to any director or officer.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company, with respect to any director or executive officer of the Company which would in any way result in payments to any such person because of his resignation, retirement or other termination of employment with the Company, any change in control of the Company, or a change in the person’s responsibilities following a change in control of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

In March 2006, our Board of Directors authorized and approved the 2006 Stock Option/Stock Issuance Plan. The plan was not yet been approved and ratified by our shareholders. Under the plan, we have reserved a total of 5,000,000 shares of our common stock for issuance upon exercise of incentive and non-qualified stock options, stock bonuses and rights to purchase awarded from time-to-time, to our officers, directors, employees and consultants. As of December 31, 2006, no shares or options to purchase shares were granted or were outstanding under the plan.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth information as of May 3, 2007 regarding the beneficial ownership of stock by (a) class, (b) each stockholder who is known by Songzai to own beneficially in excess of 5% of Songzai’s outstanding stock of the class; (c) each director known to hold stock of the class; (d) the Company’s chief executive officer; and (d) the executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of common stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. The percentage of beneficial ownership is based upon 69,123,748 shares of common stock and 400,000 shares of preferred stock outstanding, as of May 3, 2007. Unless otherwise indicated, the address of the following stockholders is c/o Songzai International Holding Group, Inc. 20337 Rimview Place, Walnut, California, 91789. above info need to be updated after replying the SEC comment letter.

Security Ownership Of Certain Beneficial Owners, Directors And Executive Officers In Common Stock

Name and Address of Beneficial Owner(1)	Number of Shares(2)		% of Class of Stock Outstanding (3)
	Common Stock	Preferred Stock(4)	Common Stock	Preferred Stock

Hongjun Li	4,229,703	-	6.0%	-
Hongwen Li	10,920,371	400,000	16.0%	100%

All Directors and Executive Officers as a Group (2) persons	15,150,074	400,000	22.0%	100%

(1)	Unless otherwise indicated, the address of the following stockholders is 20337 Rimview Place, Walnut, California, 91789.
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
(4)

Each share of Preferred Stock is convertible into 10 shares of Common Stock and vote on an as converted basis with the shares of common stock on all matters presented to shareholders. The shareholdings of Mr. Hongwen Li, on a fully converted basis, when added to those of Mr. Hongjun Li, amount to approximately 28% of the issued and outstanding shares of common stock of the Company on a fully-converted basis.

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

Equity Compensation Plan Information

None

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On July 16, 2004, Registrant amended its corporate charter to increase its authorized common stock to 1,000,000,000 shares and authorize 8,000,000 shares of “blank check” preferred stock, issuable on terms and conditions to be approved by the Board of Directors from time to time. On January 13, 2006, Registrant reported on Registrant reported in its Report on Form 8-K that on January 9, 2006, Registrant filed a Certificate of Designation pursuant to which the Board of Directors designated 400,000 shares of its preferred stock as Series A Preferred Stock. All of the issued and outstanding shares of Series A Preferred Stock are held by Li Hongwen, Registrant’s Chairman do the Board.

On December 19, 2006, Registrant filed an Amendment to Certificate of Designation pursuant to which the Conversion Rate of the Series A Preferred Stock was amended such that each of its shares of Series A Preferred Stock is convertible into ten (10) fully paid and nonassessable shares of Common Stock on the terms set forth in the Certificate of Designation. The Board of Directors and stockholders of the Registrants entitled to vote thereon have approved the filing of the Amendment to Certificate of Designation. No consideration was paid to Li Hongwen or the Company in connection with the Amendment to Certificate of Designation.

Conversion of the preferred shares to common stock will further augment Mr. Li Hongwen’s voting control of the Company.

PART IV

ITEM 13. EXHIBITS.

(a)	The following financial statements are filed as a part of this Form 10-KSB in Appendix A hereto:

i.	Report Independent Registered Public Accounting Firm

ii.	Consolidated balance sheets as of December 31, 2006 and 2005

iii.	Consolidated statements of operations and comprehensive income for the years ended December 31, 2006 and 2005

iv.	Consolidated statements of stockholders’ equity for the years ended December 31, 2006 and 2005

v.	Consolidated statements of cash flows for the years ended December 31, 2006 and 2005

vi.	Notes to consolidated financial statements as of December 31, 2006 and 2005

(b)	The following Exhibits are filed as part of this Report on Form 10-KSB:

(III) INDEX OF EXHIBITS:

EXHIBIT NO.	DESCRIPTION

3.1	Articles of Incorporation dated June 7, 2001 is incorporated by reference from Registrant’s Annual Report on Form 10-KSB filed with the SEC on March 31, 2006.
3.2	Certificate of Amendment to Articles of Incorporation dated October 23, 2003 is incorporated by reference from Registrant’s Annual Report on Form 10-KSB filed with the SEC on March 31, 2006.
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
3.6

Certificate of Designation, Preference and Rights of Convertible Preferred Stock dated January 9, 2006 s incorporated by reference from Registrant’s Annual Report on Form 10-KSB filed with the SEC on March 31, 2006.

3.7	By-laws are incorporated by reference from Registrant’s Annual Report on Form 10-KSB filed with the SEC on March 31, 2006.
10.1	2006 Stock Option/Stock Issuance Plan is incorporated herein by reference from Registrant’s Registration Statement on Form S-8 filed with the SEC on March 8, 2006
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

14.1	Draft Code of Ethics of Songzai International Holding Group, Inc. is incorporated herein by reference from Registrant’s Annual Report on Form 10-KSB filed with the SEC on April 12, 2004.
16.2	Letter Regarding Change in Certifying Accountant is incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on January 20, 2005.
21	List of subsidiaries is incorporated by reference from Registrant’s Annual Report on Form 10-KSB filed with the SEC on March 31, 2006.
23.1	Consent of independent auditors Jimmy C.H. Cheung & Co.*
23.2	Consent of John T. Boyd Company, independent geologists *
24.1	Power of Attorney (included in the Signatures section of this report)

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer *
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1

Coal Mining Right Permit issued by the Heilongjiang Province National Land and Resources Officer, dated December 31, 2005 is incorporated by reference from Registrant’s Annual Report on Form 10-KSB filed with the SEC on March 31, 2006.

99.2

Coal Mining Right Permit issued by the Heilongjiang Province Economy Committee, dated December 31, 2005is incorporated by reference from Registrant’s Annual Report on Form 10-KSB filed with the SEC on March 31, 2006.

99.3

Safe Production Certificate issued by the Heilongjiang Coal Safety Inspection Bureau, dated February 16, 2006 is incorporated by reference from Registrant’s Annual Report on Form 10-KSB filed with the SEC on March 31, 2006.

*	Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Jimmy Cheung & Co., Certified Public Accountants, are Songzai’s independent auditors engaged to examine the financial statements of Songzai for the fiscal years ended December 31, 2005 and December 31, 2006. The following table shows the fees that we paid or accrued for the audit and other services provided by Jimmy Cheung & Co., for the fiscal years ended December 31, 2006 and December 31, 2005. update by Jimmy or Jason.

	Years Ended December 31,
	2006	2005

Audit Fees	$36,900	$34,900
Audit-Related Fees	--	--
Tax Fees	--	--
Other Fees	--	--

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

Audit-Related Fees

This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include services relating to our registration statement and consultation regarding our correspondence with the SEC.

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

Date: May 3, 2007

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

Name	Title	Date

/s/ Hongwen Li	Chairman of the Board	May 3, 2007
Hongwen Li

President, Chief Financial Officer and Director
/s/ Hongjun Li	(Principal Executive Officer)	May 3, 2007
Hongjun Li

APPENDIX A

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm, together with consolidated financial statements for the Company and subsidiary, including:

a.	Consolidated balance sheets as of December 31, 2006 and 2005

b.	Consolidated statements of operations and comprehensive income for the years ended December 31, 2006 and 2005

c.	Consolidated statements of changes in stockholders’ equity for the years ended December 31, 2006 and 2005

d.	Consolidated statements of cash flows for the years ended December 31, 2006 and 2005

e.	Notes to consolidated financial statements as of December 31, 2006 and 2005.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006 AND 2005

SONGZAI INTERNATIONAL HOLDING GROUP, INC.

AND SUBSIDIARIES

Jimmy C.H. Cheung & Co Certified Public Accountants (A member of Kreston International)	Registered with the Public Company Accounting Oversight Board

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

Songzai International Holding Group, Inc.

We have audited the accompanying consolidated balance sheets of Songzai International Holding Group, Inc. and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations and comprehensive income, consolidated changes in stockholders’ equity and consolidated cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Songzai International Holding Group, Inc. and subsidiaries, as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

JIMMY C.H. CHEUNG & CO

Certified Public Accountants

Hong Kong

Date: February 1, 2007

1607 Dominion Centre, 43 Queen’s Road East, Wanchai, Hong Kong Tel: (852) 25295500 Fax: (852) 28651067 Email: jchc@krestoninternational.com.hk Website: http://www.jimmycheungco.com

SONGZAI INTERNATIONAL HOLDING GROUP, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2006 AND 2005

ASSETS
	2006	2005

CURRENT ASSETS
Cash and cash equivalents	$130,222	$82,561
Accounts receivable, net of allowances	370,388	-
Other receivables and prepayments	1,369,961	777,496
Inventories, net	9,063	-
Total Current Assets	1,879,634	860,057

PROPERTY AND EQUIPMENT, NET	5,530,211	4,875,691

INTANGIBLE ASSETS, NET	228,378	245,462

TOTAL ASSETS	$7,638,223	$5,981,210

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$364,861	$185,169
Other payables and accrued liabilities	1,073,826	755,406
Other taxes payable	84,576	39,143
Due to a stockholder	104,235	-
Note payable	47,077	41,101
Total Current Liabilities	1,674,575	1,020,819

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Series A Preferred Stock ($Nil par value, 8,000,000 shares
authorized, 400,000 shares issued and outstanding)	-	-
Common stock ($0.001 par value, 1,000,000,000 shares authorized,
69,323,748 shares issued and outstanding as of December
31, 2006; 69,123,748 shares issued and outstanding as of
December 31, 2005)	69,324	69,124
Additional paid-in capital	4,576,130	4,526,766
Retained earnings
Unappropriated	743,285	200,857
Appropriated	280,615	175,571
Accumulated other comprehensive income (loss)	294,294	(11,927)
Total Stockholders' Equity	5,963,648	4,960,391

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,638,223	$5,981,210

The accompanying notes are an integral part of these financial statements

SONGZAI INTERNATIONAL HOLDING GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005

NET SALES	$3,835,427	$3,170,445
COST OF SALES	(2,470,440)	(2,150,354)

GROSS PROFIT	1,364,987	1,020,091

OPERATING EXPENSES
Selling expenses and distribution expenses	13,311	85,931
General and administrative expenses	667,182	314,095
Depreciation	30,156	10,557
Total Operating Expenses	710,649	410,583

INCOME FROM OPERATIONS	654,338	609,508

OTHER INCOME (EXPENSE)
Interest expense	(7,540)	(11,260)
Interest income	211	-
Other income (expense)	463	(30,080)
Total Other Expenses, net	(6,866)	(41,340)
INCOME FROM CONTINUING OPERATIONS BEFORE TAXES	647,472	568,168

INCOME TAX BENEFIT	-	49,584

NET INCOME FROM CONTINUING OPERATIONS	647,472	617,752

GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS	-	107,798

NET INCOME	647,472	725,550

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	306,221	(11,927)

COMPREHENSIVE INCOME	$953,693	$713,623

Net income per share-basic and diluted
Net income per common share
Basic	$0.01	$0.01
Diluted	$0.01	$0.01

Weighted average number of shares outstanding during the year
Basic	69,268,406	68,875,118
Diluted	73,268,406	72,875,118

The accompanying notes are an integral part of these financial statements

SONGZAI INTERNATIONAL HOLDING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Series A				Additional	Unappropriated	Appropriated	Accumulated other
	Preferred Stock		Common Stock		paid-in	retained	retained	Comprehensive
	Shares	Amount	Shares	Amount	capital	earnings (deficit)	earnings	gain (loss)	Total
Balance at December 31, 2004	400,000	$-	68,873,748	$68,874	$4,480,990	$(367,372)	$18,250	$-	$4,200,742

Issuances of common stock for services	-	-	250,000	250	39,750	-	-	-	40,000

Net income for the year	-	-	-	-	-	725,550	-	-	725,550

Foreign currency translation loss	-	-	-	-	-	-	-	(11,927)	(11,927)

Imputed interest on advances from
a stockholder	-	-	-	-	6,026	-	-	-	6,026

Transfer from retained earnings to
statutory and staff welfare reserves	-	-	-	-	-	(157,321)	157,321	-	-

Balance at December 31, 2005	400,000	-	69,123,748	69,124	4,526,766	200,857	175,571	(11,927)	4,960,391

Issuances of common stock for services	-	-	200,000	200	47,800	-	-	-	48,000

Net income for the year	-	-	-	-	-	647,472	-	-	647,472

Foreign currency translation gain	-	-	-	-	-	-	-	306,221	306,221

Imputed interest on advances from
a stockholder	-	-	-	-	1,564	-	-	-	1,564

Transfer from retained earnings to
statutory and staff welfare reserves	-	-	-	-	-	(105,044)	105,044	-	-

Balance at December 31, 2006	400,000	$-	69,323,748	$69,324	$4,576,130	$743,285	$280,615	$294,294	$5,963,648

The accompanying notes are an integral part of these financial statements
F-4

SONGZAI INTERNATIONAL HOLDING GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	647,472	725,550
Adjusted to reconcile net income to net cash provided
by operating activities:
Gain on disposal of discontinued operations	-	(107,798)
Depreciation - cost of sales	538,594	433,031
Depreciation	30,156	10,557
Amortization on mining rights	25,056	2,063
Issuance of common stock for services	48,000	40,000
Imputed interest expenses	1,564	6,026
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(370,388)	170,011
Inventories	(9,063)	-
Other receivables and prepayments	(592,465)	(314,975)
Increase (decrease) in:
Accounts payable	179,692	53,822
Other payables and accrued liabilities	318,420	624,082
Other taxes payable	45,433	(103,710)
Net cash provided by operating activities	862,471	1,538,659

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(930,025)	(610,996)
Acquisition of intangible assets	-	(247,525)
Discontinued operations, net	-	(8,913)
Net cash used in investing activities	(930,025)	(867,434)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in amounts due to stockholders	104,235	(620,742)
Increase (decrease) in note payable	5,976	(7,391)
Net cash provided by (used in) financing activities	110,211	(628,133)

NET INCREASE IN CASH AND CASH EQUIVALENTS	42,657	43,092

EFFECT OF EXCHANGE RATE ON CASH	5,004	(11,927)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	82,561	51,396

CASH AND CASH EQUIVALENTS AT END OF YEAR	$130,222	$82,561

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for:
Income taxes	$-	$10,289

Interest expenses	$5,976	$5,234

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INVESTING AND FINANCING ACTIVITIES:

During 2006, the Company issued 200,000 shares of restricted common stock valued at $48,000 for services.

The accompanying notes are an integral part of these financial statements

SONGZAI INTERNATIONAL HOLDING GROUP, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006 AND 2005

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A)	Organization

Songzai International Holding Group, Inc. (“Songzai” or the “Company”) was incorporated in Nevada on June 7, 2001 under the name of Heritage Companies, Inc. (“Heritage”). On November 5, 2003, the Articles of Incorporation were amended to change the name of the Company to Songzai International Holding Group, Inc.

Harbin Yong Heng Ke Ji Fa Zhan You Xian Ze Ren Gong Si (“Yong Heng”) was incorporated in the People’s Republic of China (“PRC”) on September 12, 2003. The principal activity of Yong Heng is the sale of e-commerce gift cards.

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

Subsequently, Harbin Green assigned all of its interest in the registered capital of Tong Gong to the Company. Therefore, the Company is now the beneficial owner of 100% interest in the registered capital of Tong Gong.

During October 2004, the Company discontinued the operations of Yong Heng, those are recorded as discontinued operations in 2005.

On December 28, 2005, pursuant to a Purchase and Sale Agreement, the Company sold 100% interest in its subsidiary - Yong Heng to a third party for $241,000.

(B)	Principles of consolidation

The accompanying consolidated financial statements include the financial statements of Songzai and its 100% owned subsidiary Tong Gong. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

For purpose of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits with a bank with a maturity of less than three months.

(E)	Accounts receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and recorded based on managements’ assessment of the credit history with the customer and current relationships with them.

As of December 31, 2006 and 2005, the Company considers all its accounts receivable to be collectible and no provision for doubtful accounts has been made in the financial statements.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006 AND 2005

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

(F)	Inventories

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

Depreciation is provided on a straight-line basis, less estimated residual value over the assets’ estimated useful lives. The estimated useful lives are as follows:

Plant and machinery	10 - 15 Years
Motor vehicles	5 Years
Building and mining structure	10 years

Building and mining structure includes the main and auxiliary mine shafts and underground tunnels. Depreciation is provided to write off the cost of the mining structure using the units of production method based on the estimated production volume for which the structure was designed.

Based on updated geological report and new estimated production volume, the estimated useful life of buildings and mining structure was changed during the year from 30 years in 2004 to 10 years commencing 2005.

(H)	Long-lived assets

The Company accounts for long-lived assets under the Statements of Financial Accounting Standards Nos. 142 and 144 “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 142 and 144”). In accordance with SFAS No. 142 and 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets and intangible assets, the recoverability test is performed using undiscounted net cash follows related to the long-lived assets.

(I)	Fair value of financial instruments

Statement of Financial Accounting Standards No. 107, “Disclosure About Fair Value of Financial Instruments,” requires certain disclosures regarding the fair value of financial instruments. Fair value of financial instruments is made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair values.

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

SONGZAI INTERNATIONAL HOLDING GROUP, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006 AND 2005

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

(I)	Fair value of financial instruments (Continued)

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

The Company accounts for income taxes under the SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date.

(L)	Foreign currency translation

Songzai and Tong Gong maintain their accounting records in their functional currency in US$ and RMB respectively.

Foreign currency transactions during the year are translated to their functional currencies at the approximate rates of exchange on the dates of transactions. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the approximate rates of exchange at that date. No-monetary assets and liabilities are translated at the rates of exchange prevailing at the time the asset or liability was acquired. Exchange gains or losses are recorded in the statement of operations.

The financial statements of the subsidiaries whose functional currencies are RMB are translated into US$ using the closing rate method. The balance sheet items are translated into US$ using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year. All exchange differences are recorded within equity. A translation gain of $306,221 was recorded for the year ended December 31, 2006 and a translation loss of $11,927 was recorded for the year ended December 31, 2005.

(M)	Comprehensive income (loss)

The foreign currency translation gain or loss resulting from the translation of the financial statements expressed in RMB to US$ is reported as other comprehensive income (loss) in the statements of operations and stockholders’ equity. Comprehensive income (loss) for the years ended December 31, 2006 and 2005 was income of $306,221 and loss of $11,927 respectively.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006 AND 2005

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

(N)	Income per share

Basic income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted income per share is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

(O)	Segments

The Company operated in one reportable segment and therefore segment disclosure is not presented.

(P)	Environmental costs

The PRC has adopted extensive environmental laws and regulations that affect the operations of the coal mining industry. The outcome of environmental liabilities under proposed or future environmental legislation cannot be reasonably estimated at present, and could be material. Under existing legislation, however, the management believes that there are no probable liabilities that will have a material adverse effect on the financial position of the Company.

(Q)	Asset retirement obligations

The Company adopts the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement generally applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. SFAS No. 143 requires the Company to recognize the fair value of asset retirement obligations in the financial statements by capitalizing that cost as a part of the cost of the related asset. With regard to the Company, asset retirement obligations primarily relate to the abandonment of coal mine facilities. The Company did not incur and does not anticipate to incur any material dismantlement, restoration and abandonment costs given the nature of its producing activities and the current PRC regulations surrounding such activities.

(R)	Recent accounting pronouncements

Effective January 1, 2006, we adopted the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach. The rollover approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. The adoption of SAB 108 did not have a material impact on our consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (SFAS 155”), which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (SFAS 140”). SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. The Company is currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company’s financial position

SONGZAI INTERNATIONAL HOLDING GROUP, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006 AND 2005

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

(R)	Recent accounting pronouncements (Continued)

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment to FASB Statement No. 140” (“SFAS 156”). SFAS 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable. In addition, this statement permits an entity to choose between two measurement methods (amortization method or fair value measurement method) for each class of separately recognized servicing assets and liabilities. This new accounting standard is effective January 1, 2007. We do not expect the adoption of SFAS 156 to have an impact on our results of operations or financial condition.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation provides that the tax effects from an uncertain tax position can be recognized in the Company’s financial statements, only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company’s financial position.

In September 2006, FASB issued Statement 157, “Fair Value measurements”. This statement defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”). More precisely, this statement sets forth a standard definition of fair value as it applies to assets or liabilities, the principal market (or most advantageous market) for determining fair value (price), the market participants, inputs and the application of the derived fair value to those assets and liabilities. The effective date of this pronouncement is for all full fiscal and interim periods beginning after November 15, 2007. The Company is currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company’s financial position.

In September 2006, FASB issued Statement 158, “Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans, which amend FASB Statements No. 87, 88, 106 and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its financial statements and to recognize changes in that funded status in the year in which the changes occur. The effective date for the Company would be for any full fiscal years ending after December 15, 2006. The Company is currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company’s financial position.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006 AND 2005

2.	GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS

On December 28, 2005, pursuant to a Purchase and Sale Agreement, the Company sold 100% of its interest in Yong Heng to a third party for $241,000. The gain on the disposal of discontinued operations are summarized as follows:

Net assets disposed of:

Fixtures and equipment	$20,417

Cash in bank	8,913

Due from related companies	164,377

Other payables	(1,318)

Due to a stockholder	(58,587)
133,802
Consideration by cash of:	(241,600)
Gain on disposal of discontinued operations	$(107,798)

Analysis of the net outflow of cash and cash equivalent in respect of the disposal of discontinued operations is as follows:

Cash consideration received	$-
Less: cash and cash equivalents disposed	(8,913)
Net cash outflow	$(8,913)

In June 2006, the total cash consideration in respect of the sale of a subsidiary of $241,600 has been received in full.

3.	ACCOUNTS RECEIVABLE, NET

Accounts receivable at December 31, 2006 and 2005 consist of the following:

	2006	2005

Accounts receivable	$370,388	$-
Less: allowance for doubtful accounts	-	-
Accounts receivable, net	$370,388	$-

As of December 31, 2006 and 2005, the Company considered all accounts receivable collectable and has not recorded a provision for doubtful accounts.

4.	INVENTORIES, NET

Inventories at December 31, 2006 and 2005 consist of the following:

	2006	2005

Finished goods	$9,063	$-
Less: provision of obsolescence	-	-
Inventories, net	$9,063	$-

As of December 31, 2006 and 2005, the Company has not recorded a provision of obsolete inventories.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006 AND 2005

5.	OTHER RECEIVABLES AND PREPAYMENTS

Other receivables and prepayments at December 31, 2006 and 2005 consist of the following:

	2006	2005

Other receivables	$51,314	$43,862
Consideration receivable on disposal of subsidiary	-	241,600
Deposits paid to suppliers	304,312	290,429
Prepaid production materials	117,899	201,605
Prepaid resources fee for expansion of mining reserve	896,436	-
	$1,369,961	$777,496

6.	PROPERTY AND EQUIPMENT, NET

The following is a summary of property and equipment at December 31, 2006 and 2005:

	2006	2005

Plant and machinery	$533,834	$298,296
Motor vehicles	77,415	74,048
Buildings and mining structure	5,987,613	4,951,648
Construction in progress	-	11,250
	6,598,862	5,335,241
Less: accumulated depreciation	1,068,651	459,550
Property and equipment, net	$5,530,211	$4,875,691

Depreciation expense for the years ended December 31, 2006 and 2005 was $568,750 and $443,588 respectively.

7.	INTANGIBLE ASSETS, NET

Intangible assets at December 31, 2006 and 2005 consist of the following::

	2006	2005

Mining rights	$256,125	$247,525
Less: Accumulated amortization	27,747	2,063
Intangible Assets, net	$228,378	$245,462

Intangible assets represent the renewal of mining rights from the PRC government on December 31, 2005.

Intangible assets are stated at cost, less accumulated amortization and will be amortized on a straight line basis over the estimated useful live of ten years from the date of acquisition. Amortization expense for the years ended December 31, 2006 and 2005 was $22,747 and $2,063 respectively.

8.	OTHER PAYABLES AND ACCRUED EXPENSES

Other payables and accrued liabilities at December 31, 2006 and 2005 consist of the following:

	2006	2005

Other payables	$210,451	$117,178
Accrued expenses	373,993	204,544
Legal Settlement	77,923	-
Deposits received from customers	411,459	433,684
	$1,073,826	$755,406

SONGZAI INTERNATIONAL HOLDING GROUP, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006 AND 2005

9.	NOTE PAYABLE

Note payable at December 31, 2006 and 2005 consist of the following:

	2006	2005

Convertible note payable	$47,077	$41,101

The Company has a note payable at December 31, 2006 and 2005 of $47,077 and $41,101 respectively.

The note payable is unsecured and bears interest at a rate of approximately 9% per annum. The Company scheduled monthly payments, each in the amount of $1,000 starting from December 25, 2003 with the balance of $38,000 due and payable on November 25, 2004.

The note remained unpaid after its due date and went into default.

In April 2006, the note holder filed an action against the Company in Broward County, Florida, seeking damages of $243,500 for the repayment of the note due including $210,500 for sums due under service contracts with the Company for rendered services, interest, late interest charges, and attorney fees. The Company disputes the claims and asserts that the note holder failed to perform services it was contractually obligated to perform.

In August 2006, a disposition subpoena was issued by the court in Broward County, Florida allowing the disputes between the Company and the note holder to be settled by arbitration.

On November 21, 2006, the Company and the note holder settled their dispute through arbitration. Whereupon the Company agreed to pay $125,000 to the note holder, commencing January 2007, $15,000 in the first month and $10,000 each month for the subsequent 11 months as full and final settlement. As of December 31, 2006, the Company has accrued $77,923 being the balance of legal settlement amount less the note payable.

10.	COMMITMENTS AND CONTINGENCIES

Employee benefits

The full time employees of the Company are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans  out of the amounts accrued for medical and pension benefits. The total provision and contributions made for such employee benefits for the years ended December 31, 2006 and 2005 were $154,478 and $118,064 respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006 AND 2005

11.	INCOME TAX

It is the management’s intention to reinvest all the income attributable to the Company earned by its operations outside the US. Accordingly, no US corporate income taxes are provided for in these financial statements.

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Songzai was incorporated in the United States and has incurred net operating loss for income tax purposes for 2006 and 2005.

Songzai has net operating loss carry forwards for income taxes amounting to approximately $877,000 as at December 31, 2006 which may be available to reduce future years’ taxable income. These carry forwards, will expire, if not utilized, commencing in 2024. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded. The valuation allowances at December 31, 2006 and December 31, 2005 were $298,089 and $161,078 respectively. The net change in the valuation allowance was an increase of $137,011.

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

The income tax benefit for 2006 and 2005 are summarized as follows:

PRC Income Tax	2006	2005

Current benefit	$-	$(49,584)

12.	NET INCOME PER SHARE

The following is net income per share information at December 31:

	2006	2005
Net income	$647,472	$725,550

Basic weighted-average common stock outstanding	69,268,406	68,875,118
Effect of dilutive securities
Series A Preferred Stock	4,000,000	4,000,000
Diluted weighted-average common stock outstanding	73,268,406	72,875,118
Net income per share - basic	$0.01	$0.01
Net income per share - diluted	$0.01	$0.01

On December 19, 2006, the Company filed an Amendment to Certificate of Designation pursuant to which the conversion rate of its Series A Preferred Stock was amended such that each of its shares of Series A Preferred Stock is convertible into ten fully paid and non-assessable shares of common stock, such Series A Preferred Stock being previously convertible into one hundred fully paid and non-assessable shares of common stock. The effect of dilutive securities was retroactively adjusted to reflect the change of conversion rate.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006 AND 2005

13.	STOCKHOLDERS’ EQUITY

(A) Issue of preferred shares

On September 23, 2004, the Company issued 400,000 shares of “blank check” preferred stock that is convertible into 40,000,000 (post a one for one hundred reverse split) shares of common stock to exchange for a 75% interest in Tong Gong’s registered capital of $4,009,662 (RMB33,200,000). On January 9, 2006, the Company filed a Certificate of Designation pursuant to which the Board of Directors designated 400,000 shares of preferred stock as Series A Preferred Stock.

On December 19, 2006, the Company filed an amendment to the Certificate of Designation pursuant to which the conversion rate of the Series A Preferred Stock was amended that each share of Series A Preferred Stock is convertible into ten fully paid and non-assessable shares of common stock.

(B) Stock issuances

During April 2006, the Company issued 200,000 shares of its restricted common stock to a service provider having a fair value of $48,000. The value of the common stock issued was determined based on the closing market price of $0.24 per share on April 12, 2006. The Company recognized marketing and promotion expenses of $48,000 as of December 31, 2006.

(C) Appropriated retained earnings

The Company’s PRC subsidiary is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on the after-tax net income determined in accordance with the laws and regulations of the PRC. Prior to January 1, 2006 the appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the laws and regulations of the PRC until the reserve is equal to 50% of the entities’ registered capital. Appropriations to the statutory public welfare fund are at 5% to 10% of the after tax net income determined by the Board of Directors. Effective January 1, 2006, the Company is only required to contribute to one statutory reserve fund at 10 percent of net income after tax per annum, such contributions not to exceed 50 percent of the respective companies’ registered capital.

The statutory reserve funds are restricted for use to set off against prior period losses, expansion of production and operation or for the increase in the registered capital of the Company. The statutory public welfare fund is restricted for use in capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation.

During 2006 and 2005, the Company appropriated $105,044 and $157,321 respectively to the reserves funds based on its net income in accordance with the laws and regulations of the PRC.

14.	RELATED PARTY TRANSACTIONS

In 2006 and 2005, the Company owed a stockholder $104,235 and $0 respectively for short-term advances. Imputed interest expense is charged at 6% per annum on the amount due. Total imputed interest included as additional paid-in capital amounted to $1,564 and $6,026 for the years ended December 31, 2006 and 2005 respectively.

15.	CONCENTRATION AND RISKS

During 2006 and 2005, 100% of the Company’s assets were located in China and 100% of the Company’s revenues were derived from customers in China.

The Company relied on one customer for approximately $799,438 representing in aggregate 21% of sales in 2006, and one customer for approximately $425,177 representing in aggregate 15% of sales in 2005. At December 31, 2006 and 2005, accounts receivable from these customers totaled $0 and $0 respectively.