Form 10QSB
period 2007-03-31
SONGZAI INTERNATIONAL HOLDING GROUP INC
filed 2007-05-21
CIK 1145761

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

Commission file number: 0-28806

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	43-1932733
(State or other jurisdiction of	(IRS Employer identification No.)
incorporation or organization)

20337 Rimview Place
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

Number of shares of common stock outstanding as of May 18, 2007: 69,323,748

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

Forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed. We caution that while we make such statements in good faith and believe such statements are based on reasonable assumptions, including without limitation, management’s examination of historical operating trends, data contained in records and other data available from third parties, we cannot assure you that our projections will be achieved. Factors that may cause such differences include but are not limited to:

●	Our expectation of continued growth in the demand for our coal;

●	Our expectation that we will have continue to have adequate liquidity from cash flow from operations;

●	A variety of market, operational, geologic, permitting, labor and weather related factors;

●	A reduction in consumption may cause our profitability to decline;

●	Unanticipated mining conditions may cause profitability to fluctuate;

●	Decreases in purchases of coal by our largest customers could adversely affect our revenues;

●	Our ability to fund and execute our business plan;

•	Our ability to maintain an effective internal control structure.

●	Other risks outlined above and in the Company’s other filings made periodically by the Company.

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

PART I

(1)  Item 1 - Financial Statements (Unaudited)

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2007
(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$124,740
Accounts receivable, net of allowances	501,559
Other receivables and prepayments	1,447,321
Inventories, net	9,103
Total Current Assets	2,082,723

PROPERTY AND EQUIPMENT, NET	5,415,089

INTANGIBLE ASSETS, NET	222,963

TOTAL ASSETS	$7,720,775

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$276,799
Other payables and accrued liabilities	1,296,236
Other taxes payable	64,974
Due to a stockholder	243,235
Note payable	17,077
Total Current Liabilities	1,898,321

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' EQUITY
Series A Preferred Stock ($Nil par value, 8,000,000 shares
authorized, 400,000 shares issued and outstanding)	-
Common stock ($0.001 par value, 1,000,000,000 shares authorized,
69,323,748 shares issued and outstanding as of March 31, 2007)	69,324
Additional paid-in capital	4,579,779
Retained earnings
Unappropriated	568,778
Appropriated	280,615
Accumulated other comprehensive income	323,958
Total Stockholders' Equity	5,822,454

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,720,775

The accompanying notes are an integral part of these financial statements

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	For the three months ended March 31,
	2007	2006

NET SALES	$884,893	$867,202
COST OF SALES	838,380	519,393

GROSS PROFIT	46,513	347,809

OPERATING EXPENSES
Selling expenses and distribution expenses	1,641	4,572
General and administrative expenses	178,932	129,968
Depreciation	21,048	7,288

Total Operating Expenses	201,621	141,828

(LOSS) INCOME FROM OPERATIONS	(155,108)	205,981

OTHER INCOME (EXPENSE)
Interest expense	(3,649)	(1,360)
Interest income	-	147
Other income (expense)	1,301	(99)
Total Other Expenses, net	(2,348)	(1,312)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE TAXES	(157,456)	204,669

INCOME TAX	(17,051)	-

NET (LOSS) INCOME FROM CONTINUING OPERATIONS	(174,507)	204,669

NET (LOSS) INCOME	(174,507)	204,669

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	29,664	161,157

COMPREHENSIVE (LOSS) INCOME	$(144,843)	$365,826

Net (loss) income per share-basic and diluted
Net (loss) income per common share
Basic	$(0.00)	$0.00
Diluted	$(0.00)	$0.00

Weighted average number of shares outstanding during the period
Basic	69,323,748	69,123,748
Diluted	73,323,748	109,123,748

The accompanying notes are an integral part of these financial statements

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	For the three months ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(174,507)	$204,669
Adjusted to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation - cost of sales	140,718	108,951
Depreciation	21,048	7,288
Amortization on mining rights	6,434	6,250
Imputed interest expenses	3,649	-
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(129,568)	-
Other receivables and prepayments	(71,286)	57,213
Increase (decrease) in:
Accounts payable	(89,718)	72,627
Other payables and accrued liabilities	217,706	(137,387)
Other taxes payable	(19,986)	27,334
Net cash (used in) provided by operating activities	(95,510)	346,945

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(21,974)	(52,416)
Net cash used in investing activities	(21,974)	(52,416)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in amounts due to a stockholder	138,585	-
(Decrease) increase in note payable	(30,220)	1,360
Net cash provided by financing activities	108,365	1,360

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(9,119)	295,889

EFFECT OF EXCHANGE RATE ON CASH	3,637	(3,120)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	130,222	82,561

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$124,740	$375,330

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
Income taxes	$-	$-

Interest expenses	$-	$1,360

The accompanying notes are an integral part of these financial statements

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2007 (UNAUDITED)

NOTE 1 BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

It the opinion of management, the condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company’s consolidated financial position at March 31, 2007, the consolidated results of operations for the three months ended March 31, 2007 and 2006, and consolidated cash flows for the three months ended March 31, 2007 and 2006. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2006 appearing in the Company’s annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

NOTE 2 PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements as of March 31, 2007 include the financial statements of Songzai International Holding Group, Inc. (“Songzai” or the “Company”) and its 100% owned subsidiary Heilongjiang Tong Gong Kuang Ye You Xian Gong Si (“Tong Gong”).

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

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2007 (UNAUDITED)

NOTE 6 INCOME TAXES

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Songzai International Holding Group Inc. was incorporated in United States and has incurred net operating loss as for income tax purposes for the three months ended March 31, 2007 and 2006.

Tong Gong is a Sino-foreign joint venture enterprise formed in the PRC that is subject to PRC income tax computed according to the relevant laws and regulations in the PRC. According to the PRC government local tax bureau, Tong Gong is entitled to full income tax relief for the first two years commencing on January 2005 and a reduction in income tax rate from 33% to 15% fro the subsequent three years from 2007 to 2009. Provision for income tax expenses for the three months ended March 31, 2007 and 2006 were $17,051 and $0 respectively.

NOTE 7 BUSINESS SEGMENTS

The Company operates in one segment and therefore segment information is not presented.

NOTE 8. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation provides that the tax effects from an uncertain tax position can be recognized in the Company’s financial statements, only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company’s financial position.

In September 2006, FASB issued Statement 157, Fair Value Measurements. This statement defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles (GAAP). More precisely, this statement sets forth a standard definition of fair value as it applies to assets or liabilities, the principal market (or most advantageous market) for determining fair value (price), the market participants, inputs and the application of the derived fair value to those assets and liabilities. The effective date of this pronouncement is for all full fiscal and interim periods beginning after November 15, 2007. The Company is currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company’s financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will become effective for us on January 1, 2008. The Company is currently evaluating the impact this new Standard, but believes that it will not have that it will not have a material impact on the Company’s financial position.
NOTE 9  RELATED PARTY TRANSACTIONS

As of March 31, 2007 and 2006, the Company owed a stockholder $243,235 and $0 respectively for short-term advances. Imputed interest expense is computed at 6% per annum on the amount due. Total imputed interest included as additional paid-in capital amounted to $3,649 and $0 for the three months ended March 31, 2007 and 2006 respectively.

NOTE 10 CONCENTRATION AND RISKS

During the three months ended March 31, 2007 and 2006, 100% of the Company’s assets were located in China and 100% of the Company’s revenue were derived from companies in China.

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

Results of Operations

Three Months Ended March 31, 2007 Compared To Three Months Ended March 31, 2006

Net Sales. Net sales were $884,893 and $867,202 for the three months ended March 31, 2007, and 2006, representing an increase of $17,691, or 2%. The increase in revenues for the three months ended March 31, 2007 was primarily due to an increase in production to 41,310 tons for the first quarter in 2007 from 29,653 tons for the same quarter in 2006.

Cost of sales. Cost of sales were $834,380 and $519,393 for the three months ended march 31, 2007 and 2006, representing an increase of $318,917, or 61%. The increase in cost of sales was due to a 39% increase in production as a result of overall increases in direct labor costs, coal maintenance expenses, electricity for production and depreciation aggregating $309,082. Cost of sales as a percentage of sales increased to approximately 95% for the first quarter in 2007 from approximately 60% for the same period in 2006. Consequently, the gross margin as a percentage of sales decreased to approximately 5% for the first quarter in 2007 from approximately 40% for the same quarter in 2006. The increase in cost of sales in a percentage of sales and the decrease in gross margin were primarily attributable to a decrease in selling price per ton to $21 for the first quarter in 2007 from $29 for the same quarter in 2006 and 61% increase in cost of sales, whilst net sales only increased by 2% for the first quarter in 2007 over the same quarter in 2006.

Operating expenses. Operating expenses were $201,621 and $141,828 for the three months ended March 31, 2007 and 2006, representing an increase of $59,793, or 42%. The increase in operating expenses was primarily attributable to an increase in General and Administrative expenses and Depreciation. General and Administrative expenses totaled $178,932 for the three months ended march 31, 2007, an increase of $48,964, or 38%, from the three months ended March 31, 2006. The increase was attributable to an increase in daily operating expenses in respect to our office in US include rental expenses, salaries for 2 new staff and other operating expenses totaling $50,010 for the first quarter in 2007. Depreciation also increased due to the completion of our Company’s mining construction in progress at the end of 2006 and fully put to use during the first quarter of 2007.

Net (Loss) Income. The Company incurred a net loss of $174,507 for the three months ended March 31, 2007, representing a $379,176 decrease from the net income of $204,669 for the three months ended march 31, 2006. The decrease in net income for the first quarter was attributed to the drop in selling price of our product and increase in cost of sales, general and administrative expenses and depreciation.

Liquidity and Capital Resources

For the three months ended March 31, 2007, the Company had cash equivalents of $124,740. The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31
	2007	2006
Cash provided by (used in):
Operating Activities	$(95,510)	$346,945
Investing Activities	(21,974)	(52,416)
Financing Activities	108,365	1,360

    Cash provided by operating activities decreased by 128% during the three months ended March 31, 2007 compared to the same period in 2006. The primary factor was due to a sharp increase in account receivable and a decrease in account payable.

During the three months ended March 31, 2007, depreciation increased by $45,527, or 39%, compared to the same period in 2006, primarily due to the completion of our Company’s mining construction in progress at the end of 2006 and fully put to use during the first quarter of 2007. Accounts receivable increased by $129,568 during the three months ended March 31, 2007 from $Nil for the same period in 2006. That was caused by the increase in coal supplies in China and this was also the primary factor for the decrease in coal price for three months ended March 31, 2007 Other receivables increased by 225%, compared to the same period, primarily due to the deposit of $900,427 for reservation of mining rights. Other payables and accrued expenses also increased by $355,093, or 258%, during the same period, mainly attributable to the increase in trade deposit by $313,803 and other operating expenses to facilitate increased production. These increases were partially offset by a $162,345 decrease in accounts payable from quarter to quarter and $47,320 decrease in other taxes payable.

    The Company used $21,974 for investing activities for the three months period ended March 31, 2007, compared to using $52,416 for the same period in 2006, a decrease of $30,442, or 58%. The major factor for the difference was because we have finished developing our coal mine in 2006, we didn’t invest big money to purchase mining facilities comparing the same period of 2006.

    We did not have significant financing activities during the three months ended March 31, 2006 while in 2007 cash provided by financing activities was $108,365 advanced by a stockholder.

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

Uses of Liquidity

The Company's cash requirements as of March 31, 2007 are primarily to fund our mining operations.

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

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our President (the Company’s principal executive officer) and Acting Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-QSB, being March 31, 2007. Based on this evaluation, our President and Acting Chief Financial Officer concluded that these disclosure controls and procedures were not effective as of such date.

(a) Evaluation of Disclosure Controls and Procedures. An evaluation of the Company's disclosure controls and procedures (as defined in Section13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Company's principal executive officer and principal financial and accounting officer (or those persons acting in such capacity) and several other members of the Company's senior management at March 31, 2007. Based on this evaluation, and as noted below, the Company's President and Acting Chief Financial Officer concluded that as of March 31, 2007, the Company's disclosure controls and procedures were not effective, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the President and Acting Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company was threatened with litigation arising from contracts with financial consultant Greentree Financial Group, Inc. (“Greentree”). Greentree contended that the Company breached agreements to provide compensation for financial services rendered. The Company claimed Greentree never provided the services for which it now seeks compensation. On November 21, 2006, the Company and Greentree settled the dispute through arbitration. The Company agreed to pay Greentree an aggregate of $125,000, payable over a 12 month period in installments beginning in January 2007. The Company has made four installment payments totaling $45,000 for the three months ended March 31, 2007. We know of no other material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULT UPON SENIOR SECURITIES

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

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
(Registrant)

Date: May 21, 2007	By:	/s/ Hongjun Li
Hong Jun Li
President and Chief Financial Officer