Form 10QSB
period 2007-06-30
SONGZAI INTERNATIONAL HOLDING GROUP INC
filed 2007-08-20
CIK 1145761

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

Commission file number: 0-28806

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
 (Exact name of small business issuer as specified in its charter)

Nevada	43-1932733
(State or other jurisdiction of	(IRS Employer identification No.)
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

Number of shares of common stock outstanding as of August 10, 2007 is 69,323,748

Transitional Small Business Disclosure Format: Yes ☐ No ☒

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
FORM 10-QSB
INDEX
		Page
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS		2
PART I. FINANCIAL INFORMATION		4
Item 1.	Financial Statements (Unaudited)	4
	Unaudited Condensed Consolidated Balance Sheet—June 30, 2007	4
	Unaudited Condensed Consolidated Statements of Income (Loss)—Three and Six Months Ended June 30, 2007 and 2006	5
	Unaudited Condensed Consolidated Statements of Cash Flows—Six Months Ended June 30, 2007 and 2006	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Controls and Procedures	18
PART II. OTHER INFORMATION		19
Item 1.	Legal Proceedings	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Default Upon Senior Securities	19
Item 4.	Submission of Matters to a Vote of Security Holders	19
Item 5.	Other Information	19
Item 6.	Exhibits	19
SIGNATURES		20

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

Forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed. We caution that while we make such statements in good faith and believe such statements are based on reasonable assumptions, including without limitation, management’s examination of historical operating trends, data contained in records and other data available from third parties, we cannot assure you that our projections will be achieved. Factors that may cause such differences include but are not limited to:

•	Our expectation of continued growth in the demand for our coal;

•	Our expectation that we will have continue to have adequate liquidity from cash flow from operations;

•	A variety of market, operational, geologic, permitting, labor and weather related factors;

•	A reduction in consumption may cause our profitability to decline;

•	Unanticipated mining conditions may cause profitability to fluctuate;

•	Decreases in purchases of coal by our largest customers could adversely affect our revenues;

•	Our ability to fund and execute our business plan;

•	Our ability to maintain an effective internal control structure.

•	Other risks outlined above and in the Company’s other filings made periodically by the Company.

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

PART I

Item 1 - Financial Statements (Unaudited)

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,479,644
Accounts receivable, net of allowances	220,334
Other receivables and prepayments	1,510,275
Inventories, net	9,300
Total Current Assets	5,219,553

PROPERTY AND EQUIPMENT, NET	5,375,711

INTANGIBLE ASSETS, NET	221,200

TOTAL ASSETS	$10,816,464

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$195,255
Other payables and accrued liabilities	2,362,027
Taxes payable	594,171
Due to a stockholder	251,335
Total Current Liabilities	3,402,788

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' EQUITY
Series A Preferred Stock ($Nil par value, 8,000,000 shares authorized, 400,000 shares issued and outstanding)	-
Common stock ($0.001 par value, 1,000,000,000 shares authorized, 69,323,748 shares issued and outstanding as of June 30, 2007)	69,324
Additional paid-in capital	4,583,549
Retained earnings
Unappropriated	1,999,710
Appropriated	280,615
Accumulated other comprehensive income	480,478
Total Stockholders' Equity	7,413,676

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,816,464

The accompanying notes are an integral part of these financial statements

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

	For The Three Months	For The Three Months	For The Six Months	For The Six Months
	Ended	Ended	Ended	Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

NET SALES	$3,392,298	$766,880	$4,277,191	$1,634,082
COST OF SALES	1,433,531	569,514	2,271,911	1,088,907

GROSS PROFIT	1,958,767	197,366	2,005,280	545,175

OPERATING EXPENSES
Selling expenses and distribution expenses	1,662	1,400	3,303	5,972
General and administrative expenses	138,517	210,017	317,449	340,084
Depreciation	21,328	7,352	42,376	14,640

Total Operating Expenses	161,507	218,769	363,128	360,696

(LOSS) INCOME FROM OPERATIONS	1,797,260	(21,403)	1,642,152	184,479

OTHER INCOME (EXPENSE)
Interest expense	(3,770)	(1,486)	(7,419)	(2,846)
Interest income	56	36	56	183
Other income (expense)	9	-	1,310	-
Total Other Expenses, net	(3,705)	(1,450)	(6,053)	(2,663)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE TAXES	1,793,555	(22,853)	1,636,099	181,816

INCOME TAX EXPENSES	(362,623)	-	(379,674)	-

NET (LOSS) INCOME FROM CONTINUING OPERATIONS	1,430,932	(22,853)	1,256,425	181,816

NET (LOSS) INCOME	1,430,932	(22,853)	1,256,425	181,816

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	156,520	-	186,184	161,157

COMPREHENSIVE (LOSS) INCOME	$1,587,452	$(22,853)	$1,442,609	$342,973

Net (loss) income per share-basic and diluted
Net (loss) income per common share
Basic	$0.02	$(0.00)	$0.02	$0.00
Diluted	$0.02	$(0.00)	$0.02	$0.00

Weighted average number of shares outstanding
during the period
Basic	69,323,748	69,211,180	69,323,748	69,211,180
Diluted	73,323,748	109,211,180	73,323,748	109,211,180

The accompanying notes are an integral part of these financial statements

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended
	June 30, 2007	June 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	1,256,425	181,816
Adjusted to reconcile net income to net cash provided
by operating activities:
Depreciation - cost of sales	448,381	241,046
Depreciation	42,376	14,640
Amortization on mining rights	12,953	12,500
Issuance of common stock for services	-	48,000
Imputed interest expenses	7,419	-
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	157,449	(198,036)
Inventories	-	(17,505)
Other receivables and prepayments	(103,055)	(839,383)
Increase (decrease) in:
Accounts payable	(176,376)	29,448
Other payables and accrued liabilities	1,245,265	908,224
Taxes payable	500,157	10,401
Net cash provided by operating activities	3,390,994	391,151

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(47,155)	(327,682)
Construction in progress	(148,964)	-
Net cash used in investing activities	(196,119)	(327,682)

CASH FLOWS FROM FINANCING ACTIVITIES

Increase in amounts due to stockholders	147,100	-
(Decrease) increase in note payable	(47,077)	2,846
Net cash provided by financing activities	100,023	2,846

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,294,898	66,315

EFFECT OF EXCHANGE RATE ON CASH	54,549	(3,120)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	130,197	82,561

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,479,644	$145,756

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
Income taxes	$17,164	$-

Interest expenses	$-	$-

The accompanying notes are an integral part of these financial statements

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007

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

In the opinion of management, the condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company’s consolidated financial position at June 30, 2007, the consolidated results of operations for the three and six months ended June 30, 2007 and 2006, and consolidated cash flows for the six months ended June 30, 2007 and 2006. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2006 appearing in the Company’s annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

NOTE 2               PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements as of June 30, 2007 include the financial statements of Songzai International Holding Group, Inc. (“Songzai” or the “Company”) and its 100% owned subsidiary Heilongjiang Tong Gong Kuang Ye You Xian Gong Si (“Tong Gong”).

All significant inter-company balances and transactions have been eliminated in consolidation.

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

NOTE 6               INCOME TAXES

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Songzai International Holding Group Inc. was incorporated in United States and has incurred net operating loss as for income tax purposes for the six months ended June 30, 2007 and 2006. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Tong Gong is a Sino-foreign joint venture enterprise formed in the PRC that is subject to PRC income tax computed according to the relevant laws and regulations in the PRC. According to the PRC government local tax bureau, Tong Gong is entitled to full income tax relief for the first two years commencing on January 2005 and a reduction in income tax rate from 33% to 15% fro the subsequent three years from 2007 to 2009. Provision for income tax expenses for the six months ended June 30, 2007 and 2006 were $379,674 and $0 respectively.

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

NOTE 9               RELATED PARTY TRANSACTIONS

As of June 30, 2007 and 2006, the Company owed a stockholder $251,335 and $0 respectively for short-term advances. Imputed interest expense is computed at 6% per annum on the amount due. Total imputed interest included as additional paid-in capital amounted to $7,419 and $0 for the six months ended June 30, 2007 and 2006 respectively.

NOTE 10             CONCENTRATION AND RISKS

During the six months ended June 30, 2007 and 2006, 100% of the Company’s assets were located in China and 100% of the Company’s revenue was derived from companies in China.

The Company relied on a customer for approximately $1,044,742, representing in aggregate 24% of sales for the six months ended June 30, 2007, and relied on three customers for approximately $497,461, $218,940 and $151,410, representing in aggregate 53% of sales for the six months ended June 30, 2006.

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

Results of Operations

Three and Six Months Ended June 30, 2007 Compared To Three and Six Months Ended June 30, 2006

Net Sales. Net sales were $3,392,298 and $766,880 for the three months ended June 30, 2007, and 2006, and $4,277,191 and $1,634,082 for the six months ended June 30, 2007 and 2006, representing an increase of $2,625,418 and $2,643,109, or 342.3% and 161.7%, respectively. The increase in revenues is primarily due to increase in production as the company’s coal reserves increased to additional 1,510,000 ton during the second quarter of 2007 over the similar period in 2006. Production during the second quarter of 2007 increased by 222.6% compared to the same period in 2006.

Cost of sales. Cost of sales were $1,433,531 and $569,514 for the three months ended June 30, 2007 and 2006, and $2,271,911 and $1,088,907 for the six months ended June 30, 2007 and 2006, representing an increase of $864,017 and $1,183,804, or 151.7% and 108.6%, respectively. The increase in cost of sales was due to the increased production for the three months ended June 30, 2007 over the same period ended June 30, 2006. Cost of sales as a percentage of sales was approximately 42% for the second quarter of 2007, which is much lower than the cost of sales as a percentage of sales for the same quarter in 2006 (around 74%). The decrease in cost of sales is mainly due to Tong Gong started exploitation on its new increased reserves during the first quarter but extraction and sales on the new exploitation commenced in second quarter. The significant economies of scale was another reason for decreased cost of sales during the second quarter of 2007. The high demand for coal in China has resulted in increases in both the price of coal and sales, but cost of sales such as direct labors, materials and equipments used in coal mining operations remain constant.

Operating expenses. Operating expenses were $161,507 and $218,769 for the three months ended June 30, 2007 and 2006, and $363,128 and $360,696 for the six months ended June 30, 2007 and 2006, respectively, representing a decrease of $57,262 and an increase of $2,432, or 26% and under 1%. The decreases in operating expenses for the three months ended June 30, 2007 was primarily attributable to efficient utilization of employees by terminating a few management personnel, and reduce of unnecessary expenses such as meals and entertainment.

Net (Loss) Income. The Company incurred a net income of $1,430,932 for the three months ended June 30, 2007, representing a $1,453,785 increase from the net loss of $22,853 for the three months ended June 30, 2006. The net income was attributed to an increase in production and sales, decrease in operating expenses.

Liquidity and Capital Resources

For the six months ended June 30, 2007, the Company had cash equivalents of $3,479,644, compared to cash equivalents of $145,756 for the period ended June 30, 2006. The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2007 and 2006:

	Six Months Ended June 30
	2007	2006
Cash provided by (used in):
Operating Activities	$3,390,994	$391,151
Investing Activities	(196,119)	(327,682)
Financing Activities	100,023	2,846

Cash provided by operating activities increased by 767% during the six months ended June 30, 2007 compared to the same period in 2006. The primary factor was a dramatically increase in sales, and decrease in accounts receivable. In the first six months ended June 30, 2006, the Company has deposited a total of 2.2 million Renminbi or $275,745 to acquire mining equipments to facilitate increased production.

During the six months ended June 30, 2007, depreciation increased by 91.9% compared to the same period in 2006, primarily due to more mining equipments were used for production and exploitation on new increased reserves on coal mine. Other payables and accrued expenses also increased by 37% during the same period, mainly attributable to the increase in payroll expenses and other operating expenses to facilitate increased production. Taxes payable also increased as the taxable income is increased.

The Company used $196,119 for investing activities for the six months period ended June 30, 2007, compared to using $327,682 for the same period in 2006, a decrease of $131,563, or 40.1% . It is mainly due to the cash used to purchase property and equipment has decreased during the six months ended June 30, 2007.

We did not have significant financing activities during the six months ended June 30, 2006. For the six months ended June 30, 2007, the cash provided by financing activities was $147,100 advanced by a stockholder.

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

Uses of Liquidity

The Company's cash requirements as of June 30, 2007 are primarily to fund our mining operations.

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

There are numerous uncertainties inherent in estimating quantities of economically recoverable coal reserves, many of which are beyond our control. As a result, estimates of economically recoverable coal reserves are by their nature uncertain. Information about our reserves consists of estimates based on engineering, economic and geological data assembled by our internal engineers and geologists. We also recently received a report regarding reserves as of the end of 2005 from a third party consultant. Some of the factors and assumptions that impact economically recoverable reserve estimates include:

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

During second quarter of 2007, Heilongjiang Province Mine Reserve Appraisal Center has appraised additional mineral resource reserves of Tong Gong coal mine for the purpose of increasing its coal reserves, issued an attestation of passing the appraisal with December 31, 2006 as its benchmark date. The appraisal report and related documents have been submitted to National Land Resource Office and in the process of final approval. The Company deems the application of increasing coal reserve has been approved when they received the attestation report from Heilongjiang Province Mine Reserve Appraisal Center, and started to extract on its new increased reserves since second quarter. The company is expecting to increase additional 1,510,000 tons reserves and extend its production period from current 12 years to 17 years.

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

Exhaustion of reserves at the Tong Gong mine and at mines that we may acquire in the future can also have an adverse effect on operating results that is disproportionate to the percentage of overall production represented by such mines. Tong Gong mine is estimated to exhaust its minable reserves in approximately 30 years at current production levels.

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

We are seeking to expand our operations and coal reserves in the regions in which we operate through acquisitions of businesses and assets, including leases of coal reserves. Acquisition transactions involve inherent risks, such as:

•	uncertainties in assessing the value, strengths, weaknesses, contingent and other liabilities and potential profitability

•	of acquisition or other transaction candidates;

•	he potential loss of key personnel of an acquired business;

•	the ability to achieve identified operating and financial synergies anticipated to result from an acquisition or other transaction;

•	problems that could arise from the integration of the acquired business;

•	unanticipated changes in business, industry or general economic conditions that affect the assumptions underlying the acquisition or other transaction rationale; and

•	unexpected development costs that adversely affect our profitability.

In addition, we may not be able to successfully negotiate new leases or mining contracts for properties containing additional reserves or maintain our leasehold interests in properties on which mining operations are not commenced during the term of the lease.

Our ability to operate our company effectively could be impaired if we lose key personnel or fail to attract qualified personnel.

We manage our business with a number of key personnel, the loss of a number of who could have a material adverse effect on us. In addition, as our business develops and expands, we believe that our future success will depend greatly on our continued ability to attract and retain highly skilled and qualified personnel. We cannot assure you that key personnel will continue to be employed by us or that we will be able to attract and retain qualified personnel in the future. We do not have “key person” life insurance to cover our executive officers. Failure to retain or attract key personnel could have a material adverse effect on us.

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

Our Certificate of Incorporation authorizes the issuance of 1,000,000,000 shares of common stock and 8,000,000 shares of preferred stock. Our Board of Directors has the authority to issue additional shares up to the authorized capital stated in the certificate of incorporation. Our Board of Directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. Further, any such issuance may result in a change of control of our corporation.

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

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our President (the Company’s principal executive officer) and Acting Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-QSB, being June 30, 2007. Based on this evaluation, our President and Acting Chief Financial Officer concluded that these disclosure controls and procedures were not effective as of such date.

(a)          Evaluation of Disclosure Controls and Procedures. An evaluation of the Company's disclosure controls and procedures (as defined in Section13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Company's principal executive officer and principal financial and accounting officer (or those persons acting in such capacity) and several other members of the Company's senior management at June 30, 2007. Based on this evaluation, and as noted below, the Company's President and Acting Chief Financial Officer concluded that as of June 30, 2007, the Company's disclosure controls and procedures were not effective, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the President and Acting Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

Effective August 13, 2007, the Company engaged Yvonne Zhang, CPA, as its interim CFO. Ms. Zhang will be working ad hoc for the preparation of the Company’s financial statements for its 10-KSB and 10-QSB filings, and advising Company on its internal control.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company was threatened with litigation arising from contracts with financial consultant Greentree Financial Group, Inc. (“Greentree”). Greentree contended that the Company breached agreements to provide compensation for financial services rendered. The Company claimed Greentree never provided the services for which it now seeks compensation. On November 21, 2006, the Company and Greentree settled the dispute through arbitration. The Company agreed to pay Greentree an aggregate of $125,000, payable over a 12 month period in installments beginning in January 2007. The Company has made six installment payments totaling $65,000 for the six months ended June 30, 2007. We know of no other material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

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

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
(Registrant)

Date: August 17, 2007	By:	/s/ Hong Jun Li
Hong Jun Li
President

EXHIBIT INDEX

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