Form 10QSB
period 2007-09-30
SONGZAI INTERNATIONAL HOLDING GROUP INC
filed 2007-11-14
CIK 1145761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2007

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934.

Commission File No. 333-66994

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
(Exact name of small business issuer as specified in it charter)

Nevada	43-1932733
(State or other jurisdiction of incorporation or	(IRS Employer Identification
organization)	No.)

20337 Rimview Place Walnut, California 91789
(Address of principal executive offices)

(909) 468-2840
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes ☒ No ☐

The registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).                                             Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date: 69,323,748 shares issued and outstanding as of November 13, 2007.

Transitional Small Business Disclosure Form (Check one): Yes ☐ No ☒

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
TABLE OF CONTENTS
TO QUARTERLY REPORT ON FORM 10-QSB
FOR PERIOD ENDED SEPTEMBER 30, 2007

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

Forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed.  We caution that while we make such statements in good faith and believe such statements are based on reasonable assumptions, including without limitation, management’s examination of historical operating trends, data contained in records and other data available from third parties, we cannot assure you that our projections will be achieved. Factors that may cause such differences include but are not limited to:

•	Our expectation of continued growth in the demand for our coal;

•	Our expectation that we will have continue to have adequate liquidity from cash flow from operations;

•	A variety of market, operational, geologic, permitting, labor and weather related factors;

•	A reduction in consumption may cause our profitability to decline;

•	Unanticipated mining conditions may cause profitability to fluctuate;

•	Decreases in purchases of coal by our largest customers could adversely affect our revenues;

•	Our ability to fund and execute our business plan;

•	Our ability to maintain an effective internal control structure; and

•	Other risks outlined above and in the Company’s other filings made periodically by the Company.

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

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,544,247
Accounts receivable, net of allowances	73,658
Other receivables and prepayments	439,176
Inventories, net	166,027
Total Current Assets	7,223,108

PROPERTY AND EQUIPMENT, NET	5,414,314

MINING RIGHTS, NET	1,258,986

TOTAL ASSETS	$13,896,408

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$261,041
Advance from customers	582,963
Other payables and accrued liabilities	1,876,102
Taxes payable	535,519
Due to a stockholder	1,741,273
Note payable	30,000
Total Current Liabilities	5,026,898

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' EQUITY
Series A Preferred Stock ($Nil par value, 8,000,000 shares
authorized, 400,000 shares issued and outstanding)	-
Common stock ($0.001 par value, 1,000,000,000 shares authorized,
69,323,748 shares issued and outstanding as of September 30, 2007)	69,324
Additional paid-in capital	4,587,077
Statutory reserve	461,961
Retained earnings	3,134,321
Accumulated other comprehensive income	616,827
Total Stockholders' Equity	8,869,510

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,896,408

The accompanying notes are an integral part of these financial statements

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

	For The Three Months Ended September 30, 2007	For The Three Months Ended September 30, 2006	For The Nine Months Ended September 30, 2007	For The Nine Months Ended September 30, 2006

NET SALES	$4,217,343	$692,398	$8,494,534	$2,326,480
COST OF SALES	1,872,465	452,686	4,144,377	1,529,093

GROSS PROFIT	2,344,878	239,712	4,350,157	797,387

OPERATING EXPENSES
Selling expenses and distribution expenses	1,688	5,716	4,991	11,688
General and administrative expenses	703,132	126,001	1,020,580	478,585
Depreciation	21,654	7,650	64,030	22,290

Total Operating Expenses	726,474	139,367	1,089,601	512,563

INCOME FROM OPERATIONS	1,618,404	100,345	3,260,556	284,824

OTHER INCOME (EXPENSE)
Interest expense	(3,089)	(1,526)	(10,452)	(4,189)
Other income (expense)	9	(939)	1,319	(939)
Total Other Expenses, net	(3,079)	(2,465)	(9,132)	(5,128)

INCOME FROM CONTINUING OPERATIONS BEFORE TAXES	1,615,325	97,880	3,251,424	279,696

INCOME TAX EXPENSES	(306,519)	-	(686,193)	-

NET INCOME FROM CONTINUING OPERATIONS	1,308,805	97,880	2,565,230	279,696

NET INCOME	1,308,805	97,880	2,565,230	279,696

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	136,349	-	322,533	161,157

COMPREHENSIVE (LOSS) INCOME	$1,445,154	$97,880	$2,887,763	$440,853

Net income per share-basic and diluted
Net income per common share
Basic	$0.02	$0.00	$0.04	$0.00
Diluted	$0.02	$0.00	$0.03	$0.00

Weighted average number of shares outstanding during the period
Basic	69,323,748	69,323,748	69,323,748	69,249,755
Diluted	73,323,748	109,323,748	73,323,748	109,249,755

The accompanying notes are an integral part of these financial statements

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE NINE MONTHS ENDED
	September 30, 2007	September 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,565,230	$279,696
Adjusted to reconcile net income to net cash provided
by operating activities:
Depreciation	794,290	382,124
Amortization on mining rights	45,669	18,750
Issuance of common stock for services	-	48,000
Imputed interest expenses	10,947	-
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	305,377	(186,786)
Inventories	(153,088)	(111,349)
Other receivables and prepayments	972,816	(825,847)
Increase (decrease) in:
Accounts payable	(151,193)	38,299
Advance from customers	150,717	289,206
Other payables and accrued liabilities	1,197,627	449,964
Taxes payable	437,395	11,183
Net cash provided by operating activities	6,175,788	393,240

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mining rights	(1,024,000)	-
Purchase of property and equipment	(297,247)	(417,598)
Construction in progress	(155,778)	-
Net cash used in investing activities	(1,477,025)	(417,598)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to stockholders	1,637,038	-
Payment on note payable	(17,077)	4,384
Net cash provided by financing activities	1,619,961	4,384

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,318,724	(19,974)

EFFECT OF EXCHANGE RATE ON CASH	95,326	(3,120)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	130,197	82,561
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,544,247	$59,467

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
Income taxes	$365,162	$10,289
Interest expenses	$-	$4,751
The accompanying notes are an integral part of these financial statements

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 1        BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company’s consolidated financial position at September 30, 2007, the consolidated results of operations for the three and nine months ended September 30, 2007 and 2006, and consolidated cash flows for the nine months ended September 30, 2007 and 2006. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2006 appearing in the Company’s annual report on Form 10-KSB as filed with the SEC.

NOTE 2        PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements as of September 30, 2007 include the financial statements of Songzai International Holding Group, Inc. (“Songzai” or the “Company”) and its 100% owned subsidiary Heilongjiang Tong Gong Kuang Ye You Xian Gong Si (“Tong Gong”).

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

NOTE 4       EARNINGS PER SHARE

Basic earnings per share exclude dilution and are computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share are computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding adjusted to reflect potentially dilutive securities.

NOTE 5       CASH AND CASH EQUIVALENTS

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

NOTE 6       INVENTORIES

Coal and supplies inventories are valued at the lower of average cost or market.  Inventories include coals and supplies.  As of September 30, 2007, inventories merely consist of coal supplies in the amount of $166,027.

NOTE 7       MINING RIGHTS

Mining rights represent amounts paid to acquire the Company’s coal reserves, which are amortized over the life of the reserves that are proven or probable.  The estimated life of the reserves is 10 years, the amortization expenses were $45,669 and $18,750 for nine months ended September 30, 2007 and 2006, respectively.  Amortization expenses for the next five years are as follows: $135,000, $135,000, $135,000, $135,000 and $135,000, respectively.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 8          INCOME TAXES

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Songzai International Holding Group, Inc. was incorporated in United States and has incurred net operating loss as for income tax purposes for the nine months ended September 30, 2007 and 2006. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Tong Gong is a Sino-foreign joint venture enterprise formed in the People’s Republic of China (“PRC”) that is subject to PRC income tax computed according to the relevant laws and regulations in the PRC. According to the PRC government local tax bureau, Tong Gong is entitled to full income tax relief for the first two years commencing on January 2005 and a reduction in income tax rate from 33% to 15% for the subsequent three years from 2007 to 2009. Provision for income tax expenses for the nine months ended September 30, 2007 and 2006 were $686,193 and $0, respectively.

NOTE 9          BUSINESS SEGMENTS

The Company operates in one segment and therefore segment information is not presented.

NOTE 10        RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, FASB issued Statement 157, Fair Value Measurements. This statement defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles (GAAP). More precisely, this statement sets forth a standard definition of fair value as it applies to assets or liabilities, the principal market (or most advantageous market) for determining fair value (price), the market participants, inputs and the application of the derived fair value to those assets and liabilities. The effective date of this pronouncement is for all full fiscal and interim periods beginning after November 15, 2007. The Company is currently evaluating the impact of this new Standard, but believes that it will not have a material impact on the Company’s financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will become effective for us on January 1, 2008. The Company is currently evaluating the impact of this new Standard, but believes that it will not have a material impact on the Company’s financial position.

In February of 2007 the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115.”  The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company is analyzing the potential accounting treatment.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The Company adopted SAB 108 in the fourth quarter of 2006 with no impact on its financial statements.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 11           RELATED PARTY TRANSACTIONS

Due to a stockholder

As of September 30, 2007 and 2006, the Company owed a stockholder $1,741,273 and $0, respectively, for short-term advances.  Imputed interest expense is computed at 6% per annum on the amount due.  Total imputed interest included as additional paid-in capital amounted to $10,947 and $0 for the nine months ended September 30, 2007 and 2006, respectively.

NOTE 12           CONCENTRATION AND RISKS

During the nine months ended September 30, 2007 and 2006, 100% of the Company’s assets were located in China and 100% of the Company’s revenue was derived from companies in China.

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

On September 23, 2004, we acquired a 75% interest in Heilongjiang Tong Gong Kuang Ye You Xian Gong Si ("Tong Gong"), a corporation organized and existing under the laws of the PRC, and owner of an operational coal mine located near Heihe City in the PRC, pursuant to a Purchase and Sales Agreement, dated April 5, 2004.  In order to acquire 75% of Tong Gong's registered capital of RMB 33,200,000, which is equal to approximate $4,009,662, the Company issued 400,000 shares of convertible preferred stock which is convertible into 40,000,000 shares of common stock at the ratio of 1:100, which convertible preferred stock was part of a class of 8,000,000 shares of so-called "blank check" preferred that was authorized on July 16, 2004.  The 75% interest in Tong Gong was acquired from Hongwen Li, the Chairman and Chief Executive officer of the Company.  In addition to the 75% capital stock of Tong Gong, we acquired a 25% interest in the net profits of Tong Gong from the Harbin Green Ring Biological Degradation Products Developing Co., Ltd., a corporation organized and existing under the laws of the PRC ("Harbin Green"), and the owner of 25% of the capital stock of Tong Gong.  Harbin Green is controlled by Hongwen Li.  In November 2004, Harbin Green assigned all of its interest in the registered capital of Tong Gong to the Company.  Therefore, we now own 100% of the equity interests in the registered capital of Tong Gong.

Our on-line gift cards and related products business activity was terminated in October of 2004.  This termination was effected by discontinuing the operations of the Company's Yong Heng subsidiary.  Such subsidiary had not earned any revenue since the quarter ended September 30, 2004.  On December 28, 2005, pursuant to a Purchase and Sale Agreement, the Company sold 100% of its interest in the Yong Heng subsidiary to a third party at the consideration of $241,000, and the Company recorded a gain of $107,798 on the sale.

On December 19, 2006, the Company filed an amendment to the Certificate of Designation pursuant to which the conversion rate of the Series A Preferred Stock was amended so that each share of Series A Preferred Stock is convertible into ten fully paid and non-assessable shares of common stock.

The Company's common stock is quoted on the National Association of Securities Dealers Over-the-Counter Bulletin Board ("OTCBB") under the trading symbol "SGZI."

The Company’s cost of sales currently consists of all mining costs, which include all amounts classified as cost of coal sales and all depreciation, depletion and amortization attributable to mining operations.  The Company expects that its cost of sales will increase as it increases production to meet expected increases in demand.

The Company sells all of its current coal production directly from the Tong Gong coal mine site, which is located in a remote area of Heilongjiang Province.  Sales and distribution expenses consist primarily of costs associated with the accommodation of the Company’s customers while purchasing and loading coal, including food and housing.

General and administrative expense consists primarily of salaries and related expenses for executive, finance, accounting, legal, information technology, facilities, and human resources personnel.

Results of Operations

Three and Nine Months Ended September 30, 2007 Compared To Three and Nine Months Ended September 30, 2006

Net Sales.  Net sales were $4,217,343 and $692,398 for the three months ended September 30, 2007, and 2006, and $8,494,534 and $2,326,480 for the nine months ended September 30, 2007 and 2006, representing an increase of $3,524,945 and $6,168,054, or 509.9% and 265.1%, respectively.  The increase in revenues was primarily due to an increase in production as the Company’s coal reserves increased by an additional 1,510,000 tons during the second quarter of 2007.  Total production for the three and nine months ended September 30, 2007 was 167,000 tons and 351,000 tons, respectively, as compared to 32,600 tons and 106,000 tons for the same periods in 2006, representing an increase of 412% and 231%, respectively.  In the third quarter of 2006, the Company was in the process of developing an additional tunnel in the coal mine, and the construction required to develop that tunnel limited our production during the quarter.  In addition, the average selling price of coal in the third quarter of 2007 increased to RMB 191 per ton, as compared to RMB 170 per ton during the same period of 2006.  The average selling price of coal for the nine months ended September 30, 2007 increased to RMB 185 per ton, as compared to RMB 175 per ton for the same period in 2006.

Cost of sales. Cost of sales were $1,872,465 and $452,686 for the three months ended September 30, 2007 and 2006, and $4,144,377 and $1,529,093 for the nine months ended September 30, 2007 and 2006, representing an increase of $1,419,779 and $ 2,615,284, or 313% and 171%, respectively. The increase in cost of sales was due to the increased production for the periods ending September 30, 2007 over the same periods ending September 30, 2006.  Cost of sales as a percentage of sales was approximately 44% and 49% for the three and nine months ended September 30, 2007, which was lower than the cost of sales as a percentage of sales for the same periods in 2006 (approximately 65% and 66%, respectively). Consequently, the gross margin as a percentage of sales increased to approximately 56% and 51% for the three and nine months ended September 30, 2007 from approximately 35% and 34% for the same periods in 2006, respectively.  The increase in cost of sales is mainly due to Tong Gong starting exploitation of its newly increased reserves during the first quarter of 2007, and sales of coal produced from the new exploitation commenced second quarter of 2007.  In addition, the significant economies of scale also contributed to decreased cost of sales during the third quarter ended September 30, 2007.   The high demand for coal in China has resulted in increases in both the price of coal and sales, but cost of sales, such as the cost of direct labor, materials and equipment used in coal mining operations, remained constant.

Operating expenses. Operating expenses were $726,474 and $139,367 for the three months ended September 30, 2007 and 2006, and $1,089,601 and $512,563 for the nine months ended September 30, 2007 and 2006, respectively, representing an increase of $587,107 and $577,038, or 421% and 112%, respectively.  The increase in operating expenses was primarily attributable to an increase in general and administrative expenses.  General and administrative expenses totaled $703,132 for the three months ended September 30, 2007, an increase of $577,131 from $126,001 for the three months ended September 30, 2006.  The increase was attributable to the appraisal fees paid to mineral resource reserve evaluators for the purpose of increasing reserves.  General and administrative expenses for the nine months ended September 30, 2007 totaled $1,020,580, an increase of $541,995 from $478,585 for the nine months ended September 30, 2006.  The increase was primarily attributable to the appraisal fees paid for the coal reserve assessment, professional fees, audit fees and higher business travel expenses.

Net Income. The Company incurred a net income of $1,308,805 for the three months ended September 30, 2007, representing a $1,210,925 or 1,237% increase from the net income of $97,880 for the three months ended September 30, 2006.  The increase in net income was attributable to an increase in production and sales, and a decrease in operating expenses.  Net income increased by $2,285,534 or 817%, from $279,696 for the nine months ended September 30, 2006 to $2,565,230 for the nine months ended September 30, 2007.  The increase was mainly due to the increase in production and sales described above.

Liquidity and Capital Resources

For the nine months ended September 30, 2007, the Company had cash equivalents of $2,565,230, as compared to cash equivalents of $279,696 for the period ended September 30, 2006.  The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2007 and 2006:

	Nine Months Ended September 30
	2007	2006
Cash provided by (used in):
Operating Activities	$6,175,788	$393,240
Investing Activities	(1,477,025)	(417,598)
Financing Activities	1,619,961	4,384

Cash provided by operating activities increased by 1,470% during the nine months ended September 30, 2007 as compared to the same period in 2006.  The increase was primarily due to an increase in sales, and decreases in accounts receivable, other receivables and prepayments.  During the nine months ended September 30, 2007, depreciation increased by 108% compared to the same period in 2006, primarily because more mining equipment was used for production and exploitation of newly increased reserves in the coal mine.  Other payables and accrued liabilities also increased by 167% compared to the same period in 2006, and the increase was mainly attributable to the increase in payroll expenses and other operating expenses to facilitate increased production.  Tax payable also increased as the Company’s taxable income increased.

The Company used 1,477,025 for investing activities for the nine months ended September 30, 2007, as compared to using of $417,598 during the same period in 2006, an increase of $1,059,427, or 253%.   The increase was mainly due to the cash used to purchase mining rights.

Cash provided by financing activities was $1,619,961 for the nine months ended September 30, 2007, as compared to $4,384 for the same period in 2006, an increase of $1,615,577.  This increase was mainly due to cash advanced from a stockholder in the amount of $1,637,078.

Based on our current expectations, we believe that our cash and cash equivalents, and cash generated from operations will satisfy our working capital needs, and other liquidity requirements associated with our existing operation through the remainder of this year.  However, if we decide to acquire additional coal mine assets, we will need to rely on financing from outside sources through debt or equity transactions to finance such acquisitions.  Failure to obtain such financing could have a material adverse effect on our business expansion.

We do not believe that inflation has had a negative impact on our results of operation.

Capital Commitments

The Company does not currently have any off-balance sheet arrangements.

Uses of Liquidity

The Company's cash requirements as of September 30, 2007 are primarily to fund our mining operations.

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

There are numerous uncertainties inherent in estimating quantities of economically recoverable coal reserves, many of which are beyond our control. As a result, estimates of economically recoverable coal reserves are, by their nature, uncertain.  Information about our reserves consists of estimates based on engineering, economic and geological data assembled by our internal engineers and geologists.  We also received a report regarding reserves as of the end of 2005 from a third party consultant.  Some of the factors and assumptions that impact economically recoverable reserve estimates include:

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

Our mining operations are inherently subject to changing conditions that can affect levels of production and production costs for varying lengths of time and can result in decreases in our profitability. We are exposed to commodity price risk related to our purchase of diesel fuel, explosives and steel.  In addition, weather conditions, equipment replacement or repair, fires, variations in thickness of the layer, or seam, of coal, amounts of overburden, rock and other natural materials and other geological conditions can be expected in the future to have, a significant impact on our operating results.  Prolonged disruption of production at our mine would result in a decrease in our revenues and profitability, which could be material.  Other factors affecting the production and sale of our coal that could result in decreases in our profitability include:

•	continued high pricing environment for our raw materials, including, among other things, diesel fuel, explosives and steel;

•	changes in laws or regulations, including permitting requirements;

•	litigation;

•	work stoppages or other labor difficulties;

•	labor shortages; and

•	changes in coal market and general economic conditions.

The land on which the Tong Gong coal mine is located, as well as the land on which most of our mining facilities are located, as well as all mineral rights, are owned by the PRC.  We operate the Tong Gong coal mine pursuant to a Coal Production Right Permit issued by the Heilongjiang Province Economy Committee.  The Coal Production Right Permit provides authorization for the Company to mine up to 150,000 tons of coal per year in a 1.1193 square kilometer area, which comprises the entire area of the mine.  The effective period of the current Coal Production Right Permit is from January 25, 2006 through April 30, 2015.  Any material change or revocation in the permit by the PRC or the Heilongjiang Province Economy Committee could materially and adversely affect our operations and financial condition.

During second quarter of 2007, Heilongjiang Province Mine Reserve Evaluation Center evaluated the mineral resource reserves of Tong Gong coal mine for the purpose of increasing additional coal reserves by 1,510,000 tons with a production period extending to 17 years.  The Mine Reserve Evaluation Center issued an attestation on the passing of evaluation on reserves with December 31, 2006 as the benchmark date.  The evaluation attestation report and related documents have been filed with Heilongjiang Province National Land Resource Office and Mineral Resources Reserve Register and Administration.  The Company started extraction on its newly increased reserves in the second quarter of 2007.

Our operations may become subject to regulation, which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our company.

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

Exhaustion of reserves at the Tong Gong coal mine and at mines that we may acquire in the future can also have an adverse effect on operating results that is disproportionate to the percentage of overall production represented by such mines. It is estimated that at current production levels, the mineable reserves of the Tong Gong mine will be completely exhausted in approximately 30 years.

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

Our ability to operate the Company effectively could be impaired if we lose key personnel or fail to attract qualified personnel.

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

The Chinese government exerts substantial influence over the manner in which companies in China must conduct their business activities.

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

We have a limited operating history and must be considered in the development stage.  The Company’s operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history.  We may be unable to locate recoverable reserves or operate on a profitable basis.  We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage.  If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in the Company.

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

If we issue additional shares in the future, this may result in dilution to our existing stockholders.

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

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”.  The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules.  Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.  We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

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

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our President (the Company’s principal executive officer) and Interim Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-QSB, being September 30, 2007.  Based on this evaluation, our President and Interim Chief Financial Officer concluded that these disclosure controls and procedures were effective as of such date.

(a)            Evaluation of Disclosure Controls and Procedures. An evaluation of the Company's disclosure controls and procedures (as defined in Section13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Company's principal executive officer and principal financial and accounting officer (or those persons acting in such capacity) and several other members of the Company's senior management at September 30, 2007.  Based on this evaluation, and as noted below, the Company's President and Interim Chief Financial Officer concluded that as of September 30, 2007, the Company's disclosure controls and procedures were effective, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the President and Interim Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

Effective August 13, 2007, the Company engaged Yvonne Zhang, CPA, as its interim Chief Financial Officer.  Ms. Zhang's assigned tasks include the preparation of the Company’s financial statements for its 10-KSB, 10-QSB and registration statement filings, and advising Company on its internal control.

(b)            Changes in Disclosure Controls and Procedures. The Company is in the process of improving its internal controls in order to assist the President and Interim Chief Financial Officer in their duties. The Company will hire additional personnel in its accounting department to assist the management of the Company, including the President and Interim Chief Financial Officer and, when hired, the full time Chief Financial Officer.  The Company's management and directors will also continue to work with the Company's auditors and other outside advisors to ensure that its controls and procedures are adequate and effective in the future.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company was threatened with litigation arising from contracts with financial consultant Greentree Financial Group, Inc. (“Greentree”).  Greentree contended that the Company breached agreements to provide compensation for financial services rendered.  The Company claimed Greentree never provided the services for which it now seeks compensation.  On November 21, 2006, the Company and Greentree settled the dispute through arbitration.  The Company agreed to pay Greentree an aggregate of $125,000, payable over a 12-month period in installments beginning in January 2007.  The Company has made nine installment payments totaling $95,000 for the nine months ended September 30, 2007. We know of no other material, active or pending legal proceedings against the Company, nor are we involved as a plaintiff in any other material proceeding or pending litigation.  There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.      DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.      OTHER INFORMATION

None.

ITEM 6.             EXHIBITS

EXHIBIT IN
The following exhibits are filed herewith:

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

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

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

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONGZAI INTERNATIONAL HOLDING GROUP, INC. (Registrant)

Date: November 14, 2007	By:	/s/ Hong Jun Li
Hong Jun Li President