Form 10KSB/A
period 2005-12-31
SONGZAI INTERNATIONAL HOLDING GROUP INC
filed 2008-03-26
CIK 1145761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A
Amendment No. 2

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

EXPLANATORY STATEMENT

This Amendment No. 2 to Form 10-KSB, which amends the Company’s Form 10-KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2006 (the “Original Filing”), as amended by Amendment No. 1 to Form 10-KSB filed with the SEC on February 8, 2007, is being filed to do the following:

(i)	correct the erroneous representation in the previous filings that the Company’s common stock is registered under Section 12(g) of the Exchange Act: the Company has no securities registered under the Exchange Act;
(ii)	note that our coal reserves are 1.53 million tons, not more that 1.53 million tons as was previously disclosed (See “The Tong Gong Coal Mine” at page 5);
(iii)	note that the reserve life of the Tong Gong Coal Mine, based on reserves of 1.53 million tons is 10 years, rather than 20 years based on a reserve base of 3 million tons as was previously disclosed (See “Our Mining Facilities” at page 5);
(iv)	clarify that the “permitted reserves” are determined under China standards and are not equivalent to our proven or probable reserves (See “Our Mining Facilities” at page 6);
(v)	provide detailed disclosure of the coal production and sales, in tons, from inception through the end of 2005 at the Tong Gong Coal Mine (See “Results of Operations” at page 21);
(vi)	note that there have been no changes in our internal controls during the fourth quarter of 2005, rather than no “significant’ changes as was previously disclosed (See “Controls and Procedures” at page 25);
(vii)	provide a description of the voting and conversion provisions of the Company's Series A preferred stock (see "Note 8. Acquisition" at page F-13);
(viii)	provide additional disclosure regarding the acquisition of the Tong Gong coal mine (see "Note 8. Acquisition" at page F-13);
(ix)	incorporate by reference the consent of John T. Boyd Company, independent geologists to the inclusion of the geological report of John T. Boyd Company in the Company's 10-KSB/A;
(x)	remove the inaccurate disclosure in Note 8 to the financial statements that no change in control would occur (see "Note 8. Acquisition" at page F-13); and
(xi)	amend our Cash Flow Statement for the year ended December 31, 2004 to eliminate from line item "purchase of property" the value of coal mining assets in Tong Gong coal mine acquired by us (see Consolidated Statements of Cash Flows at page F-5 and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" at page 22).

The CEO and CFO of the Company have also reissued their certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. All other information is unchanged and this Amendment continues to speak as of the date of the Original Filing and the Company has not updated the disclosure in this Amendment to speak to any later date.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
ANNUAL REPORT ON FORM 10-KSB/A
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

Sonzai was incorporated in the State of Nevada on June 7, 2001, under the name Heritage Companies, Inc., and initially engaged in the on-line gift cards and related products business. The company continued to operate this business through October 2004.

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

There are two coal seams in the mine area. Based on information as of December 31, 2005 from John T. Boyd Company, mining and geological consultants, as well as core drillings, surface exploration and mine maps, management estimates that the Tong Gong Coal Mine has in-place resources in excess of 3 million tons. In-place resources include proven and probable product reserves, as well as product that is not currently mineable. The first seam is the stratigraphically lowest seam and is 2 meters to 5 meters thick and typically contains two to three partings. The other seam overlies the first seam and is thin and split and is generally not considered to be mineable. Reserves in the mine are only considered from the first seam. Based on information as of December 31, 2005 from John T. Boyd Company, as well as core drillings surface exploration and mine maps, management estimates that there are reserves of 1.53 million tons of which, 1.36 million tons are proven and the remainder of which are probable. Management believes that the reserve estimates have been classified in accordance with the Securities and Exchange Commission’s Industry Guide 7.

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

In addition, to the production permit, we must also obtain and maintain a permit for the number of resources and reserves on property that we operate.  The permit is issued by the Heilongjiang Province National Resources Administration Bureau.  Our current permit allows us to operate on property with “resources” of 4.5 million tons, which amount is formulated according to the Chinese standard resource estimate that includes all of the coal resources in the mining right area, not all of which are accessible or mineable.  As stated above, our current actual reserves are 1.53 million tons, 1.36 million of which are proven and the rest of which are probable.  We are seeking to increase our resource permit to 6 million tons in order to allow for further exploration and mining efforts.  We can not assure, however, that such efforts will result in an increase in our proven or probable reserves.  The cost for such permit application is $1.5 million and we expect the application to be approved by the end of this year.

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

Our recoverable reserves decline as we produce coal. We may not be able to mine all of our reserves as profitably as we do at our current operations. Our profitability depends substantially on our ability to mine coal reserves that have the geological characteristics that enable them to be mined at competitive costs. Replacement reserves may not be available when required or, if available, may not be capable of being mined at costs comparable to those characteristics of the depleting mines. We may in the future acquire coal reserves from third parties. We may not be able to accurately assess the geological characteristics of any reserves that we acquire, which may adversely affect our profitability and financial condition. Exhaustion of reserves at the Tong Gong mine and at mines that we may acquire in the future can also have an adverse effect on operating results that is disproportionate to the percentage of overall production represented by such mines. Tong Gong mine is estimated to exhaust its current 1.53 million ton reserve in approximately 7-10 years at current production levels of 150,000 tons per year, which the Company believes may be increased to 210,000 tons per year.

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

We commenced coal mining operations in September 2004 and discontinued the on-line gift cards and related products business. As a result, comparison of our results of operations in 2004, during which year we had only three months of coal mining results, and 2005 may not be meaningful. Our coal mining production and sales, in tons, from inception through the end of 2005 are set forth below:

Tonggong Coal Mine Production and Sales
Year	Quarter	Production (tons)	Sales (tons)
2004	3	15,261	15,261
	4	43,437	43,402
	Sub-total	58,698	58,663
2005	1	10,145	10,181
	2	29,908	29,908
	3	42,654	42,654
	4	46,741	46,741
	Sub-total	129,448	129,484
Total		188,146	188,147

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

The following is a summary of cash provided by or used in each of the indicated types of activities during year ended December 31, 2005 and 2004:

	Year Ended December 31
	2005	2004
Cash provided by (used in):
Operating Activities	$1,538,659	$106,597
Investing Activities	(867,434)	(714,583)
Financing Activities	(628,123)	605,475

Cash provided by operating activities increased during 2005 compared to 2004 primarily as a result of the increased period of coal mining operations and increased sales, and were augmented by the repayment by a stockholder of an outstanding loan, gain on disposal of discontinued operations and higher prices for our coal.

Cash used in investing activities during 2004 of $714,583 was primarily related to the purchase of equipment and machinery. Cash used in investing activities for 2005 of $867,434 was primarily related to capital expenditures such as the purchase of approximately $600,000 of additional mining equipment, most of which has a 10-15 year usable life, as well as construction of our office building and a ventilation incline in the mine.  In addition, we paid approximately $250,000 in fees associated with obtaining the Coal Production Right Permit from the PRC Government. The effective period of the current Coal Production Right Permit extends until April 2015. We own the mining equipment and other physical assets of the mine.

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

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this annual report, being December 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President along with our company's Chief Financial Officer. Based upon that evaluation, our company's President along with our company's Chief Financial Officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our company's internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART IV

ITEM 13. EXHIBITS.

(a)	The following financial statements are filed as a part of this Form 10-KSB in Appendix A hereto:
	i.	Report Independent Registered Public Accounting Firm
	ii.	Consolidated balance sheet as of December 31, 2005
	iii.	Consolidated statements of operations for the years ended December 31, 2005 and 2004
	iv.	Consolidated statements of shareholders' equity for the years ended December 31, 2005 and 2004
	v.	Consolidated statements of cash flows for the years ended December 31, 2005 and 2004
	vi.	Notes to consolidated financial statements.
(b)	The following Exhibits are filed as part of this Report on Form 10-KSB:

(III) INDEX OF EXHIBITS:

EXHIBIT NO.	DESCRIPTION

3.1	Articles of Incorporation dated June 7, 2001 is incorporated by reference from Registrant’s Annual Report on Form 10-KSB filed with the SEC on March 31, 2006.
3.2	Certificate of Amendment to Articles of Incorporation dated October 23, 2003 is incorporated by reference from Registrant’s Annual Report on Form 10-KSB filed with the SEC on March 31, 2006.
3.3	Articles of Exchange among Harbin Yong Heng Ke Ji Fa Zhan You Xian Ze Reng Gong Si and Songzai International Holding Group, Inc. is incorporated herein by reference from Registrant’s Current Report on Form 8-K/A filed with the SEC on May 14, 2004.
3.4	Certificates of Amendments to Articles of Incorporation, dated October 23, 2003 is incorporated herein by reference from Registrant’s Current Report on Form 8-K/A filed with the SEC on May 14, 2004.
3.5	Certificate of Amendment to Articles of Incorporation dated July 16, 2004 is incorporated by reference from Registrant’s Annual Report on Form 10-KSB filed with the SEC on March 31, 2006.
3.6	Certificate of Designation, Preference and Rights of Convertible Preferred Stock dated January 9, 2006 incorporated by reference from Registrant's Form 10-KSB filed with the SEC on March 31, 2006.
3.7	By-laws is incorporated by reference from Registrant’s Annual Report on Form 10-KSB filed with the SEC on March 31, 2006.
10.1	2006 Stock Option/Stock Issuance Plan is incorporated herein by reference from Registrant’s Registration Statement on Form S-8 filed with the SEC on March 8, 2006
10.2	Plan of Exchange, dated September 23, 2004 by which Heritage Companies, Inc. shall acquire Harbin Yong Heng Ke Ji Fa Zhan You Xian Ze Reng Gong Si is incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on January 2, 2004.

10.3	Purchase and Sale Agreement By and Among Songzai Metal Products Co. Ltd and Songzai International Holding Group, Inc covering the acquisition of certain assets formerly owned by Heihe Jinchang Coal Mine Company, LLC is incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on April 8, 2004.
14.1	Draft Code of Ethics of Songzai International Holding Group, Inc. is incorporated herein by reference from Registrant’s Annual Report on Form 10-KSB filed with the SEC on April 12, 2004.
16.2	Letter Regarding Change in Certifying Accountant is incorporated herein by reference from Registrant’s Current Report on Form 8-K filed with the SEC on January 20, 2005.
21	List of subsidiaries is incorporated by reference from Registrant’s Annual Report on Form 10-KSB filed with the SEC on March 31, 2006.
23.1	Consent of John Boyd Company is incorporated herein by reference from Registrant's Annual Report on Form 10-KSB filed with the SEC on May 4, 2007
24.1	Power of Attorney (included in the Signatures section of this report)
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer *
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
99.1	Coal Mining Right Permit issued by the Heilongjiang Province National Land and Resources Officer, dated December 31, 2005 is incorporated by reference from Registrant’s Annual Report on Form 10-KSB filed with the SEC on March 31, 2006.
99.2	Coal Mining Right Permit issued by the Heilongjiang Province Economy Committee, dated December 31, 2005 is incorporated by reference from Registrant’s Annual Report on Form 10-KSB filed with the SEC on March 31, 2006.
99.3	Safe Production Certificate issued by the Heilongjiang Coal Safety Inspection Bureau, dated February 16, 2006 is incorporated by reference from Registrant’s Annual Report on Form 10-KSB filed with the SEC on March 31, 2006.

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

Date: March 26, 2008
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

Name	Title	Date

/s/ Hongwen Li	Chairman of the Board	March 26, 2008
Hongwen Li

/s/ Hongjun Li	President and Director	March 26, 2008
Hongjun Li	(Principal Executive Officer)

/s/ Yvonne Zhang	Interim Chief Financial Officer	March 26, 2008
Yvonne Zhang	(Principal Financial and Accounting Officer)

APPENDIX A

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm, together with consolidated financial statements for the Company and subsidiary, including:

a.	Consolidated balance sheet as of December 31, 2005

b.	Consolidated statements of operations for the years ended December 31, 2005 and 2004

c.	Consolidated statements of changes in stockholders' deficit for the years ended December 31, 2005 and 2004

d.	Consolidated statements of cash flows for the years ended December 31, 2005 and 2004

e.	Notes to consolidated financial statements.

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

JIMMY C.H. CHEUNG & CO
Certified Public Accountants

Hong Kong

Date: March 15, 2006 except for the Consolidated Statement of Cash Flow and Note 8, to which the date is September 14, 2007.

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

The accompanying notes are an integral part of these financial statements

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) from continuing operations	$725,550	$(241,324)
Net loss from discontinued operations	-	(78,916)
Total net income (loss)	725,550	(320,240)
Adjusted to reconcile net income to net cash provided
by (used in) operating activities:
Gain on disposal of discontinued operations	(107,798)	-
Depreciation - cost of sales	433,031	14,675
Depreciation	10,557	1,287
Amortization on mining rights	2,063	-
Issuance of common stock for services	40,000	321,500
Imputed interest	6,026	-
Changes in operating assets and liabilities
(Increase) in:
Accounts receivable, net	170,011	(170,011)
Other receivables	(314,975)	(220,921)
Increase (decrease) in:
Accounts payable	53,822	131,347
Other payables and accrued expenses	624,082	131,324
Income tax and other taxes payable	(103,710)	142,853
Discontinued operations, net	-	74,783
Net cash provided by operating activities	1,538,659	106,597

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(610,996)	(714,583)
Acquisition of intangible assets	(247,525)	-
Discontinued operations, net	(8,913)	-
Net cash used in investing activities	(867,434)	(714,583)

CASH FLOWS FROM FINANCING ACTIVITIES
Contribution by stockholders	-	27,102
(Decrease) increase in due to stockholders	(620,742)	456,395
Decrease in convertible note payable	(7,391)	(1,508)
Discontinued operations, net	-	123,486
Net cash (used in) provided by financing activities	(628,133)	605,475

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	43,092	(2,511)

EFFECT OF EXCHANGE RATE ON CASH	(11,927)	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	51,396	53,907

CASH AND CASH EQUIVALENTS AT END OF YEAR	82,561	51,396

Continuing operations	$82,561	$42,483
Discontinued operations	$-	$8,913

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Income taxes	$10,289	$24,143

Interest expenses	$4,751	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INVESTING AND FINANCING ACTIVITIES:
During 2005, the Company issued 250,000 shares of common stock with a fair value of $40,000 for services.

On September 23, 2004, the Company issued 400,000 shares of preferred stock in exchange for a 75% interest in Tong Gong's registered capital of $4,009,662.

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

On September 23, 2004, the Company acquired a 75% interest in Heilongjiang Tong Gong Kuang Ye You Xian Gong Si (“Tong Gong”), an operational coal mine located near Heihe City in the PRC. In addition, in order to comply with PRC law restricting ownership of PRC companies by foreign entities, the remaining 25% interest in Tong Gong was transferred to Harbin Green Ring Biological Degradation Products Developing Co., Ltd. (“Harbin Green”), which subsequently placed its 25% interest in Tong Gong in trust for the benefit of the Company. The Company issued 400,000 shares of “blank check” preferred stock that is convertible into 40,000,000 shares of common stock to exchange for a 75% interest in Tong Gong’s registered capital of $4,009,662 (RMB 33,200,000). The fair value of the assets acquired was determined by independent appraisal. To effect the payment of the purchase price, the Company authorized a class of 8,000,000 convertible preferred shares under Nevada law, such preferred stock being issuable based on the terms and conditions as set out by the Board of Directors from time to time. Under the purchase method of accounting, the total purchase price was allocated to the subsidiary’s net assets based upon the estimated fair values of the assets at the completion date of the acquisition by the Company.

Two directors who are the major beneficial owners of the Company held approximately 16.05% and 6.14% interest in the Company respectively before the acquisition of Tong Gong. Subsequent to the acquisition of Tong Gong and upon the full conversion of issued preferred stock be made, these two directors and stockholders would each hold 46.90% and 3.88% interest of the Company. Therefore, the acquisition resulted in a change in majority ownership of the Company.   At the time of the acquisition and as of December 31, 2005, each of the 400,000 shares of Series A preferred stock owned by Mr. Hong Wen Li was convertible at the option of the holder into 100 shares of common stock of the Company which conversion rate was subsequently amended such that each share of Series A preferred stock is convertible into 10 shares of common stock.  The Series A preferred stock also converts into common stock at the option of the Company upon the occurrence of the following events:

(a)           any consolidation or merger of the Company with any other entity;

(b)           any sale or transfer of all or substantially all of the assets of the Company;

(c)           any sale or transfer of all or substantially all of the stock of the Company; or

(d)           any share exchange or other transaction pursuant to which all of the outstanding shares of common stock are converted into other securities or property.

The Series A preferred stock has no voting rights except as conferred by Nevada state law; provided, that as long as any shares of Series A preferred stock are outstanding, the Company may not take any of the following corporate actions (whether by merger, consolidation or otherwise) without first obtaining the approval (by vote or written consent) of the holders of a majority of the then outstanding shares of such preferred stock:

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005 AND 2004

8.	ACQUISITION (CONTINUED)

(i)            alter or change the rights, preferences or privileges of the Series A preferred stock, or increase the authorized number of shares of Series A preferred stock;

(ii)           alter or change the rights, preferences or privileges of any capital stock of the Company so as to affect adversely the Series A preferred stock;

(iii)          enter into any agreement, commitment, understanding or other arrangement to take any of the foregoing actions; or

(iv)          cause or authorize any subsidiary of the Company to engage in any of the foregoing actions.

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