Form 10-K
period 2007-12-31
SONGZAI INTERNATIONAL HOLDING GROUP INC
filed 2008-04-10
CIK 1145761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 333-66994

SONGZAI INTERNATIONAL HOLDING GROUP INC.
(Exact name of registrant as specified in its charter)

Nevada	43-1932733
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20337 Rimview Place Walnut, California	91789
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (909) 468-2840

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained herein, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer                                           ☐                                Accelerated filer                                                      ☐

Non-accelerated filer                                           ☐                                Smaller reporting company                                    ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $3,466,187 computed by reference to $0.05 as of June 29, 2007 which is less than $75 millions.

Number of shares of common stock outstanding as of March 31, 2008: 6,932,582

   TABLE OF CONTENTS
TO ANNUAL REPORT ON FORM 10-KSB
FOR YEAR ENDED DECEMBER 31, 2006

CAUTION REGARDING FORWARD-LOOKING INFORMATION

This Report contains forward-looking statements. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements usually contain the words “estimate,” “anticipate,” “believe,” “expect,” or similar expressions, and are subject to numerous known and unknown risks and uncertainties. In evaluating such statements, prospective investors should carefully review various risks and uncertainties identified in this Report, including the matters set forth under the captions “Risk Factors” and in the Company’s other SEC filings. These risks and uncertainties could cause the Company’s actual results to differ materially from those indicated in the forward-looking statements. The Company undertakes no obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risks Relating to Our Business” below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission (“SEC”). You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room, 100 F. Street, NE, Washington, D.C. 20549 on official business days during the hours of 10 a.m. to 3 p.m. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including the Company.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

PART I

ITEM 1.	BUSINESS

Overview

Songzai International Holding Group, Inc. (sometimes referred to in this Annual Report as “Songzai”, “Company”, “we” or “our”) is a company engaged in coal production by locating, assembling, assessing, permitting and developing coal properties in the People’s Republic of China (“PRC”). After obtaining permits from the National Land and Resources Officer and Heilongjiang Province Economy Committee, we mine to extract of coal minerals, and then sell most of the coal on a per ton basis in cash on delivery, primarily to power plants, cement factories, wholesalers and individuals for home heating. Through the end of March 2008, our business consisted of the operations of Tong Gong coal mine in northern PRC, located approximately 175 km southwest of Heihe City in Heilongjiang Province.

On December 31, 2007, we entered into an agreement to acquire two mining companies in the PRC, Heilongjiang Xing An Group Hong Yuan Coal Mining Co., Ltd. (“Hong Yuan”) and Heilongjiang Xing An Group Sheng Yu Ming Co., Ltd. (“Sheng Yu”, and with Hong Yuan collectively referred to as the “Xing An Companies”). The Xing An Companies operate two coal mines, Hong Yuan and Sheng Yu mines, located in Mohe City in Heilongjiang Province. We completed our acquisition of the Xing An Companies on April 4, 2008, after which our business now consist of the operations of Tong Gong coal mine as well as the two Xing An coal mines. Our acquisition of the Xing An Companies and their mining operations and business are more fully described below in this section under “Recent Developments” and in Item 9B (“Other Information”).

History and Development of the Company

Songzai was incorporated in the State of Nevada on June 7, 2001, under the name Heritage Companies, Inc., and initially engaged in the on-line gift cards and related products business. The Company operated this business through October 2004 when it was discontinued.

On September 29, 2003, we executed a plan of exchange, between and among the Company and Rohit Patel, our former chairman, on the one hand, and Harbin YongHeng Ke Ji Fa Zhan You Xian Ze Ren Gong Si, a PRC limited liability company (“Yong Heng”), and its shareholders (the “Yong Heng Shareholders”) on the other hand. At the closing of the transactions pursuant to the plan of exchange, the Yong Heng Shareholders exchanged all their shares of capital stock in Yong Heng for 67,000,000 shares of common stock of the Company, or 98.4% of the Company’s then to be outstanding common stock. Concurrently, Mr. Patel returned all of his shares of the Company’s common stock, 1,188,088 shares, to the Company for cancellation for a payment of $450,000. Upon completion of the share exchange transaction, Yong Heng became a wholly-owned subsidiary of the Company.  On November 5, 2003, we changed our name from “Heritage Companies, Inc.” to our present name “Songzai International Holding Group, Inc.”

On September 23, 2004, we acquired a 75% equity interest in Heilongjiang Tong Gong Mining Co., Ltd. (“Tong Gong”), a PRC limited liability company and the operator of the Tong Gong coal mine, pursuant to a purchase and sales agreement, dated as of April 5, 2004. In order to acquire 75% of Tong Gong’s registered capital of 33,200,000 Renminbi (“RMB”) (approximately $4,009,662), we issued 400,000 shares of our convertible preferred stock, which at the time of issuance was convertible into 40,000,000 shares of our common stock at the ratio of 1:100. The convertible preferred stock is part of a class of 8,000,000 shares of so-called “blank check” preferred stock that was authorized on July 16, 2004. On December 19, 2006, the conversion ratio was amended to 1:10 such that the 400,000 shares of convertible preferred stock are now convertible into 4,000,000 shares of common stock. We acquired the 75% equity interest in Tong Gong from Hongwen Li, our current chairman. In addition to the 75% equity interest of Tong Gong, we acquired the net profit rights attached to the remaining 25% equity interest of Tong Gong, which was held by Harbin Green Ring Biological Degradation Products Developing Co., Ltd. (“Harbin Green”), a PRC limited liability company under the control of Mr. Li. In November 2004, Harbin Green assigned the entire 25% equity interest to us, as a result of which we now beneficially own 100% of the equity interests in Tong Gong.

In October 2004, we terminated our on-line gift cards and related products business activity by discontinuing the operations of our Yong Heng subsidiary, which had not earned any revenue since the quarter ended September 30, 2004. On December 28, 2005, we sold the Yong Heng subsidiary to a third party pursuant to a purchase and sale agreement for the consideration of $241,000, and we recorded a gain of $107,798 on the sale.

The Tong Gong Coal Mine

The Tong Gong coal mine is located in the western slope of the Xiaoxinganling Mountain in the Heilongjiang Province in Northeastern China.

Initial exploration of Tong Gong coal mine dates back to 1958-1959 when geological surveys were performed by teams from the PRC Provincial Geology and Mineral Bureau. A regional geologic survey was conducted between 1972 and 1974 to determine coal bearing stratigraphy. An exploratory drilling program was undertaken in 1986 and continued through 1991. The mine was originally established in 1995 under the name Jinchang coal mine, and produced coal from 1996 through 1998. Tong Gong purchased the mining rights to the coal mine in June 2004 from Hongwen Li and renamed it Tong Gong coal mine.

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

The land on which Tong Gong coal mine is located, the land on which most of our mining facilities are located and all mineral rights are owned by the PRC. We operate the coal mine pursuant to a Coal Production Right Permit issued by the Heilongjiang Province Economy Committee. The Coal Production Right Permit presently authorizes us to mine 150,000 tons of coal per year in a 1.1193 square kilometer area, which comprises the entire area of the mine. The effective period of the Coal Production Right Permit is from January 25, 2006 through April 30, 2015, which may be extended depending upon the reserve level in the future.  Currently the Company is applying to increase the annual production capacity under its Coal Production rights Permits from 150,000 tons to 180,000 tons, and we expect the application to be approved by during the second quarter of 2008. Any material change or revocation in the permit by the PRC or the Heilongjiang Province Economy Committee could materially and adversely affect our operations and financial condition.

There are two coal seams in the mine area. Based on information as of December 31, 2005 from John T. Boyd Company, independent mining and geological consultants (the “Boyd Report”), as well as core drillings and surface exploration as well as mine maps, our management estimates that the Tong Gong coal mine has in-place resources in excess of 3 million tons. In-place resources include proven and probably product reserves, as well as product that is not currently mineable. The first seam is the stratigraphically lowest seam and is 2 meters to 5 meters thick and typically contains two to three partings. The other seam overlies the first seam and is thin and split and is generally not considered to be mineable. Reserves in the mine are only considered from the first seam.

The Mining Operations at the Tong Gong Coal Mine

The mine, which was originally established in 1995 as the Jinchang coal mine, was renamed Tong Gong coal mine after its mining rights were purchased by Tong Gong in 2004.The Tong Gong coal mine was rehabilitated for production in mid-2004. Coal mined at the Tong Gong coal mine is for both industrial and home use. Steam coal is trucked to a nearby railroad cargo station, which is approximately 500 meters from the mine. The 500 meter road from the coal mine to the railroad cargo station is being improved to reduce trucking time.

Mine design capacity is estimated at 150,000 to 200,000 tons per annum (“tpa”) based on mine operating conditions. The coal mine currently has governmental approval for 150,000 tpa capacity. Mine service life, based on a reserve base of 1.53 million tons as estimated according to the Boyd Report, is 10 years.

The “longwall” coal mining method employed at the Tong Gong coal mine, typical for the Chinese coal mining industry, uses longwall panels and retreating face methods to produce approximately 80% to 90% of the mine’s output. Incline development and longwall gate entries account for the remaining output. The general mine layout is a series of longwall panels extending from the left and right of three parallel inclines. The inclines currently extend for approximately 300 meters following the coal seam, and may be further extended up to 1,000 meters covering the entire length of the seam. The main incline houses compressed air lines, telephone and signal lines, high voltage cable and rail for hoisting operations. A service incline houses surface water supplies for fire fighting and underground water discharge lines. A secondary parallel intake incline adjacent to the main incline assists in ventilation. Longwall panels extend from the inclines to the reserve boundaries defined by property limits or geological features. The entire main block reserve area is currently recovered from the present inclines and planned extensions.

The longwall technique in use at the mine is semi-mechanized sublevel caving. It consists of a single hydraulic support with a 40 kilowatt motor powered by a small capacity advanced fuel cell. Drilling and blasting methods are used to break up the coal face and sublevel caving recovers the remaining coal. As the face line retreats along the strike of a seam, the roof strata collapses and allows the coal face to operate under manageable stresses. Sublevel caving techniques are widely used in the PRC.

All raw coal is hand loaded and transported down the face line by a chain convey or by coal cars. Rock material is used for floor ballast with the excess sent to the surface for disposal. The mine is equipped with a 2-meter diameter hoist that is capable of hoisting eight coal cars, each with a 1-ton capacity. Two air compressors are provided for underground air tool use. Diesel locomotives, 3- and 5-ton capacity, are used for underground haulage. We receive our electrical power from state-controlled power lines as well as local power lines. Power is supplied to underground workings through a high voltage cable.

Normal water inflow into the mine is controlled by three multistage centrifugal pumping units and dual discharge lines. During high water periods all three pumps can be utilize. The mine’s ventilation system includes an exhaustive fan on the surface of the main incline. Auxiliary fans are used as needed. The present mine fan is capable of satisfying projected ventilation demands.

In addition to our production permit, we must also maintain our resource mining permit issued by the Heilongjiang Province National Resources Administration Bureau. Our resource mining permit allows us to operate on a property with resources of 5.8 million tons, formulated according to Chinese standard resource estimate that includes all of the coal resources in the mining area, which differs from the formulation based on current drilled hole under the SEC Industry Guide 7.

Certain of our facilities and equipment, including slopes, mining equipment, hoisting equipment and surface facilities, were refurbished or replaced when the coal mine was rehabilitated in 2004 by Hongwen Li, the current chairman of our board of directors, for approximately $456,000. We reimbursed Mr. Li for all such expenses during 2005. Our facilities and equipment are technologically sufficient to support the mine’s production capacity, and are in safe working condition under regular maintenance. In addition, the Company will budget portions of the total retained profit for the acquisition of new equipments and maintenance as dictated by the requirements of the ongoing mining operation. We may acquire additional driving belts and diesel trailers in order to increase our operating efficiency, but we do not believe that there will be any required material equipment purchase costs in the next 12 months.

Our Products

There are four types of coal: lignite, sub-bituminous, bituminous and anthracite. Each has characteristics that make it more or less suitable for different end uses. In general, coal of all geological composition is characterized by end use as either “steam coal” or “metallurgical coal,” sometimes known as “met coal.” Steam coal is used by electricity generators and by industrial facilities to produce steam, electricity or both. Metallurgical coal is refined into coking coal, which is used in the production of steel. Heat value and sulfur content, the two most important coal characteristics, determine the best end use of particular types of coal. The heat value of coal is commonly measured in British thermal unit (Btu) per pound of coal. Sulfur content can vary from seam to seam and sometimes within each seam. Coal combustion produces sulfur dioxide, the amount of which varies depending on the chemical composition and the concentration of sulfur in the coal. Also, ash is the inorganic residue remaining after the combustion of coal. As with sulfur content, ash content varies from seam to seam. Ash content is an important characteristic of coal because electric generating plants must handle and dispose of ash following combustion. Moisture content of coal varies by the type of coal, the region where it is mined and the location of coal within a seam. In general, high moisture content decreases the heat value and increases the weight of the coal, thereby making it more expensive to transport. Moisture content in coal, as sold, can range from approximately 5% to 30% of the coal’s weight. When some types of coal are super-heated in the absence of oxygen, they form a hard, dry, caking form of coal called “coke.” Steel production uses coke as a fuel and reducing agent to smelt iron ore in a blast furnace.

Coal mined at the Tong Gong coal mine is sold raw, without additional processing except for manual sorting, based on size, for different markets as follows:

Coal Size	Market

+50 mm	Home use and local factories
50 mm to 25 mm	Local industrial
25 mm to 0 mm	Steam coal

The mine is currently screening product at 250 mm with manual hand-cleaning to remove larger impurities. To the extent practicable, coal is selectively separated from the parting bands during the mining process to minimize product contamination.

Our Distribution Methods

We sell our coal on a per ton basis in cash on delivery, primarily to power plants, cement factories, whole sellers and individuals for home heating. Industrial and home use coal is sold directly to customers at the mine, and the buyer provides required transportation. We currently require that most of our customers pay for their coal purchases cash on delivery, and we rarely extend credit to customers due to high demand for coal. We currently are not required to provide distribution or delivery services in order to meet the demand for industrial or home use coal. Once our coal is extracted, it is typically picked up immediately by customers or loaded immediately for delivery to customers so we do not currently maintain an inventory of extracted coal. Steam coal was trucked approximately 15 kilometers to the nearest rail siding and sold f.o.b. railcar. The railroad was extended in 2005 and now passed within 1000 meters of the mine.

As of December 31, 2007, we did not have any material long term supply contracts. While the price of coal did not change significantly between 2005 (averaging 170.46 RMB per ton) and 2006 (averaging 174.05 RMB per ton), there was a significant increase in 2007 (averaging 192.48 RMB per ton) driven by market demands. Under such conditions, we require our customers do pay against delivery of coal, as a result of which we did not carry any accounts receivable at December 31, 2007.

Our top three customers by value, who collectively accounted for 35.7% of our revenue in 2007, are as follows:

•
Nenjiang County Hong Yu Trading Co. (“Hong Yu”) is our biggest customer. We sold approximately 65,000 tons of coal to Hong Yu in 2007, generating $1,710,196 in sales, or 13.8% of our total sales revenue.

•
Lin Kou Tong Sheng Co. (“Tong Sheng”) is our second biggest customer. We sold approximately 53,500 tons of coal to Tong Sheng in 2007, generating $1,410,456 in sales, or 11.4% of our total sales revenue.

•
Heilongjiang Railroad JiCheng Coal Ltd. (“JiCheng”) is our third biggest customer. We sold approximately 49,300 tons of coal to JiCheng in 2007, generating $1,299,561 in sales, or 10.5% of our total sales revenue.

Research and Development

We had no research and development expenses in 2007 and in 2006. We currently have no plans for any research and development activities and do not anticipate any material research and development costs.

Intellectual Properties and Licenses

We have no material patents, licenses or other intellectual property.

Competition

In the area where we operate the Tong Gong coal mine, there are other two coal mines which directly compete with us: the state-operated No. 151 coal mine the Fu Hong coal mine. The No. 151 coal mine has an annual production capacity of 400,000 tons and the Fu Hong Coal Mine has an annual production capacity of 200,000 tons. However, because demand for coal currently outpaces supply, we do not face any meaningful competition for the sale of our coal.

Regulatory Overview

Coal Law

On August 29, 1996, the PRC Government promulgated the People’s Republic of China Coal Law (the “Coal Law”), which became effective on December 1, 1996. The Coal Law sets forth requirements for all coal mines, including state-owned mines and privately owned mines, mainly providing for resource exploitation planning, approval of new mines, the issuance of mining and safety production permits, implementation of safety standards, processing of coal, business management, protection of mine areas from destructive exploitation, and safety protection for miners and administrative supervision.

According to the Coal Law, entities seeking to establish mining enterprises must apply to the relevant government office and obtain all necessary approvals. Upon obtaining such approvals, the entities concerned will be granted a mining permit from the Ministry of Land and Resources. Thereafter, an entity must obtain a coal production permit and a coal operation permit and other related quality permits in order to commence coal production and sell coal products in the PRC. The PRC Government is in the process of amending the Coal Law, in response to concerns over the lack of a well-coordinated development plan for mining, which contributed to a significant amount of waste of valuable coal resources. The lack of effective penalty provisions or the lenient enforcement of existing provisions in the Coal Law has been cited as another important reason for the current rulemaking effort.

Mining activities in the PRC are also subject to the People’s Republic of China Mineral Resources Law (“Mineral Resources Law”), which was promulgated by the PRC Government on March 19, 1986 and amended on August 29, 1996. The Mineral Resources Law regulates any matters relating to the planning or engaging in the exploration, exploitation and mining of mineral resources. According the Mineral Resources Law all mineral resources, including coal, are owned by the state. Except under limited circumstances, any enterprise planning to engage in the exploration, exploitation and mining of mineral resources must first apply for and obtain exploration rights and mining rights before commencing the relevant activities. The Mineral Resources Law prohibits the transfer of exploration and exploitation rights in general unless the transfer falls within certain specified circumstances.

We are principally subject to governmental supervision and regulation by the following agencies of the PRC Government:

•
the State Council, which is the highest level of the executive branch, is responsible for the examination and approval of major investment projects specified in the 2004 Catalogue of Investment Projects released by the PRC Government;

•
the National Development and Reform Commission”“, which formulates and implements major policies concerning China’s economic and social development, examines and approves investment projects exceeding certain capital expenditure amounts or in specified industry sectors, including examination and approval of foreign investment projects, oversees reform of state-owned enterprises and formulates industrial policies and investment guidelines for the natural resource industries, such as coal production. In addition, the NDRC administers coal export activities and export quotas jointly with the Ministry of Commerce. The NDRC is also responsible for the evaluation and implementation of the price-linking mechanism between the prices of coal and power;

•
the Ministry of Land and Resources (“MLR”), which has the authority to grant land use licenses and mining right permits, approves transfer and lease of mining rights, and reviews mining rights premium and reserve valuation;

•
the State Administration of Coal Mine Safety (“SACMS”), which is responsible for the implementation and supervision of the relevant safety laws and regulations applicable to coal mines and coal mining operations;

•	the State Environmental Protection Administration of China (“SEPA”), which supervises and controls environmental protection and monitors China’s environmental system at the national level; and

•	the Ministry of Construction (“MOC”), which is responsible for the management of survey and design of construction projects, including but not limited to the survey and design of coal mines.

The following is a brief summary of the principal laws, regulations, policies and administrative directives to which we are subject.

Pricing

Until 2002, the production and pricing of coal have largely been subject to close control and supervision by the PRC Government, which centrally manages the production and pricing of coal. Previously, the price of coal was determined based on a government-devised pricing guideline which set out the suggested prices for coal. However, in order to effectuate the transformation from planned economy to market economy practices, from January 1, 2002 China eliminated the state guidance price for coal and allowed prices for all types of coal to be determined in accordance with market demand. However, as the PRC Government continues to maintain control over the national railway system, which is the primary means for coal transportation in China, the PRC Government still may exert influence over the pricing of coal through its allocation of railway transportation capacity for coal.

In addition, under the Price Law of the People’s Republic of China, promulgated on December 29, 1997, effective from May 1, 1998, in the event of an actual increase or potential increase in the prices of important products such as coal, the State Council and the provincial governments, autonomous regions and municipalities directly under the PRC Government may adopt intervention measures, such as restricting the ratio of price differentials or of profits, and imposing price limits, etc. In August 2004, the NDRC issued a notice setting forth temporary measures to be imposed on thermal coal prices for certain regions. In December 2004, the NDRC issued a notice setting forth guidelines for pricing of thermal coal sales in 2005. Under these guidelines, the coal suppliers and their customers may not negotiate for the sale of coal at prices exceeding the government suggested price range.

Similar to coal pricing, the production and supply of coal, which is dictated by the PRC Government’s annual state coal allocation plan, has been gradually liberalized and largely subject to market forces. Major domestic coal suppliers and coal purchasers attend the Annual National Coal Trading Convention to negotiate and discuss the price and quantity of coal to be supplied and purchased for the coming year through the signing of letters of intent and short and long-term supply contracts.

On December 18, 2006, the National Development and Reform Committee issued the Notice Relating to the Good Preparation for Inter Provincial Coal Production Transportation Works (Fa Gai Yun Xing [2006] No. 2867). According to the notice, in 2007, policies should be implemented to encourage the reform of the market system for determining coal prices by allowing parties to determine prices through discussions in accordance with market demand, and to encourage price determination based on quality. On December 27, 2006, the relevant government departments and units, such as the National Development and Reform Committee for railway operations, and the Transportation Department, convened a 2007 coal industry video and telephone conference. This symbolized the end of the Annual National Coal Trading Convention that has been in place for over 50 years. Under the State’s macroeconomic controls, the new mechanism for enterprises to freely determine prices through negotiations was put in place.

Fees and Taxes

The table below sets forth material taxes and fees that are imposed upon coal producers in Heilongjiang Province, as well as reserves which the Xing An Companies are required to set aside.

Item	Base	Rate
Corporate income tax	Taxable income	33.0%
VAT	Revenue form domestic sales	13.0%
City construction tax	Amount of VAT and business tax	7.0%
Education surcharge	Amount of VAT and business tax	3.0%
Resource tax	Aggregate volume of raw coal or coal products sold	RMB2.3 per ton
Compensation for the depletion of coal resources	Proceeds form the sale of coal	0.1%
Future development pension fund	Volume of raw coal produced	RMB8.7 per ton
Safety fund	Volume of raw coal produced	RMB3 per ton
Environment fund	Volume of raw coal produced	RMB1 per ton

Under the Mineral Resources Law, if mining results in damage to arable land, grasslands or forest areas, the mining enterprise must take effective measures to return the land to an arable state, plant trees or grass or take other measures. The Mineral Resources Law and other applicable laws and regulations also state that anyone who causes others to suffer loss in terms of production or in terms of living standards is held liable for the loss under the law and is required to compensate the persons affected and to remedy the situation. In addition, the Mineral Resources Law also provides for (i) regulations concerning labor safety and hygiene and (ii) environmental protection.

All coal producers are subject to PRC environmental protection laws and regulations which currently impose fees for the discharge of waste substances, require the payment of fines for serious pollution and provide for the discretion of the PRC Government to close any facility which fails to comply with orders requiring it to cease or cure operations causing environmental damage. All environmental protection facilities must be inspected and certified by relevant governmental authorities as being in compliance with PRC environmental protection laws and regulations.

Domestic Trading of Coal

Pursuant to the Measures for the Regulation of Coal Operations promulgated by the NDRC on December 27, 2004, the state implemented a system to examine coal operation qualifications in respect of coal operations, including the wholesale and retail of raw coal and processed coal products, and the processing and distribution of coal for civilian use. Before an enterprise can engage in coal operations, it must obtain a coal operation qualification certificate. A coal production enterprise that deals in coal products which it did not itself produce and process is required to obtain coal operation qualifications. The enterprise is also prohibited from dealing in coal products produced and/or processed by a coal mine enterprise that does not have a coal production permit. An enterprise is also prohibited from selling coal products to a coal operation enterprise that does not have coal operation qualifications.

Although the PRC Government indirectly influences coal prices through its broad regulation of electricity prices and control over the allocation of national railway capacity, domestic coal prices have mainly been market-driven since 2002, when the PRC Government eliminated the price control measures for coal used in electric power generation. Prior to 2006, however, the PRC Government continued to implement temporary measures to prevent and control any unusual fluctuations in thermal coal prices. This, among other reasons, has caused thermal coal contract prices for major users to be generally lower than spot market prices during this period. On January 1, 2006, the NDRC announced the elimination of such temporary intervention practices on thermal coal price, thus completely removing control over thermal coal prices, including contract prices for major users.

Environmental Protection Laws and Regulations

Pursuant to the Environmental Protection Law, SEPA is empowered to formulate national environmental quality and discharge standards and to monitor China’s environmental system at the national level for the purpose of preventing and eliminating environmental pollution and damage to ecosystems. Environmental protection bureaus at the county level and above are responsible for environmental protection within their areas of jurisdiction.

Environmental regulations require companies to file an environmental impact report with the relevant environmental authority for approval before undertaking the construction of a new production facility or any major expansion or renovation of an existing production facility. New facilities built pursuant to this approval are not permitted to operate until the relevant environmental authority has performed an inspection and has found that the facilities are in compliance with environmental standards.

Mining operations, including both open pit mines and underground mines, may result in disturbances of surface and underground land and cause water pollution, landslides and other types of environmental damage. To manage the adverse effects that the coal industry has on the environment, China has promulgated a series of laws and regulations. Through these laws and regulations, China has established national and local environmental protection legal frameworks and issued standards applicable to emission controls, discharges of wastes and pollutants to the environment, generation, handling, storage, transportation, treatment and disposal of waste materials by production facilities, land rehabilitation and reforestation.

The Environmental Protection Law, promulgated by the National People’s Congress on December 26, 1989, is the cardinal law for environmental protection in China. The law establishes the basic principle for coordinated advancement of economic growth, social progress and environmental protection, and defines the rights and duties of governments at all levels. Local environmental protection bureaus may set stricter local standards than the national standards and enterprises are required to comply with the stricter of the two sets of standards. The Environmental Protection Law requires any entity operating a facility that produces pollutants or other hazards to incorporate environmental protection measures into its operations and to establish an environmental protection responsibility system, which must adopt effective measures to control and properly dispose of waste gases, waste water, waste residue, dust or other waste materials.

New construction, expansion or reconstruction projects and other installations that directly or indirectly discharge pollutants to the environment shall be subject to relevant state regulations governing environmental protection for such projects. Entities undertaking such projects must submit a pollutant discharge declaration statement detailing the amount, type, location and method of treatment to the competent authorities for examination. The authorities will allow the construction project operator to release a certain amount of pollutants into the environment and will issue a pollutant discharge license for that amount of discharge subject to the payment of discharge fees. The release of pollutants is subject to monitoring by the competent environmental protection authorities. If an entity discharges more than the amount permitted by the pollutant discharge license, the local environmental protection bureau can fine the entity up to several times the discharge fees payable by the offending entity for its allowable discharge, require the offending entity to close its operations, or take other measures to remedy the problem.

In the environmental impact statement of a construction project, the project operator shall make an assessment regarding the pollution and environmental hazards the project is likely to produce and its impact on the ecosystem, and measures for their prevention and control. The operator shall submit the statement according to the specified procedure to the competent environmental protection authority for examination and approval. The building of sewage outlets within any water conservancy projects, such as canals, irrigation channels and reservoirs, shall be subject to the consent of the competent authority in charge of water conservancy projects.

The facilities for the prevention and control of pollution must be designed, constructed and put into use or operation simultaneously with the main part of a construction project. Such facilities must be inspected by the competent environmental protection authority. If they do not conform to the specified requirements, the operator shall not be permitted to put the new facility into operation or use.

The rehabilitation of mining sites is another important issue the PRC Government has sought to address. Under the Law of Land Administration of the People’s Republic of China, promulgated on June 15, 1986, and amended on August 28, 2004, and the Land Rehabilitation Regulations, issued by the State Council in 1988 and effective January 1, 1989, coal producers must undertake measures to restore the mining site to its original state within a prescribed time frame if mining activities result in damage to arable land, grassland or forest. The rehabilitated land must meet rehabilitation standards, as required by law from time to time, and may only be subsequently used upon examination and approval by the land authorities. A coal producers’ failure to comply with this requirement or its failure to return the mining site to its original state will result in the imposition of fines, rehabilitation fees and/or rejection of applications for land use rights by the local bureau of land and resources.

Emissions of waste water by coal mines and coking plants are regulated by the Law on Prevention and Control of Water Pollution of the People’s Republic of China, promulgated by the National People’s Congress in 1984 and effective as amended in 1996, and the Administrative Regulations on the Levy and Use of Discharge Fees, issued by the State Council on January 2, 2003 and effective July 1, 2003. Any new construction projects, such as coal mines and coking plants, must submit an environmental impact statement, which shall include an assessment on the water pollution hazards the project is likely to produce and its impact on the ecosystem. The environment impact statement must also contain measures to prevent and control the water pollution hazards. Every new production facility must be equipped with waste water processing facilities which must be put in use together with the production facilities. Construction projects that discharge pollutants into water shall pay a pollutant discharge fee in accordance with state regulations.

Violators of the Environmental Protection Law and various environmental regulations may be subject to warnings, payment of damages and fines. Any entity undertaking construction work or manufacturing activities before the pollution and waste control and processing facilities are inspected and approved by the environmental protection department may be ordered to suspend production or operations and may be fined. The violators of relevant environment protection laws and regulations may be exposed to criminal liability if violations resulted in severe loss of property, personal injuries or death.

In addition to the PRC environmental laws and regulations, China is a signatory to the 1992 United Nations Framework Convention on Climate Change and the 1998 Kyoto Protocol, which propose emission targets to reduce greenhouse gas emissions. The Kyoto Protocol came into force on February 16, 2005. At present, the Kyoto Protocol has not set any specific emission targets for certain countries, including China.

Mineral Resources Laws and Regulations

Exploration, exploitation and mining operations must comply with the relevant provisions of the Mineral Resources Law and other relevant regulations, and are under the supervision of the Ministry of Land and Resources. Exploration and exploitation of mineral resources are also subject to examination and approval by the Ministry of Land and Resources and relevant local authorities. Upon approval, a mining permit is issued by the relevant administrative authorities, which are responsible for supervision and inspection of mining exploitation in their jurisdiction. The holders of mining rights are required to file Annual Reports with the relevant administrative authorities.

The Mineral Resources Law governs, among other things, the assignment of mining rights. If the entity holding the mining rights is to be changed due to a sale of enterprise assets or other circumstances that may cause a change in the property rights to the assets of the enterprise, the enterprise may assign its mining rights, subject to approval according to the Coal Law, the Mineral Resources Law and other laws and regulations.

The PRC Government permits mine operators of collectively owned mines to exploit mineral resources in designated areas and individuals to mine scattered mineral resources. Such mine operators and individuals are subject to government regulation. Mining activities by individuals are restricted. Individuals are not permitted to exploit mineral reserves allocated for exploitation by a mining enterprise or company or protected reserves. Indiscriminate mining that damages mineral resources is prohibited.

It is unlawful for an entity or individual to conduct mining operations in areas designated for other legal mining operators. A mining operator whose exploitation causes harm to others in terms of production or in terms of living standards is liable for compensation and is required to take necessary remedial measures. When a mine is closed, a mine closure report and information concerning the mining facilities, hidden dangers, remediation and environmental protection must be submitted for examination and approval in accordance with the relevant law.

Mineral products illegally extracted and incomes derived from such activities may be confiscated and may result in fines, revocation of the mining permit and, in serious circumstances, criminal liability.

Mining safety

On June 7, 2005, the State Council promulgated Several Opinions on Promoting the Healthy Development of the Coal Industry (the “Opinions”), announcing the PRC Government’s policies with respect to the development and restructuring of the coal industry. The Opinions resonated with the NDRC’s announcement on the revision of the Coal Law and reiterated the PRC Government’s policies with respect to the administration of coal reserves, enhancement of coal mine safety, encouragement of industry consolidation among coal producers, acceleration of the construction of large coal production bases, improvement of mining techniques and equipment for coal production and the organization and regulation of small coal mines.

The Measures for Implementing Work Safety Permits in Coal Mine Enterprises

The State Administration of Work Safety and the SACMS issued “The Measures for Implementing Work Safety Permits in Coal Mine Enterprises”, which came into effect on May 17, 2004. Pursuant to this document, a coal mine enterprise without a work safety permit may not engage in coal production activities. Coal mining enterprises and their mines that do not satisfy the safety conditions set forth in this document, or those that violate the provisions of this document, will be punished accordingly.

Special Regulations by the State Council on Preventing Work Safety Related Accidents in Coal Mines and Five Sets of Supplemental Rules and Regulations

The Special Regulations by the State Council on Preventing Work Safety Related Accidents in Coal Mines were promulgated and entered into effect on September 3, 2005. This regulation specifies that coal mine enterprises are responsible for preventing coal mine work safety-related accidents. If a coal mine has not obtained, in accordance with the law, a mining right permit, work safety permit, coal production permit or business license and if the mine manager has not obtained, in accordance with the law, a mine manager qualification certificate and a mine manager safety qualification certificate, the coal mine may not engage in production. A coal mine should have adequate safety equipment, facilities and resources and should have in place measures to guard against the occurrence of work safety related accidents, as well as a sound contingency plan to deal with emergencies. Coal mining enterprises should establish a sound system for the detection, elimination, treatment and reporting of latent work safety-related dangers. If a major latent work safety-related danger as specified exists in a coal mine, the enterprise should immediately suspend production and eliminate the latent danger. Coal mining enterprises should provide their personnel working underground and their special operation personnel with safety education and training in accordance with relevant state regulations. The person in charge of a coal mine and the production and operation management personnel should go into mines and act as foremen on a rotating basis in accordance with state regulations, while a file recording their entry into the mine should be maintained. In addition, the State Administration of Work Safety issued five sets of supplemental measures:

(i) The Measures for Determining Major Latent Work Safety Related Dangers in Coal Mines (for Trial Implementation) stipulates the specific criteria for determining major latent work safety-related dangers. It further defines each of the latent safety related dangers specified in the Special Regulations of the State Council on Preventing Work Safety Related Accidents in Coal Mines, and lists more than 60 major latent safety related dangers.

(ii) The Implementing Measures for the Detection and Elimination of Latent Dangers in Coal Mines and the Rectification and Closure of Such Mines (for Trial Implementation) specifies that coal mining enterprises are responsible for the detection and elimination of latent work safety-related dangers and that the main persons in charge of coal mining enterprises are fully responsible for the detection, elimination and treatment of latent work safety-related dangers in their enterprises.

(iii) The Measures for the Supervision and Inspection of Coal Mine Safety Training (for Trial Implementation) specifies that coal mining enterprises must arrange and provide safety education and training to all of their mining personnel in accordance with relevant regulations; select and send their principal persons in charge, work safety management personnel and special operation personnel to qualified coal mine safety training institutions for training in a timely manner; and obtain the corresponding qualification certificates.

(iv) The Guiding Opinions on Persons in Charge of Coal Mines and Production and Operation Management Personnel Going into Mines as Foremen requires the various types of coal mines to arrange for their persons in charge and production and operation management personnel to go into the mines to act as foremen and to ensure that each shift has at least one such person on site directing the operations. Coal mining enterprises are required to establish such procedures, clarify foremen’s duties and responsibilities and strictly implement internal management and performance appraisal.

(v) The Measures for Rewarding the Reporting of Major Latent Work Safety Related Dangers in, and Violations of the Law by, Coal Mines (for Trial Implementation) specifies that all units or individuals have the right to report major latent work safety-related dangers in, and violations of law by, coal mines.

Special Regulation by the State Council on Shutting Down Small Coal Mines

The Special Regulation by the State Council on Shutting Down Small Coal Mines went into effect on September 28, 2006. The passage of regulation is the launch of a national campaign to close down small coal mines defined as having annual coal production capacity of 30,000 tons or less, as well as coal mines without proper licenses or permits. The intent of the regulation is to reduce both the high rate of accidents and pollution in the PRC coal mining industry. Under this regulation, 9,887 small and/or illegal coal mines are to be shut down by the end of 2008. The regulation specifies that the Central Government will support the development of big coal mining operations, defined as having annual coal production capacity of 300,000 tons or more. However, the regulation is silent as to the PRC government’s position on coal mine operations having annual production capacity of more than 30,000 tons but less than 300,000 tons.

Employees

As of March 31, 2008, we had 300 full-time employees, including management. None of these employees are represented by any collective bargaining agreements. We have not experienced a work stoppage. Management believes that our relations with our employees are good.

Recent Developments

Reverse Stock Split

On January 7, 2008, we amended our Articles of Incorporation to effect a 10-to-1 reverse stock split and a proportional decrease of our authorized number of shares of common stock (the “Amendment”) by filing a Certificate of Change pursuant to Nevada Revised Statutes Section 78.209 with the Secretary of State of Nevada. The Amendment had been previously authorized by our board of directors on December 21, 2007.

Pursuant to the Amendment, each ten shares of our common stock, par value $0.001 per share, issued and outstanding immediately prior to the record date of January 7, 2008 was automatically reclassified as and converted into one share of our common stock, par value $0.001 per share. No fractional shares were issued. Further, our total number of authorized shares of common stock was decreased from 1,000,000,000 to 100,000,000 shares.

Completion of Acquisition

On December 31, 2007, we entered into a stock purchase agreement with Heilongjiang Xing An Group Hong Yuan Coal Mining Co., Ltd. (“Hong Yuan”), Heilongjiang Xing An Group Sheng Yu Ming Co., Ltd. (“Sheng Yu”, and collectively with Hong Yuan, the “Xing An Companies”), and their owners: Heilongjiang Xing An Mining Development Group Co., Ltd., a PRC limited liability company, Mingshu Gong, Yunjia Yue, Yunpeng Yue and Guoqing Yue (collectively the “Xing An Shareholders”). Pursuant to the terms of the stock purchase agreement, we agreed to acquire 90% of the registered capital, representing 90% of the outstanding equity interests, of the Xing An Companies from the Xing An Shareholders for the aggregate purchase price of $30,000,000 and 80,000,000 shares of our common stock (subject to proportional adjustments in the event of subdivision, combination or additional of our common stock). The transactions contemplated under the stock purchase agreement are collectively referred to as the “Acquisition”.

On April 4, 2008, we completed the Acquisition and, pursuant to the terms of the stock purchase agreement, issued our promissory notes in the aggregate of $30,000,000 and 8,000,000 common shares (as proportionally adjusted following our 10-to-1 reverse stock split in January 2008) to the Xing An Shareholders. Concurrently, we entered into an escrow agreement with the Xing An Companies, the Xing An Shareholders and U.S. Bank National Association as escrow agent, pursuant to which the 8,000,000 common shares are placed in escrow as security for certain indemnification obligations of the Xing An Shareholders in connection with the Acquisition. Additionally, we entered into a trust agreement with the Xing An Shareholders and Anping Cang as trustee, pursuant to which all of the beneficial interests to the 10% of the registered capital in the Xing An Companies still held by the Xing An Shareholders are placed in trust for the benefit of Songzai. In connection with the closing of the Acquisition, both Hong Yuan and Sheng Yu were issued a Certificate of Approval by the Heilongjiang Office of the State Administration for Industry and Commerce, classifying these companies as sino-foreign enterprise and listing Songzai as owner of 90% of their respective registered capitals.

The Acquisition, including the promissory notes, the escrow agreement and the trust agreement, as well as the business operations of the Xing An Companies are discussed in greater details in Item 9B (“Other Information”) below.

ITEM 1A.	RISK FACTORS

RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to our securities. The statements contained in or incorporated into this offering that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS

Our business and results of operations are dependent on coal markets, which may be cyclical.

As all of our revenue is derived from sales of coal in the PRC, our business and operating results are substantially dependent on the domestic Chinese demand for coal. The Chinese coal market is cyclical and exhibit fluctuation in supply and demand from year to year. They are subject to numerous factors beyond our control, including, but not limited to, the economic conditions in the PRC and fluctuations in industries with high demand for coal, such as the power and steel industries. Fluctuations in supply and demand for coal have effects on coal prices, which in turn affect our operating and financial performance. We have experienced substantial price fluctuations in the past and believe that such fluctuations will continue. The average selling price of coal products per ton from Tong Gong Coal Mine was RMB 170.46 per ton in 2005, RMB 174.05 per ton in 2006 and RMB 192.48 per ton in 2007. The average selling price of coal products per ton from Hong Yuan and Sheng Yu coal mines was RMB 200 per ton in 2005, RMB 200 per ton in 2006 and RMB 225 per ton in 2007. The demand for coal is primarily affected by the overall economic development and the demand for coal from the electricity generation, steel and construction industries. The supply of coal, on the other hand, is primarily affected by the geographical location of the coal supplies, the volume of coal produced by the domestic and international coal suppliers, and the quality and price of competing sources of coal. Alternative fuels, such as natural gas, oil and nuclear power, and alternative energy sources, such as hydroelectric power also have influences on the market demand for coal. Excess supply of coal or significant reduction in the demand for our coal by domestic electricity generation or steel industries may have an adverse effect on coal prices, which would in turn cause a decline in our profitability. In addition, any significant decline in domestic coal prices could materially and adversely affect our business and result of operations.

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

Our mining operations are inherently subject to changing conditions that can affect levels of production and production costs for varying lengths of time and can result in decreases in our profitability. We are exposed to commodity price risk related to our purchase of diesel fuel, explosives and steel.  In addition, weather conditions, equipment replacement or repair, fires, variations in thickness of the layer, or seam, of coal, amounts of overburden, rock and other natural materials and other geological conditions can be expected in the future to have, a significant impact on our operating results.  Prolonged disruption of production at our mine would result in a decrease in our revenues and profitability, which could be material.  Other factors affecting the production and sale of our coal that could result in decreases in our profitability include:

•	sustained high pricing environment for our raw materials, including, among other things, diesel fuel, explosives and steel;

•	changes in the laws and/or regulations that we are subject to, including permitting requirements;

•	labor shortages; and

•	changes in coal market and general economic conditions.

Our coal operations are extensively regulated by the PRC Government and government regulations may limit our activities and adversely affect our business operations.

Our coal operations, like those of other Chinese energy companies, are subject to extensive regulations established by the PRC Government. Central governmental authorities, such as the National Development and Reform Commission, the State Environmental Protection Administration, the Ministry of Land and Resources, the State Administration of coal mine Safety, the State Bureau of Taxation, and provincial and local authorities and agencies exercise extensive control over various aspects of China’s coal mining and transportation (including rail and sea transport). These controls affect the following material aspects of our operations:

•	exploration, exploitation and mining rights and licensing;

•	rehabilitation of mining sites after mining is completed;

•	recovery rate requirements;

•	industry-specific taxes and fees;

•	target of our capital investments;

•	pension funds appropriation; and

•	environmental and safety standards.

We believe that our operations are in compliance with applicable legal and regulatory requirements. However, there can be no assurance that the central or local governments in the PRC will not impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures. We may face significant constraints on our ability to implement our business strategies or to carry out or expand our business operations. Our business may also be materially and adversely affected by future changes in certain regulations and policies of the Chinese Government in respect of the coal industry. New legislation or regulations may be adopted that may materially and adversely affect our coal operations, our cost structure or the demand for our products. In addition, new legislation or regulations or different or more stringent interpretation of existing laws and regulations may also require us to substantially change our existing operations or incur significant costs.

The Chinese government has become increasingly concerned with workplace safety and environmental issues, particularly in light of several recent accidental explosions in coal mines due to poor internal safety measures, and as reflected by the implementation of the State Council’s Regulation on Shutting Down Small Coal Mines. Moreover, additional new legislation or regulations may be adopted, or the enforcement of existing laws could become more stringent, either of which may have a significant impact on our mining operations or our customers’ ability to use coal and may require us or our customers to significantly change operations or to incur substantial costs.

Our business operations may be adversely affected by present or future environmental regulations.

As a producer of coal products, we are subject to significant, extensive, and increasingly stringent environmental protection laws and regulations in China. These laws and regulations:

•	impose fees for the discharge of waste substances;

•	require the establishment of reserves for reclamation and rehabilitation;

•	require the payment of fines for serious environmental offences; and

•	allow the Chinese Government, at its discretion, to close any facility that fails to comply with orders requiring it to correct or stop operations causing environmental damage.

Our coal mining operations may produce waste water, gas and solid waste materials. Currently, the PRC Government is moving toward more rigorous enforcement of applicable laws and regulations as well as the adoption and enforcement of more stringent environmental standards. Our current amounts of capital expenditure for environmental regulatory compliance may not be sufficient if additional regulations are imposed and we may need to allocate additional funds for such purpose. If we fail to comply with current or future environmental laws and regulations, we may be required to pay penalties or fines or take corrective actions, any of which may have a material adverse effect on our business operations and financial condition.

In addition, China is a signatory to the 1992 United Nations Framework Convention on Climate Change and the 1997 Kyoto Protocol, which are intended to limit emissions of greenhouse gases. Efforts to control greenhouse gas emission in China could result in reduced use of coal if power generators switch to sources of fuel with lower carbon dioxide emissions, which in turn could reduce the revenues of our coal business and have a material adverse effect on our results of operations.

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

Our recoverable reserves decline as we produce coal.  We may not be able to mine all of our reserves as profitably as we do at our current operations.  Our profitability depends substantially on our ability to mine coal reserves that have the geological characteristics that enable them to be mined at competitive costs.  As we can only increase our existing production capacity by a limited amount, the future increase in our coal production will depend on our already developed new coal reserves, acquisitions of new mines or the expansion of our existing coal mines.

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

In addition to the Tong Gong coal mine which we began mining in 2004, we recently acquired the Xing An Companies which mine the Hong Yuan and Sheng Yu mines. Exhaustion of reserves at these mines, as well those mines that we may acquire in the future, can also have an adverse effect on operating results that is disproportionate to the percentage of overall production represented by such mines.

We cannot give any assurance that we will be able to continue identifying suitable targets in the PRC for acquisition or acquire suitable targets on competitive terms. Nor can we assure you that we will be able to successfully develop new coal mines or expand our existing ones in accordance with our development plans or at all. Our failure to timely or successfully acquire suitable targets on competitive terms, or to successfully complete the development of new coal mines or to expand our existing coal mines could have an adverse effect on the results of operation and our financial condition.

The acquisition and/or the development of new mines in the PRC require approval of the Chinese Government. Delay or failure in securing the relevant governmental approvals or permits as well as any adverse change in government policies may cause a significant adjustment to our development and acquisition plans, which may materially adversely affect our profitability and growth prospects.

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

As with all underground coal mining companies, our operations are affected by mining conditions such as a deterioration in the quality or thickness of faults and/or coal seams, pressure in mine openings, presence of gas and/or water inflow and propensity to spontaneous combustion, as well as operational risks associated with industrial or engineering activity, such as mechanical breakdowns. Although we have conducted geological investigations to evaluate such mining conditions and adapt our mining plans to address them, there can be no assurance that the occurrence of any adverse mining conditions would not result in an increase in our costs of production, a reduction of our coal output or the temporary suspension of our operations.

Underground mining is also subject to certain risks such as methane outbursts and accidents caused by roof weakness and ground-falls. There can be no assurance that the occurrence of such events or conditions would not have a material adverse impact on our business and results of operations.

Our product delivery relies on the Chinese railway transportation system.

Approximately 80% of Tong Gong’s 2007 net sales, and approximately 100% of the Xing An Companies’ 2007 net sales, were derived from sales of coal transported by the Chinese national railway system. As the railway system has limited transportation capacity and cannot fully satisfy coal transportation requirements, discrepancies between capacity and demand for transportation exist in certain areas of the PRC. We generally utilize the national rail system to transport coal to our customers. No assurance can be given that we will continue to be allocated adequate railway transport capacity or acquire adequate rail cars, or that we will not experience any material delay in transporting our coal as a result of insufficient railway transport capacity or rail cars.

Some of our mines depend on a single transportation carrier or a single mode of transportation. Disruption of any of these transportation services due to weather-related problems, flooding, drought, accidents, mechanical difficulties, strikes, lockouts, bottlenecks, and other events could temporarily impair our ability to supply coal to our customers. Our transportation providers may face difficulties in the future that may impair our ability to supply coal to our customers, resulting in decreased revenues.

We may suffer losses resulting from industry-related accidents and lack of insurance.

We operate coal mines and related facilities that may be affected by water, gas, fire or structural problems. As a result, we, like other coal mining companies, have experienced accidents that have caused property damage and personal injuries. Although we have implemented safety measures at our mining operations, and provide on-the-job training for our employees, and, in accordance with relevant laws set aside approximately 2.0% of employees’ total remuneration for employees’ injury insurance, there can be no assurance that industry-related accidents will not occur in the future. At the Tong Gong mine, where the miners are employees of the Company, we purchase work-related death and injury insurance at the cost of RMB 900 in annual insurance premium per worker. Under this insurance policy, the insurance company will pay up to RMB 100,000 (approximately $13,680) for each work-related death or injury. Mine workers at the Hong Yuan and Sheng Yu coal mines are sub-contracted from general contractors who borne the costs of such insurance.

However, we do not currently maintain fire, or other property insurance covering our properties, equipment or inventories, other than with respect to vehicles. In addition, we do not maintain any business interruption insurance or any third party liability insurance to cover claims in respect of personal injury, property or environmental damage arising from accidents on our properties, other than third party liability insurance with respect to vehicles. Any uninsured losses and liabilities incurred by us could have a material adverse effect on our financial condition and results of operations.

We may be required to allocate additional funds for land subsidence.

A consequence of the underground mining methods used at our mines is land subsidence above underground mining sites. Depending on the circumstances, we may be required to relocate inhabitants from the land above the underground mining sites prior to mining those sites or we may be required to compensate the inhabitants for losses or damages from land subsidence after the underground sites have been mined. We may also be required to make payments for land subsidence, restoration, rehabilitation or environmental protection of the land after the underground sites have been mined. Where such payment is required under applicable law or regulations, an estimate of such costs is recognized in the period in which the obligation is identified and is charged as an expense in our income statement in proportion to the coal extracted. The estimate of costs for land subsidence, restoration, rehabilitation or environmental protection of the land may be subject to change in the future as actual costs become apparent and standards established by the PRC Government change from time to time. Therefore, there can be no assurance that such estimates are accurate or that our land subsidence, restoration, rehabilitation and environmental protection costs will not substantially increase in the future or that the PRC Government will not impose new fees in respect of land subsidence. Any such substantial increases or new fees could have a material adverse effect on our results of operations.

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

We are seeking to expand our operations and coal reserves both in the regions in which we operate as well as in other parts of China through acquisitions of businesses and assets, including leases of coal reserves.  Acquisition transactions involve inherent risks, such as:

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

RISKS RELATED TO OUR ACQUISITION OF THE XING AN COMPANIES

If we are unable to timely repay the promissory notes in connection with our acquisition of the Xing An Companies, the approval and designation of the Xing An Companies as sino-foreign enterprises and Songzai as the owner of 90% of their respective registered capitals may be revoked, and the Acquisition may be deemed void.

Under applicable PRC law and regulations, while our acquisition of the Xing An Companies was deemed completed upon the issuances of a Certificate of Approval classifying these companies as sino-foreign enterprises and listing Songzai as the owner of 90% of their respective registered capitals, we are required to make full payment on the promissory notes issued to the Xing An Shareholders within three months from the issuance date of the Certificate of Approval, which may be extended for up to an additional nine months subject to governmental approval. If we are unable to do so, we cannot guarantee that we will be able to secure the necessary governmental approval for an extension, nor can we determine, at this time, the length of the extension we may receive assuming that we are able to secure the necessary governmental approval. In the event that we are unable to timely repay the promissory notes, the Heilongjiang Office of the State Administration for Industry and Commerce may revoke the approval both of the Xing An Companies as sino-foreign enterprises and Songzai as the 90% owner of their respective registered capital, thereby voiding the Acquisition. In the event that the Acquisition is voided, we will not have any equity interests in the Xing An Companies, and as a result, these companies will no longer be our subsidiaries. Should this occur, we may seek to acquire the equity interests of the Xing An Companies through other means, although we cannot guarantee that we will do so, nor can we guarantee that we will be successful if we do.

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

Until 1994, the Renminbi experienced a gradual but significant devaluation against most major currencies, including U.S. dollars, and there was a significant devaluation of the Renminbi on January 1, 1994 in connection with the replacement of the dual exchange rate system with a unified managed floating rate foreign exchange system. Since 1994, the value of the Renminbi relative to the U.S. Dollar has appreciated approximately 15%. Countries, including the U.S., have argued that the Renminbi is artificially undervalued due to China’s current monetary policies and have pressured China to allow the Renminbi to float freely in world markets.

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

Our articles of incorporation, as amended, authorize the issuance of 100,000,000 shares of common stock and 8,000,000 shares of preferred stock.  Our board of directors has the authority to issue additional shares up to the authorized capital stated in the certificate of incorporation. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future.  The issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock.  If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders.  Further, any such issuance may result in a change of control of our corporation.

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

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

We are subject to reporting obligations under the U.S. securities laws. The SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on such company’s internal controls over financial reporting in its Annual Report, which contains management’s assessment of the effectiveness of our internal controls over financial reporting. In addition, an independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting. Our management may conclude that our internal controls over our financial reporting are not effective. Moreover, even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may still decline to attest to our management’s assessment or may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us. Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future. Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our stock. Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	DESCRIPTION OF PROPERTY

Our Headquarters

Our principle headquarters are located in an approximately 7,000 square feet facility in Harbin, China. The Company has no written agreement or formal arrangement pertaining to the use of this space and currently pays no rent. These headquarters house all of our administrative and clerical staff. If necessary, we believe that we would be able to find replacement office space without unreasonable expense or delay.

Tong Gong Coal Mine

The land on which the Tong Gong coal mine is located and on which most of our mining facilities are located are owned by the PRC. We also have a building at the mine site, approximately 32,000 square feet in size, which houses both our operations office and dormitory for the mine workers. Tong Gong’s mining operations are controlled from this office. While we do not own the underlying 44,000 square meter land, we currently pay US$10,512 annually for use of this space. We have no written agreement or formal arrangement pertaining to the use of this space, but we believe that use of the land and office space is authorized by the Coal Production Right Permit and confirmed by Hei He City Administration of Land and Resources.

ITEM 3.	LEGAL PROCEEDINGS

The following discussion discusses all known or anticipated material legal proceedings commenced by or against us.  Occasionally we may be named as a party in claims and legal proceedings arising out of the normal course of our business. These claims and legal proceedings may relate to contractual rights and obligations, employment matters, or to other matters relating to our business and operations. In the opinion of management, the ultimate outcome of claims and litigation of which management is aware will not have a material adverse effect on our consolidated financial position or results of operation.

We were threatened with litigation arising from contracts with Greentree Financial Group, Inc. (“Greentree”). Greentree claimed that it rendered financial consulting services to the Company was therefore owed compensation. The Company contended that Greentree never provided the services for which it sought compensation. On November 21, 2006, the Company and Greentree settled the dispute through arbitration. The Company agreed to pay Greentree $125,000, payable over a 12 month period in installments beginning in January 2007. As of December 31, 2007, the entire amount was paid to Greentree.

We know of no other material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of security holders during the fourth quarter of fiscal year 2007.

 PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock, par value $0.001 per share (“Common Stock”), is traded on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol “SGZH”. There was no active trading market for the Common Stock before May 22, 2000. The following table sets forth, for the periods indicated, the reported high and low closing bid quotations for our common stock as reported on the OTCBB. The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

Common Stock

Quarter Ended	High Bid	Low Bid

March 31, 2008*	8.00	3.50

December 31, 2007	0.53	0.47
September 30, 2007	0.70	0.55
June 30, 2007	0.05	0.05
March 31, 2007	0.07	0.07

December 31, 2006	0.29	0.28
September 30, 2006	0.13	0.13
June 30, 2006	0.08	0.08
March 31, 2006	0.05	0.04
__________
* Increase in stock price commencing in the first quarter of our 2008 fiscal year reflect the effect of a 1-for-10 reverse stock split of the Company’s common stock that became effective on January 7, 2008.

As of March 31, 2008, we had approximately 6,932,559 shares of common stock issued and outstanding, and 400,000 shares of preferred stock issued and outstanding.

Holders

We currently have approximately 936 record holders of our common stock and one record holder of our preferred stock.

Dividend Policy

While there are no restrictions that limit our ability to pay dividends, we have not paid, and do not currently intend to pay cash dividends on our common stock in the foreseeable future. Our policy is to retain all earnings, if any, to provide funds for operation and expansion of our business. The declaration of dividends, if any, will be subject to the discretion of our Board of Directors, which may consider such factors as our results of operations, financial condition, capital needs and acquisition strategy, among others.

Securities Authorized for Issuance under Equity Compensation Plans

Please see the discussion in Item 12 titled “Equity Compensation Plan Information” below.

Sales of Unregistered Securities

As of December 31, 2007, we e have had no sales of unregistered securities within the past three fiscal years.

Recent Developments

On April 4, 2008, pursuant to a stock purchase agreement that we entered on December 31, 2007, we issued 8,000,000 shares of our common stock to the owners of Hong Yuan and Sheng Yu in connection with our acquisition of these two companies. The issuance of these shares was exempt from registration pursuant to Regulation S under the Securities Act of 1933. We made this determination based on the representations of the shareholders of Hong Yuan and Sheng Yu, which included, in pertinent part, that such shareholders were not a "U.S. person" as that term is defined in Rule 902(k) of Regulation S under the Act, and that such shareholders were acquiring our common stock, for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to the resale or distribution thereof, and that such shareholders understood that the shares of our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

Our acquisition of Hong Yuan and Sheng Yu and the operations and business of the Hong Yuan and Sheng Yu coal mines are more fully described in Item 1 above under “Recent Developments” and in Item 9B (“Other Information”) below.

ITEM 6.                 SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended December 31, 2007 and 2006 should be read in conjunction with Selected Consolidated Financial Data and our financial statements and the notes to those financial statements that are included elsewhere in this prospectus. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors”, “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and elsewhere in this prospectus. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this Registration Statement. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

Our financial statements are prepared in US Dollars and in accordance with accounting principles generally accepted in the United States. See “Exchange Rates” below for information concerning the exchanges rates at which Renminbi (“RMB”) were translated into US Dollars (“USD”) at various pertinent dates and for pertinent periods.

Overview

We are engaged in extracting and selling coal in PRC. After obtaining permits from the National Land and Resources Officer and Heilongjiang Province Economy Committee, we mine to extract of coal minerals, and then sell most of the coal on a per ton basis in cash on delivery, primarily to power plants, cement factories, wholesalers and individuals for home heating. Through the end of March 2008, our business consisted of the operations of Tong Gong coal mine in northern PRC, located approximately 175 km southwest of Heihe City in Heilongjiang Province.

As discussed more fully under the section “Recent Developments” in Item 1 above and in Item 9B (“Other Information”) below, we completed our acquisition of the Xing An Companies on April 4, 2008, after which our business now consist of the operations of Tong Gong coal mine as well as the two Xing An coal mines. The following management’s discussion and analysis pertains only to our operations at the Tong Gong coal mine.

Critical Accounting Policies

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

There are numerous uncertainties inherent in estimating quantities of economically recoverable coal reserves, many of which are beyond our control. As a result, estimates of economically recoverable coal reserves are by their nature uncertain. Information about our reserves consists of estimates based on engineering, economic and geological data assembled by our internal engineers and geologists. We also recently received a report regarding reserves as of the end of 2005 from a third party consultant. Some of the factors and assumptions that impact economically recoverable reserve estimates include:

•	geological and mining conditions;
•	historical production from the area;
•	the assumed effects of regulations and taxes by governmental agencies;
•	assumptions governing future prices;
•	future operating costs; and
•	mining technology improvements.

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

Basis of Presentations

Our financial statements are prepared in accordance with GAAP and the requirements of Regulation S-X promulgated by the Securities and Exchange Commission.

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting year. Significant estimates, required by management, include the recoverability of long-lived assets and the valuation of inventories. Actual results could differ from those estimates.

Accounts Receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.

Inventories

Inventories consists of coal extracted from the ground that is available for delivery to customers, as well as extracted coal which has been removed from the ground but not yet processed through a wash plant. Inventories of coals are valued at the lower of average cost or market, cost being determined on a first in, first out method and include labor costs and all expenditures directly related to the removal of coal.

Prepaid Mining Right

Prepaid mining right is the amount paid to acquire the right to mine the coal reserves.  Prepaid mining right is amortized over the life of the reserves that are proven and probable.

Asset Retirement Cost and Obligation

The Company uses Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations. This Statement generally requires the Company’s legal obligations associated with the retirement of long-lived assets are recognized at fair value at the time the obligations are incurred. Obligations are incurred at the time development of a mine commences for underground mines or construction begins for support facilities, refuse areas and slurry ponds. The obligation’s fair value is determined using discounted cash flow techniques and is accreted over time to its expected settlement value. Upon initial recognition of a liability, a corresponding amount is capitalized as part of the carrying amount of the related long-lived asset. Amortization of the related asset is recorded on a straight line basis over the useful lives of the reserves.  The Company did not incur and does not anticipate incurring any material dismantlement, restoration and abandonment costs given the nature of its producing activities and the current PRC regulations surrounding such activities.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to expense as incurred.  When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations.

Depreciation is provided on a straight-line basis, less estimated residual value over the assets’ estimated useful lives. The estimated useful lives are as follows:

Plant and Machinery                                                                  10-15 Years
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

Revenue Recognition

The Company's revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (“SAB”) 104.  Coal sales revenues include sales to customers of coal produced at Company operations and coal purchased from other coal mining companies. Sales revenue is recognized when a formal arrangement exists, which is generally represented by a contract between the Company and the buyer; the price is fixed or determinable; title has passed to the buyer, which generally is at the time of delivery; no other significant obligations of the Company exist and collectibility is reasonably assured.  Payments received before all of the relevant criteria for revenue recognition are recorded as unearned revenue.

Foreign Currency Translation and Comprehensive Income (Loss)

Our functional currency is the Renminbi (“RMB”). For financial reporting purposes, RMB has been translated into United States dollars ("USD") as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period.

Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated other comprehensive income". Gains and losses resulting from foreign currency transactions are included in income. There has been no significant fluctuation in exchange rate for the conversion of RMB to USD after the balance sheet date.

The Company uses SFAS No. 130 “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders.

Recent Accounting Pronouncements

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a framework for measuring fair value, and expands disclosures about fair value measurements required under the accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for fiscal year, including financial statements for an interim period within the fiscal year. The Company is currently evaluating the impact, if any, that SFAS No. 157 will have on its financial statements.

Fair Value Option for Financial Assets and Financial Liabilities

In February of 2007 the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.”  The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company believes that the adoption of SFAS 159 will not have a significant impact on its financial statements.

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific items, including:

•	Acquisition costs will be generally expensed as incurred;
•	Noncontrolling interests (formerly known as “minority interests” – see SFAS 160 discussion below) will be valued at fair value at the acquisition date;
•
Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies

•	In-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;
•	Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and
•	Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first Annual Reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, since we are a calendar year-end company we will continue to record and disclose business combinations following existing GAAP until January 1, 2009. We expect SFAS 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Like SFAS 141R discussed above, earlier adoption is prohibited. We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS 160 on our consolidated financial position, results of operations and cash flows.

Results of Operations

Year Ended December 31, 2007 Compared To Year Ended December 31, 2006

Year Ended December 31	2007		2006
	$	% of Sales	$	% of Sales
Sales	12,351,166	100%	3,835,427	100%
Gross Profit	6,764,698	54%	1,364,987	36%
Operating Expenses	1,808,966	15%	771,044	20%
Income from Operations	4,955,732	40%	654,338	17%
Other Income (Expenses), net	49,423	0.4%	(6,866)	0.2%
Net Income	4,087,871	33%	647,472	17%

Net Sales

We commenced coal mining operations in September 2004 and discontinued the on-line gift cards and related products business. Our coal mining production and sales, in tons, from inception through the end of 2007 are set forth below:

Tong Gong Coal Mine Production and Sales

Year	Quarter	Production (tons)	Sales (tons)
2004	3	15,261	15,261
	4	43,437	43,402
	Sub-total	58,698	58,663
2005	1	10,145	10,181
	2	29,908	29,908
	3	42,654	42,654
	4	46,741	46,741
	Sub-total	129,448	129,483
2006	1	27,652	27,652
	2	46,236	46,236
	3	32,673	32,673
	4	70,284	69,328
	Subtotal	176,844	175,889
2007	1	41,310	41,310
	2	142,705	145,569
	3	167,931	165,067
	4	0	123,066

	Subtotal	351,946	475,012
	Total	716,936	839,047

Net sales for 2007 were approximately $12.3 million as compared to our net sales of $3.9 million in 2006, an increase of $8.5 million or 222%. During 2007, in addition to mining the Tong Gong mine, we also brokered coal from several small coal mine operations nearby in order to meet demands from our customers.

Cost of Sales and Gross Profit Margin

Our cost of sales currently consists of cost of coal sales and all depreciation, depletion and amortization attributable to mining operations. Cost of sales increased by $3.1 million, or 133% from 2006 of $2.4 million to 2007 of $5.6 million. The increase in cost of sales resulted from an increase in production of coal from year to year. Cost of sales as a percentage of sales was approximately 45% for 2007 and was approximately 62% for 2006, the decreased cost of sale as percentage of sales was mainly due to our increased brokerages sales of coal which had lower cost than production of the coal.

Selling, General and Administrative Expenses

Selling and Distribution. Selling and distribution expenses consist primarily of costs associated with the accommodation of the Company’s customers while purchasing and loading coal, including food and housing. Selling and distribution expenses were $0 in 2007 and approximately $13,000 for 2006.  The $0 selling expense was due to market conditions that allowed us to require that our customers pay their respective shipping and distribution cost.

General and Administrative. General and administrative expense consists primarily of salaries and related expenses for executive, finance, accounting, legal, information technology, facilities and human resources personnel. General and administrative expenses increased to approximately $1.8 million in 2007 from approximately $700,000 in 2006. The general and administrative expenses increased due to increased in resource compensation fee, managerial and administrative expenses and a one-time appraisal fee regarding our coal reserve during 2007, all of which are in proportion to our increased sales and production.

Net income

Our net income for the year ended December 31, 2007 was $4.08 million as compared to approximately $708,000 for the year ended December 31, 2006, an increase of $3.4 million or 480%.  This increase was the benefit from the economic of scale which combined by the rapid growth in sales and production of the coal mine.

Liquidity and Capital Resources

As of December 31, 2007, the Company had cash and cash equivalents of approximately $4,494,978, other current assets of approximately $958,472 and current liabilities of approximately $1.9 million.

The following is a summary of cash provided by or used in each of the indicated types of activities during year ended December 31, 2007 and 2006:

	Year Ended December 31
	2007	2006
Cash provided by (used in):
Operating Activities	$4,721,629	$621,471
Investing Activities	(1,020,227)	(689,025)
Financing Activities	479,003	110,211

Cash provided by operating activities increased by approximately $4.1 million during 2007 compared to 2006 primarily as a result of an increase in net income and decreased in accounts receivable of approximately $380,269 and prepaid expenses of approximately $1.28 million.  During 2007, we’ve paid approximately $1.3 million for mining right.

Cash used in investing activities increased during 2007 compared to 2006 by approximately $331,000. The increase was related to an increase in capital expenditures including the purchase of mining equipment, maintenance and improvements made to the railway depot from which our coal is transported, in the total amount of $809,000, as well as $151,000 expended in connection with our ongoing effort to expand our mine well.

Cash provided by financing activities in 2007 increased by approximately $368,000. The increase was related to increased advance of $526,080 from stockholder for the business expenses incurred in our US parent company.

We believe we have sufficient cash to continue our current business throughout 2008 due to increased sales revenue and net income. We do not believe that we will be required to make any material capital expenditures in 2008. We would like to acquire additional coal mine assets, but we will finance such acquisitions through the issuance of debt or equity securities. Failure to obtain such financing could have a material adverse effect on our business expansion.

We do not anticipate any additional material research and development expenses during the next 12 months.

We do not believe that inflation had a significant negative impact on our results of operations during 2007.

 Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

As of December 31, 2007, we did not have any contractual obligations, including long-term debt obligations, capital lease obligations, operating lease obligations or purchase obligations, as reflected on our balance sheet at December 31, 2007.

Off-balance Sheet Arrangements

We do no have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At December 31, 2007, we had approximately $4,494,978 in cash and cash equivalents. A hypothetical 1% increase or decrease in either short term or long term interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Exchange Rates

We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable and long-term obligations. We consider investments in highly-liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents.

We maintain our books and records in Renminbi (“RMB”), the lawful currency of China. In general, for consolidation purposes, we translate our assets and liabilities into US Dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period. Adjustments resulting from the translation of our financial statements are recorded as accumulated other comprehensive income.

Until July 21, 2005, RMB had been pegged to US$ at the rate of RMB8.30: US$1.00. On July 21, 2005, the Chinese government reformed the exchange rate system into a managed floating exchange rate system based on market supply and demand with reference to a basket of currencies. In addition, the exchange rate of RMB to US$ was adjusted to RMB8.11: US$1.00 as of July 21, 2005. The People’s Bank of China announces the closing price of a foreign currency such as US$ traded against RMB in the inter-bank foreign exchange market after the closing of the market on each working day, which will become the unified exchange rate for the trading against RMB on the following working day. The daily trading price of US$ against RMB in the inter-bank foreign exchange market is allowed to float within a band of  ±0.3% around the unified exchange rate published by the People’s Bank of China. This quotation of exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People’s Bank of China. Approval of foreign currency payments by the Bank of China or other institutions requires submitting a payment application form together with invoices, shipping documents and signed contracts.

Following the removal of the peg to the U.S. dollar and pressure from the United States, the People’s Bank of China also announced that the RMB would be pegged to a basket of foreign currencies, rather than being strictly tied to the U.S. dollar, and would be allowed to float trade within a narrow 0.3% daily band against this basket of currencies. The PRC government has stated that the basket is dominated by the U.S. Dollar, Euro, Japanese Yen and South Korean Won, with a smaller proportion made up of the British Pound, Thai Baht, Russian Ruble, Australian Dollar, Canadian Dollar and Singapore Dollar. There can be no assurance that the relationship between the RMB and these currencies will remain stable over time, especially in light of the significant political pressure on the Chinese government to permit the free flotation of the RMB, which could result in greater and more frequent fluctuations in the exchange rate between the RMB, the U.S. dollar and the Euro. For additional discussion regarding our foreign currency risk, see the section titled “Risk Factors—Fluctuation in the value of RMB relative to other currencies may have a material adverse effect on our business and/or investment in our shares.”

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the consolidated financial statements or otherwise stated in this MD&A were as follows:

	December 31, 2007	December 31, 2006

Assets and liabilities	USD 0.1370: RMB1	USD 0.12820: RMB1

Statements of operations and cash flows for the period/year ended	USD 0.1314: RMB1	USD 0.12557: RMB1

No representation is made that RMB amounts have been, or would be, converted into US$ at the above rates.

Inflation

We believe that inflation has not had a material effect on our operations to date.

ITEM 8.	FINANCIAL STATEMENTS

The Consolidated Financial Statements are included in this Annual Report on Form 10-K beginning on Page F-1.

ITEM 9.                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

As approved by our board of directors, we dismissed Jimmy C.H. Cheung & Co. (“Cheung & Co.”) as our independent auditors effective October 19, 2007.  Cheung & Co. served as our independent auditors for the fiscal years ended December 31, 2006 and December 31, 2005, and the interim periods since the quarter ended September 30, 2005.  Cheung & Co.’s reports on our financial statements for the fiscal years ended December 31, 2006 and December 31, 2005 (the “Reports”) did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the fiscal years ended December 31, 2006 and December 31, 2005, and until Cheung & Co’s dismissal, there were no disagreements with Cheung & Co. within the meaning of Item 304 of Regulation S-B or any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure, which disagreements, if not resolved to Cheung & Co.’s satisfaction, would have caused Cheung & Co. to make reference to the subject matter of the disagreements in connection with its Reports.

During the fiscal years ended December 31, 2006 and December 31, 2005, and until Cheung & Co.’s dismissal, there were no “reportable events” (as such term is defined in Item 304(a)(1)(v) of Regulation S-B).

On October 23, 2007, we filed a Current Report on Form 8-K disclosing the dismissal of Cheung & Co. We requested Cheung & Co. to review the disclosure contained therein and asked Cheung & Co. to furnish us with a letter addressed to the Commission containing any new information, clarification of the Registrant's expression of Cheung & Co.’s views, or the respects in which Cheung & Co. does not agree with the statements contained herein. Such Form 8-K indicated that we would file Cheung & Co.’s letter by amendment at a later date. A copy of Cheung & Co.’s letter was filed as an exhibit to Amendment No. 1 to such Form 8-K on November 1, 2007.

On December 12, 2007, we engaged Goldman Parks Kurland Mohidin , LLP (“GPKM LLP”) as our Registered Independent Public Accounting Firm.  This action was also approved by our board of directors.  During our two most recent fiscal years and any subsequent interim period prior to the engagement of Goldman Parks, neither us nor anyone on our behalf consulted with GPKM regarding either (i) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on our financial statements, or (ii) any matter that was the subject of a “disagreement” or a “reportable event.”

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Internal Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) that are designed to ensure that information  required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based on that evaluation, our management concluded that as of December 31, 2007, our disclosure controls and procedures were not effective because of  the material weaknesses in our internal control over financial reporting discussed immediately below under the caption “Management’s Report on Internal Control over Financial Reporting”

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company's internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected in a timely manner. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework." Based on that evaluation, our management concluded that as of December 31, 2007, our internal control over financial reporting was not effective because of the material weaknesses described below.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis.  In its assessment of the Company’s internal control over financial reporting as of December 31, 2007, management determined that our internal control over financial reporting was subject to the following material weaknesses:

Inadequate staffing and supervision within the accounting operations of our company - The relatively small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system.  The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

Lack of expertise in U.S accounting principles among the personnel in our Chinese headquarters - Our books are maintained at our executive offices in the City of Harbin, then translated into English and adjusted to reflect U.S accounting principles at our executive offices in Los Angeles.  The lack of personnel in our Harbin office who are trained in U.S. accounting principles is a weakness because it could lead to improper classification of items and other failures to make the entries and adjustments necessary to comply with U.S. GAAP.

Lack of Internal Audit System - The company lacked of internal audit department, which was ineffective in preventing and detecting control lapses and errors in the accounting of certain key areas like revenue recognition, purchase approvals, inter-company transactions, cash receipt and cash disbursement authorizations, inventory safeguard and proper accumulation for cost of products, in accordance with the appropriate costing method used by the company.

The Company’s management has identified the steps necessary to address the material weaknesses existing in 2007 described above, as follows:

1.
Hiring additional accounting and operations personnel and engaging outside contractors with technical accounting expertise, as needed, and reorganizing the accounting and finance department to ensure that accounting personnel with adequate experience, skills and knowledge relating to complex, non-routine transactions are directly involved in the review and accounting evaluation of our complex, non-routine transactions;

2.
Involving both internal accounting and operations personnel and outside contractors with technical accounting expertise, as needed, early in the evaluation of a complex, non-routine transaction to obtain additional guidance as to the application of generally accepted accounting principles to such a proposed transaction;

3.	Documenting to standards established by senior accounting personnel and the principal accounting officer the review, analysis and related conclusions with respect to complex, non-routine transactions;

4.	Requiring senior accounting personnel and the principal accounting officer to review complex, non-routine transactions to evaluate and approve the accounting treatment for such transactions;

5.
Interviewing prospective new Directors for our Board including a member who is appropriately credentialed as a financial expert with a goal to establish both an Audit and Compensation committee as well as sufficient independent Directors; and

6.	Evaluating the internal audit function in relation to the Company’s financial resources and requirements.

This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this Annual Report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our international control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Entry into a Material Definitive Agreement

As reported on our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2008, we entered into a stock purchase agreement on December 31, 2007 to acquire 90% of the outstanding equity interests of Hong Yuan and Sheng Yu (the “Acquisition”) from their owners (the “Xing An Shareholders”) for $30,000,000 in the form of our promissory notes and 80,000,000 shares of our common stock (subject to proportional adjustments in the event of subdivision, combination or additional of our common stock). The closing of the transactions contemplated by the stock purchase agreement was contingent upon, among other conditions, (i) the appointment of an escrow agent pursuant to an escrow agreement to hold the common shares issued to the Xing An Shareholders, and (ii) the appointment of a trustee pursuant to a trust agreement under which the remaining 10% of Hong Yuan and Sheng Yu’s equity interests not being acquired by us would be placed in trust for our benefits.

On April 4, 2008, we completed the Acquisition and, pursuant to the terms of the stock purchase agreement, issued our promissory notes in the aggregate of $30,000,000 and 8,000,000 common shares (as proportionally adjusted following our 10-to-1 reverse stock split in January 2008) to the Xing An Shareholders. Concurrently, we entered into an escrow agreement with the Xing An Companies, the Xing An Shareholders and U.S. Bank National Association as escrow agent, pursuant to which the 8,000,000 common shares are placed in escrow as security for certain indemnification obligations of the Xing An Shareholders in connection with the Acquisition. Additionally, we entered into a trust agreement with the Xing An Shareholders and Anping Cang as trustee, pursuant to which all of the beneficial interests to the 10% of the registered capital in the Xing An Companies still held by the Xing An Shareholders are placed in trust for the benefit of Songzai.

The following is a brief description of the terms and conditions of the promissory notes, the escrow agreement and the trust agreement that are material to the Company:

The Promissory Notes

We issued a series of promissory notes to the Xing An Shareholders in proportion to their respective ownership percentages of the Xing An Companies that we have acquired. The promissory notes bear no interests and are payable in two installments, the first due six months after the closing of the Acquisition in the amount of $18,000,000 and the second on the first anniversary of the closing of the Acquisition in the amount of $12,000,000, provided that the promissory notes will be immediately due and payable on the completion of a financing of at least $30,000,000.

The foregoing description of the promissory notes is qualified in its entirety by the contents of the promissory notes, a form of which is attached as Exhibit 4.1 to this Annual Report.

The Escrow Agreement

Under the terms of the stock purchase agreement, the Xing An Shareholders agree to indemnify the Company against certain claims arising from any material breach or failure to perform under the stock purchase agreement. Accordingly, the 8,000,000 shares issued to them at the closing of the Acquisition are placed into escrow for two years pursuant to the escrow agreement as security for these indemnity obligations.

The following is a brief description of the terms and conditions of the escrow agreement that are material to Songzai:

(1)           While in escrow, the escrowed shares are not subject to any lien, attachment, trustee process or any other judicial process of any creditor of any party to the escrow agreement.

(2)           While in escrow, any securities distributed based on or in exchange for any of the escrowed shares are to be issued in the name of the escrow agent or its nominee, and delivered to the escrow agent to be held in escrow together with the escrowed shares. Any distribution (other than securities) based on the escrow shares shall be distributed to the Xing An Shareholders.

(3)           While in escrow, the escrow agent may, at its discretion, vote the escrowed shares pursuant to the written request of the Xing An Shareholders pertaining their pro rata portion of the escrowed shares.

(4)           While in escrow, the escrowed shares may not be assignable or transferable, unless otherwise required by operation of law.

(5)	While in escrow, the escrowed shares may only be distributed as follows:

(i)           pursuant to written instruction of both Songzai and the Xing An Shareholders;

(ii)           within 5 business days after the first day of each calendar quarter after April 4, 2008 (each a “Interim Distribution Date”), to each Xing An Shareholder in such number of the escrowed shares then held in escrow that such owner may sell on the relevant Interim Distribution Date pursuant to Rule 144 promulgated under the Securities Act of 1933, registered in the name of such owner; provided, however, if the escrow agent is notified of a claim covered by the Xing An Shareholders’ indemnity obligations under the stock purchase agreement, the escrow agent must retain in escrow after the relevant Interim Distribution Date such number of the escrowed shares having a value (as defined in Section 4 of the escrow agreement) equal to 150% of the amount of the indemnity claim. These share are to remain in escrow and can only be distributed with the written instruction of both Songzai and the Xing An Shareholders;

(iii)           within 5 business days after the second anniversary from April 4, 2008, to the Xing An Shareholders all of the escrowed shares then held in escrow, registered in the name of the owners; provided, however, if the escrow agent is notified of a claim covered by the Xing An Shareholders’ indemnity obligations, the escrow agent must retain in escrow after the relevant Interim Distribution Date such number of the escrowed shares having a value (as defined in Section 4 of the escrow agreement) equal to 150% of the amount of the indemnity claim. These shares are to remain in escrow and can only be distributed with the written instruction of both Songzai and the Xing An Shareholders; and

(iv)           within five business days after receipt of a certification from Songzai to the escrow agent that the Acquisition has been rescinded, did not take effect or has been deemed to have not been completed, to Songzai all of the escrowed shares then held in escrow, registered in the name of Songzai.

(6)           Songzai shall pay the escrow agent for its services and reimburse the escrow agent for its reasonable expenses (including reasonable attorney’s fees and expenses) incurred in connection with the performance of its duties under the escrow agreement.

(7)           Songzai shall indemnify the escrow agent for, and hold it harmless against, any loss, liability or expense incurred without gross negligence or willful misconduct on the part of the escrow agent, arising out of or in connection with its carrying out of its duties under the escrow agreement.

The foregoing description of the escrow agreement is qualified in its entirety by the contents of the escrow agreement attached as Exhibit 10.1 to this Current Report on Form 8-K.

The Trust Agreement

Under the terms of the stock purchase agreement, the Xing An Shareholders agree to transfer into a trust, at the closing of the acquisition transaction, the 10% equity interests in the Xing An Companies that we did not acquire. These non-acquired equity interests are held in the trust, created by the trust agreement, by the trustee for the benefits of Songzai as the sole beneficiary of the trust.

The following is a brief description of the terms and conditions of the escrow agreement that are material to Songzai:

(1)           During the term of the trust agreement, we are entitled to all of the rights, powers, privileges and benefits to and derived from the entrusted equity interests of the Xing An Companies, including voting and dividend rights.

(2)           The trustee shall act, with respect to the entrusted equity interests, in accordance with the our written instructions, and we may directly exercise the voting rights to the entrusted equity interests pursuant to a power of attorney from the trustee.

(3)	The trust may be terminated if and when:

(i)	the entrusted equity trust may be legally transferred to Songzai in accordance with then applicable Chinese law and regulations, and is accordingly transferred to us;

(ii)	the existence or the purpose of the trust violates then applicable Chinese law or regulations; or

(iii)	the intent and purpose of the trust can no longer be achieved by the trust agreement and/or the trust.

The foregoing description of the trust agreement is qualified in its entirety by the contents of the trust agreement attached as Exhibit 10.2 to this Current Report on Form 8-K.

Except for the stock purchase agreement, the promissory notes, the escrow agreement and the trust agreement, as well as the transactions contemplated by these agreements, neither Songzai nor our directors and officers had any material relationship with the Xing An Companies or the Xing An Shareholders prior to the closing of the Acquisition.

Completion of Acquisition or Disposition of Assets

As described under “Entry into a Material Definitive Agreement” above, we completed the acquisition of the Xing An Companies on April 4, 2008. In connection with the Acquisition, we issued 8,000,000 shares of our common stock to the Xing An Shareholders, as a result of which the Xing An Shareholders collectively own approximately 53.57% of Songzai’s issued and outstanding common shares and have become our controlling shareholders. After the closing of the Acquisition, Hong Yuan and Sheng Yu have become our subsidiaries, and our business operations now consist of the operations of three coal mines in the PRC.

Description of the Acquired Business

Heilongjiang Xing An Hong Yuan Coal Mining Co., Ltd.

Heilongjiang Xing An Group Hong Yuan Coal Mining Co., Ltd. (“Hong Yuan”) was originally organized as a limited liability company under the laws of the PRC on August 18, 2003. After the Xing An Acquisition, it has been granted the Certificate of Approval for Establishment of Enterprises with Foreign Investment by the Government of Heilongjiang Province on March 24, 2008 (No. 2300002414). Its registered address is Xi Lin Ji Town, Mo He County, Da Xing’an Mountain District, Heilongjiang Province. Hong Yuan operates the Hong Yuan coal mine under license from Heilongjiang Administration of Land and Resources granting Hong Yuan mining rights, with an estimated coal reserve (in-place resource) of 13.60 million tons reported as of June 30, 2007 and for which the company is licensed to produce up to 450,000 tons of coal annually.

Heilongjiang Xing An Sheng Yu Mining Co., Ltd.

Heilongjiang Xing An Group Sheng Yu Coal Mining Co., Ltd. (“Sheng Yu”) was originally organized as a limited liability company under the laws of the PRC on July 28, 2003. After the Xing An Acquisition, it has been granted the Certificate of Approval for Establishment of Enterprises with Foreign Investment by the Government of Heilongjiang Province on March 24, 2008 (No. 2300002415). Its registered address is Cross Area between Zhenxing Road and Zhonghua Road, Xi Lin Ji Town, Mo He County, Da Xing’an Mountain District, Heilongjiang Province. Sheng Yu operates the Sheng Yu coal mine under license from Heilongjiang Administration of Land and Resources granting Sheng Yu mining rights, with an estimated coal reserve (in-place resource) of 8.96 million tons reported as of June 30, 2007 and for which the company is licensed to produce up to 150,000 tons of coal annually.

Geographical Description of the Hong Yuan and Sheng Yu Mines

The Hong Yuan and Sheng Yu coal mines (collectively the “Xing An mines”) are adjacent underground mines. Both mines contain four principal coal seams – No. 3, No. 4, No. 5 and No. 6 – ranging from 1.7 to 4.0 meters in thickness. In-place resources include proven and probable reserves, as well as reserves below permafrost that is not currently mined.

Due to the significant costs of coal transport, the location of a coal mine can significantly affect its profitability and competitiveness. We believe that the Xing An mines are well-situated given their existing access to both railway and public roads, as well as the demand for coal in Northeastern China/Heilongjiang Province driven by the region’s rapid economic growth, and the substantial costs involved in transporting coal to these regions from major coal-producing provinces such as Shaanxi Province, Shanxi Province and the Inner Mongolia Autonomous Region.

The Xing An mines are located in the Da Qing’an Ling Mountain Range in Northeastern China, just outside of the town of Mohe which is less than two miles from the Russian border:

Hong Yuan’s principal office is located at No.9 Renmin Road, Jiadedaqi, Heilongjiang Province. The entire premises, approximately 87,700 square feet, also houses Sheng Yu’s principle office and serves as residence for some of the employees of the Xing An Companies. Hong Yuan entered into a lease agreement for the premises in July 2005, which expires in July 2015, with annual rent at RMB 150,000 (approximately $20,550). After the closing of the Acquisition, this office continues to control the mining operations of the Xing An mines as a branch office of the Company.

Coal Production

The principal coal reserves at the Xing An mines consist of prime quality, low-sulphur coal, capable of yielding a product with an ash content as low as 5.79%. Such coal is suitable for both industrial use (such as large-scale electric power plants and industrial boilers for cement factories), and for home heating and home boilers. The following table sets out the sulphur and ash content, and calorific value of the coal mined from the Xing An mines:

	Sulphur Content (%)	Ash Content (%)	Calorific Value (megajoule/ kilogram)

Coal Seam No. 3	0.45	11.39	23.50-30.28

Coal Seam No. 4	0.50	5.79	29.67-32.60

Coal Seam No. 5	0.64	9.31	29.53-32.80

Coal Seam No. 6	0.62	8.62	30.58-31.88

The Xing An mines together produced approximately 712,690 tons of coal during fiscal 2007, an increase of 18,188 tons or 2.6%, as compared with their total coal production in 2006.

Current mining operations at the Xing An mines take advantage of the region’s weather conditions. For approximately 100 days from October to April, the frigid weather causes permafrost at the mines, thereby enabling coal to be extracted by dynamite mining. Additionally, the permafrost eliminates the need for any shaft support. Thus, mining is operated during the entire 100-day period, with three shifts of eight hours each per day. To extract coal, controlled amounts of explosive charges are placed into holes that are drilled into a coal seam. After the explosives separate coal from the seam, a backhoe loader scoops the coal up from the ground and into a waiting haul truck with 8-ton capacity. Once the truck is loaded, it is driven to the surface where the coal is emptied on to a sorting machine. The sorting machine sorts the coal into three sizes and separates out rock through centrifugal action.

Brokered Coal

In addition to mining coal, Hong Yuan also brokers coal from small independent mines operating in the surrounding area. Because operators of these small mines often lack the means to transport coal from the mines, they must sell to Hong Yuan at competitive pricing. Hong Yuan currently brokers approximately 400,000 tons of coal annually at approximately the same costs as the coal that the company mines. The brokered coal enables Hong Yuan to fulfill its sales obligations despite the short 100-day mining season.

Sales and Marketing

The majority of the Xing An Companies’ sales are generated by sales contracts signed prior to the beginning of each mining season, which is consistent with local coal industry practice. These sales contracts generally specify the quantities and timing of purchases planned over a time period generally no longer than one year. The balance of the sales is from purchase orders issued by customers that have additional requirement for coal during the year.

Coal is sold to electric power plants, metallurgical mills and fuel trading companies. Net coal sales represent the invoiced value of coal sold and are net of sales taxes, transportation costs and various miscellaneous fees relating to sales if the invoiced value includes transportation costs to the customers. Coal is sold to major customers with long-term relationships on a delivery against cash basis. Other customers are required to pay for the coal before taking delivery. Coal sales are concentrated in Heilongjiang and Jilin Provinces in Northeastern China. The following table sets out the net coal sales by geographic region for the years ended December 31, 2005, 2006 and 2007:

	Year Ended December 31,
	2005		2006		2007
	Net Sales	% of Net Coal Sales	Net Sales	% of Net Coal Sales	Net Sales	% of Net Coal Sales
	(RMB million)		(RMB million)		(RMB million)
Heilongjiang Province	17	56.3	120	71	200	76%

Jilin Province	13	43.7	50	29	63	24%

Total	30	100	170	100	263	100%
_________
The Xing An Companies’ top three (3) customers by value, who accounted for 98 % of revenue as of December 31, 2007, are as follows:

•	Heilongjiang TieRan Coal Industrial Company was the largest customer in fiscal 2007. Sales to this customer accounted for 49% of Xing An’s 2007 revenue.

•	Zhongliang Biochemical Energy Resources Co., Ltd. was the second largest customer. Sales to this customer accounted for 25% of the 2007 revenue.

•	Changchun Railway Vehicle Co., Ltd. was the third largest customer in fiscal 2007. Sales to this customer accounted for 24% of the 2007 revenue.
Sales personnel of Xing An conducts routine customer visits and customer satisfaction surveys. Xing An has established long-term business relationship with their major customers, and the relationship is stable.

Product Pricing

Coal prices are generally determined by market price or are based on contractual terms. However, the price for certain thermal coal used for power generation is determined among coal suppliers and power plant buyers in accordance with the pricing guidance published by the PRC Government.

Currently, Xing An set pricing by taking into account: (i) prices in the relevant local coal markets (inclusive of transportation costs); (ii) grade and quality of the coal; and (iii) relationships with customers. Most of the transportation costs are borne by the customers. The average price for our raw coal in 2007 is RMB 225 per ton, which is RMB 25 higher or 12.5% higher than the average price in 2006 and in 2005. The average prices for our raw coal in both 2006 and 2005 are RMB 200 per ton.

Product Delivery

All of Xing An’s major customers are located in Northeastern China, in the provinces of Heilongjiang and Jilin. Coal is transported to these customers principally by railways. Xing An passes on a portion of the maintenance costs for the private railway tracks to the customers.  In 2007, about 1,167,000 tons of our raw coal products were delivered to our customers by railways; in 2006, about 851,000 tons of our raw coal products were delivered to our customers by railways.

Sources and Availability of Raw Materials and the Principal Suppliers

The Xing An Companies purchase certain materials to conduct its coal mining and processing operations, consisting principally of: (i) tires for mining equipment and vehicles; (ii) lift cylinders; and (iii) iron boards. Tires and lift cylinders are sourced principally from Mohe County Yongsheng Metal Products Shop, and iron boards principally from Mohe Shuangli Steel Store. The price of these items are set at market rates or determined through negotiations. We believe that the Xing An Companies have established stable cooperative relationships with these suppliers to ensure a reliable supply of the materials required for their mining operations. Additionally, these items are readily available from numerous alternative suppliers.

Employees

As of March 31, 2008, the Xing An Companies collectively had 47 full-time employees, including their management personnel, none of whom are represented by any collective bargaining agreements. During each mining season, there are up to 374 miners working the two mines, none of these miners are employees.  The Xing An Companies contract with various general contractors who provide the miners and who are fully responsible for the miners’ wages, including all state-mandated insurance. The Xing An Companies have not experienced a work stoppage, and the management believes that relations with both the employees and the miners are good.

Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant

The discussion of the Acquisition under “Entry into a Material Definitive Agreement” above, including the description of the promissory notes, are incorporated in this section by reference.

Changes in Control of Registrant

As more fully described under “Entry into a Material Definitive Agreement” above, in connection with our acquisition of the Xing An Companies, we issued 8,000,000 shares of our common stock to the Xing An Shareholders, as a result of which the Xing An Shareholders collectively own approximately 53.57% of Songzai’s issued and outstanding common shares and have become our controlling shareholders.

Financial Statements of Businesses Acquired

The audited consolidated financial statements of the Xing An Companies as of December 31, 2007 and 2006 are filed as Exhibit 99.4 to this Annual Report and are incorporated herein by reference.

Pro Forma Financial Information

Incorporated by reference to Exhibit 99.5 filed herewith.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table includes the names, age, positions held, and dates of appointment of our executive officers and directors as of December 31, 2007:

Name	Age	Position	Date of Appointment

Hongwen Li	51	Chairman of the Board of Directors	December 15, 2003

Hongjun Li	45	President, Chief Financial Officer* and Director	December 15, 2003
			September 26, 2006*

Yvonne Zhang	33	Interim Chief Financial Officer	August 13, 2007

Huan Liu	27	Secretary	July 12, 2007

Business Experience Descriptions

Hongwen Li, Chairman of the Board

Mr. Hongwen Li has served as chairman of our board of directors since the share exchange transaction with Yong Heng was completed in December 2003. Mr. Li is the founder of Fellow Workers Group, a holding company with subsidiaries in different industries such as HuaFeng Trading Co. in the field of Chinese-Russian trading, SongZai Metal in the field of heavy industry, SenDa Hotel in the field of real estate, and HeiHe JinChang Coal Mine in the field of mining, etc. Within several years, Mr. Li’s company grew from a small corporation with several employees to a holding company with more than 300 employees.

Hongjun Li, President and Director

Mr. Hongjun Li has served as a director and our president since the share exchange transaction with Yong Heng was completed in December 2003. Mr. Li also served as our acting chief financial officer from September 2006 until Ms. Yvonne Zhang was appointed as interim chief financial officer in August 2007. His knowledge in business management was applied to his organization of Rui Gen Te Industrial Resources Co. in the U.S. in 1996. He is the Registered Agent of the company. At the same time, Mr. Li set up Heilongjiang Song Zai Metal Co., Ltd., which is another Chinese company in the business of trading metal parts between China and Russia. Mr. Hongjun Li is the brother of Mr. Hongwen Li, chairman of our board of directors.

Yvonne Zhang, Interim Chief Financial Officer

Ms. Yvonne was appointed as our interim chief financial officer on August 18, 2007. In that position, she has been working ad hoc for the preparation of our financial statements included in our quarterly and Annual Reports, as well as advising the Company on our internal control.  Ms. Zhang is also the owner of V Trust Accounting and Tax Services, a CPA firm that provides tax return preparation, accounting and auditing services.  Prior to V Trust, she worked as the auditor-in-charge for various CPA firms that primarily audits public companies.  Ms. Zhang has over eight years experience in auditing, tax return preparation and accounting services.  Ms. Zhang received her bachelor degree in accountancy from California State University at Northridge.

Huan Liu, Secretary

Mr. Huan Liu graduated from Harbin Engineering University in 2005, where he received a Bachelor’s degree in both finance and law. In March 2005, Mr. Liu joined the Company as personal assistant to Mr. Hongwen Li, chairman of our board of directors. From April 2006 to June 2007, Mr. Liu was a manager in the Company's finance department.

Family Relationships

Mr. Li Hongwen and Mr. Li Hongjun are brothers.

Involvement in Certain Legal Proceedings

None of the directors or executive officers has, during the past five years:

(a)
Had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(b)	Been convicted in a criminal proceeding or subject to a pending criminal proceeding;

(c)
Been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; and

(d)
Been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and certain of our officers, as well as persons who own more than 10% of a registered class of our equity securities (“Reporting Persons”), to file reports with the Securities and Exchange Commission. To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2007 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent shareholders were complied with, except that Form 3s were inadvertently filed late by Huan Liu on July 20, 2007 and by Yvonne Zhang on August 29, 2007.

Code of Ethics

The Company has not adopted a formal code of ethics. However, the Company intends to develop a formal code of ethics that will apply to all of its employees (including its executive officers). Upon completion, the Company will provide to any person, without charge and upon request, a copy of the code of ethics.

Material Changes to the Procedures by which Security Holders May Recommend Nominees to the Board of Directors

There have been no material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Audit Committee Expert

Our Board of Directors does not have a separate audit committee. The board has determined that it does not have a member of the board that qualifies as an “audit committee financial expert”, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. However, we are considering appointing an independent qualified financial expert to our board of directors in order to strengthen and improve its internal disclosure controls and procedures.

ITEM 11.	EXECUTIVE COMPENSATION

Summary of Compensation

The following summary compensation table indicates the cash and non-cash compensation earned during the fiscal years ended December 31, 2007 and 2006 by our principal executive officer, principal financial officer, and three most highly compensated executive officers whose total compensation exceeded $100,000 (if any) during the fiscal year ended December 31, 2007 and 2006.

Summary Compensation

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ( $)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ( $)	Total ($)
Hongjun Li,	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CEO	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Yvonne Zhang,	2007	9,167	-0-	-0-	-0-	-0-	-0-	-0-	9,167
Interim CFO (1)	2006	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
____________
(1) Ms. Zhang became our interim chief financial officer on August 1, 2007.

Outstanding Equity Awards at Fiscal Year-End

There are no unexercised options, unvested stock awards or equity incentive plan awards for any of the above-named executive officers outstanding as of December 31, 2007.

Compensation of Directors

We did not pay any compensation to members of our board of directors for fiscal year 2007.

Grants of Plan-Based Awards

We did not make any grants of plan-based awards to our directors or named executive officers during our fiscal year-ended December 31, 2007.

Outstanding Equity Awards

There are no unexercised options, stock that has not vested, or equity incentive plan awards for any of our directors or named executive officers outstanding as of December 31, 2007.

Option Exercises and Stock Vested

There were no exercises of stock options, stock appreciation rights, or similar instruments, and no vesting of stock, including restricted stock, restricted stock units and similar instruments, during the last completed fiscal year for any of our directors or named executive officers.

Pension Benefits

We currently have no plans that provide for payments or other benefits at, following, or in connection with retirement of our directors or named executive officers.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

    We currently have no defined contribution or other plans that provide for the deferral of compensation to our directors or named executive officers on a basis that is not tax-qualified.

Potential Payments upon Termination of Employment and Change-In-Control Arrangements

Other than any employment agreements described in this report, we currently have no contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to a named executive officer at, following, or in connection with any termination, including without limitation resignation, severance, retirement or a constructive termination of a named executive officer, or a change in control of the registrant or a change in the named executive officer’s responsibilities, with respect to each named executive officer.

Employment Agreements

In connection with the appointment of Ms. Yvonne Zhang as our interim chief financial officer in August 2007, we entered in to a one-year employment agreement with her which expires in July 2008. The agreement provides for a yearly salary of $22,000 payable in monthly installments on the first day of the month, as well as reimbursement of expenses. Under the terms of the employment agreement, Ms. Zhang has the right to terminate her employment by giving us prior notice with or without cause, and we hold an equal right subject to a longer notice period. A copy of the employment agreement is included as an exhibit to this Annual Report as Exhibit 99.7.

Indemnification of Officers and Directors

The only statutes, charter provisions, by-laws, contracts or other arrangements under which any controlling person, director or officer of the Company is or may be insured or indemnified against any liability which he may incur in that capacity, are as follows:

(1)           Sections 78.037, 78.7502, 78.751, and 78.752 of the Nevada Revised Statutes offer limitation of liability protection for officers and directors, indemnification protection of officers, directors, employees and agents of a Nevada corporation, and provide that Nevada corporations may purchase insurance to protect directors, officers, employees and agents. They generally provide that:

(a)           a Nevada corporation may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, except an action by or in the right of the corporation, by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses, including attorneys' fees, judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with the action, suit or proceeding if he acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful;

(b)           a Nevada corporation may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against expenses, including amounts paid in settlement and attorneys' fees actually and reasonably incurred by him in connection with the defense or settlement of the action or suit if he acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation. Indemnification may not be made for any claim, issue or matter as to which such a person has been adjudged by a court of competent jurisdiction, after exhaustion of all appeals therefrom, to be liable to the corporation or for amounts paid in settlement to the corporation, unless and only to the extent that the court in which the action or suit was brought or other court of competent jurisdiction determines upon application that in view of all the circumstances of the case, the person is fairly and reasonably entitled to indemnity for such expenses as the court deems proper; and

(c)           to the extent that a director, officer, employee or agent of a corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding referred to above, or in defense of any claim, issue or matter therein, the corporation shall indemnify him against expenses, including attorneys' fees, actually and reasonably incurred by him in connection with the defense.

(2)           The Company's articles of incorporation provides that to the fullest extent allowed by law, the directors and executive officers of the Company shall be entitled to indemnification from the Company for acts or omissions taking place in connection with their activities in such capacities.

(3)           The Company's by-laws provides indemnification rights to the Company's officers, directors or controlling persons in a manner similar to the Nevada statutes described above.

(4)           Although Nevada law provides that Nevada corporations may purchase liability insurance to protect officers and directors, the Company has no directors and officers insurance or any other type of insurance that insures its officers, directors or controlling persons against liabilities that may arise against them those capacities.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plan

The following table provides information as of December 31, 2007 with respect to compensation plans, under which securities are authorized for issuance, aggregated as to (i) compensation plans previously approved by stockholders, and (ii) compensation plans not previously approved by stockholders.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity compensation plans approved by security holders	--	--	--
Equity compensation plans not approved by security holders	-- (2)	--	--
Total	-- (2)	--	5,000,000
____________

(1) As of December 31, 2007, we had the following equity compensation plan in effect:

On March 14, 2006, we adopted a stock incentive plan for officers, directors, employees, and consultants entitled the “2006 Stock Option/Stock Issuance Plan” (hereinafter the “Plan”). The maximum number of shares that may be issued under the Plan is 5 million shares of our common stock options. The Plan has not previously been approved by security holders. Under this Plan, we may issue common stock options to purchase common stock to certain of our officers, directors and employees and consultants and to our subsidiaries. The Plan is administered either by the compensation committee or a committee appointed by the board of directors that is comprised of a combination of two or more officers and/or members of the board of directors. The committee has full and complete authority, in its discretion, but subject to the express provisions of the Plan to approve the eligible persons nominated by our management to be granted awards of common stock (“Awards”) or stock options, to determine the number of Awards or stock options to be granted to an eligible person; to determine the time or times at which or stock options shall be granted; to establish the terms and conditions upon which Awards or stock options may be exercised; to remove or adjust any restrictions and conditions upon Awards or stock options; to specify, at the time of grant, provisions relating to exercisability of stock options and to accelerate or otherwise modify the exercisability of any stock options; and to adopt such rules and regulations and to make all other determinations deemed necessary or desirable for the administration of the Plan. As of December 31, 2007, there are 5 million shares of our common stock options remaining available for future issuance under the Plan.

(2)         50,000 stock options were granted to our prior legal counsel with an exercise price equal to the fair market value of our common stock as of the effective date of our retainer agreement with such counsel. As of December 31, 2007, none of these stock options were exercised, and these stock options are no longer outstanding.

Security Ownership of Certain Beneficial Owners and Management

Security Ownership Prior To Change Of Control

As discussed in Item 9B above (“Other Information”), we acquired Hong Yuan and Sheng Yu on April 4, 2008(the “Acquisition”), and in connection with the acquisition of these two companies, we issued 8,000,000 shares of our common stock to the Xing An Owners. As a result, the Xing An Owners became our controlling shareholders and Hong Yuan and Sheng Yu became our subsidiaries.

The following table sets forth information regarding the beneficial ownership of our common stock as of April 3, 2008, for each of the following persons, prior to closing of our acquisition of Hong Yuan and Sheng Yu:

•	each of our directors and named officers prior to the closing of the Acquisition;

•	all of the directors and executive officers as a group prior to the closing of the Acquisition; and

•	each person who is known by us to own beneficially five percent or more of our common stock prior to the closing of the Acquisition.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.  Shares of common stock subject to options, warrants or convertible securities exercisable or convertible within 60 days of April 3, 2008 are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder’s name.

Name and Address of Beneficial Owner (1)	Number of Shares (2)		% of Class of Stock Outstanding
	Common Stock	Preferred Stock (3)	Common Stock (4)	Preferred Stock

Hongwen Li, Chairman of the Board of Directors	1,092,038	400,000	15.75%	100%
Hongjun Li, President and Director	422,971	-	6.10%	-
Yvonne Zhang, Interim Chief Financial Officer	-	-	-	-
Huan Liu, Secretary	-	-	-	-
All Directors and Executive Officers as a Group (4) persons	1,515,009	400,000	21.85%	100%
______________
(1)	Unless otherwise indicated, the address of the following stockholders is 20337 Rimview Place, Walnut, California, 91789.

(2)
Security ownership information for beneficial owners is taken from statements filed with the Securities and Exchange Commission pursuant to information made known by the Company. There are no shares issuable to any beneficial owner, director or executive officer pursuant to stock options that are/or will become exercisable within 60 days of April 3, 2008.

(3)
Each share of preferred stock is convertible into 1 share of common stock (as adjusted in proportion to our January 2008 reverse stock split) and vote on an as converted basis with the shares of common stock on all matters presented to shareholders. The shareholdings of Mr. Hongwen Li, on a fully converted basis, when added to those of Mr. Hongjun Li, amount to approximately 26.12% of the issued and outstanding shares of common stock of the Company on a fully-converted basis.

(4)	Based on 6,932,582 shares of common stock and preferred stock outstanding on April 3, 2008.

Security Ownership After Change Of Control

The following table sets forth information regarding the beneficial ownership of our common stock after April 4, 2008, for each of the following persons, after giving effect to the Acquisition:

•	each of our directors and named officers after the closing of the Acquisition;

•	all directors and named executive officers as a group after the closing of the Acquisition; and

•	each person who is known by us to own beneficially five percent or more of our common stock after the closing of the Acquisition.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder’s name. The percentage of class beneficially owned set forth below is based on 14,932,582 shares of common stock outstanding after April 4, 2008.

Name and Address of Beneficial Owner (1)	Number of Shares (2)		% of Class of Stock Outstanding
	Common Stock	Preferred Stock (3)	Common Stock (4)	Preferred Stock

Hongwen Li, Chairman of the Board of Directors	1,092,038	400,000	7.31%	100%
Hongjun Li, President and Director	422,971	-	2.83%	-
Yvonne Zhang, Interim Chief Financial Officer	-	-	-	-
Huan Liu, Secretary	-	-	-	-
Heilongjiang Xing An Mining Development Group Co., Ltd. (5)	8,000,000	-	53.57%	-
Mingshu Gong (5)	8,000,000	-	53.57%	-
Yunjia Yue (5)	8,000,000	-	53.57%	-
Yunpeng Yue (5)	8,000,000	-	53.57%	-
Guoqing Yue (5)	8,000,000	-	53.57%	-
All Directors and Executive Officers as a Group (4) persons	1,515,009	400,000	10.14%	100%

(1)	Unless otherwise indicated, the address of the named beneficial owners is: 20337 Rimview Place, Walnut, California, 91789.

(2)
Security ownership information for beneficial owners is taken from statements filed with the Securities and Exchange Commission pursuant to information made known by the Company. There are no shares issuable to any beneficial owner, director or executive officer pursuant to stock options that are/or will become exercisable within 60 days of April 4, 2008.

(3)
Each share of preferred stock is convertible into 10 shares of common stock and vote on an as converted basis with the shares of common stock on all matters presented to shareholders. The shareholdings of Mr. Hongwen Li, on a fully converted basis, when added to those of Mr. Hongjun Li, amount to approximately 12.49% of the issued and outstanding shares of common stock of the Company on a fully-converted basis.

(4)	Based on 14,932,582 shares of Common Stock and Preferred Stock outstanding after April 4, 2008.

(5)
The address of these named beneficial owners is: No. 9 People Road, Jiagedaqi, Jiagedaqi District, Da Xing'an Mountain Region, Heilongjiang Province, PRC 165000. These named beneficial owners received shares of our common stock in connection with the Acquisition, which shares are held in escrow pursuant to an escrow agreement dated as of April 4, 2008, as security for these named beneficial owners’ indemnification obligations in connection with the Acquisition. Mingshu Guo, Yunjia Yue, Yunpeng Yue and Guoqing Yue are also all shareholders and directors of Heilongjiang Xing An Mining Development Group Co., Ltd. (“Xing An Mining”), and thus indirectly own the shares of our common stock issued to Xing An Mining. Therefore, the number of shares reported as beneficially owned by Mingshu Guo, Yunjia Yue, Yunpeng Yue and Guoqing Yue include the shares held by Xing An Mining.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Since the beginning of our last fiscal year, we were not a party to any transaction in which a related person has or will have a direct or indirect material interest and in which the amount involved exceeds $120,000 or one percent of the average of our total assets at year end for fiscal 2007 and 2006, nor is any such transaction currently proposed as of the date of this Annual Report.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

As approved by our board of directors, we dismissed Jimmy C.H. Cheung & Co. (“Cheung & Co.”) as our independent auditors effective October 19, 2007.  Cheung & Co. served as our independent auditors for the fiscal years ended December 31, 2006 and December 31, 2005 and for the quarterly review for 2006. On October 19, 2007, we engaged Goldman Parks Kurland Mohidin, LLP (“GPKM LLP”) as our outside independent accounting firm for the fiscal years ended December 31, 2007.

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2007 and December 31, 2006 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	December 31, 2007	December 31, 2006
(i) Audit Fees	$160,000	$36,900
(ii) Audit Related Fees	0	0
(iii) Tax Fees	0	0
(iv) All Other Fees	0	0
Total fees	$160,000	$36,900

Fees for audit services include fees associated with the annual audit and the review of documents filed with the Securities and Exchange Commission including quarterly reports on Form 10-Q and the Annual Report on Form 10-K. Audit-related fees principally included accounting consultation and information system control reviews.  Tax fees included tax compliance, tax advice and tax planning work.

PART IV

ITEM 15.   EXHIBITS

Financial Statements

The following consolidated financial statements of Songzai are included in Part II, Item 8 of this Report:

Report of Goldman Park Kurland Mohidin, LLP, Registered Independent Public Accounting Firm

Report of Jimmy C.H. Cheung & Co., Registered Independent Public Accounting Firm

Consolidated Balance Sheets at December 31, 2007 and 2006

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2007 and 2006

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2007 and 2006

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007 and 2006

Notes to Consolidated Financial Statements

Financial Statement Schedules

Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

Exhibits

  EXHIBIT INDEX

Exhibit Number	Description

2.1	Plan of Exchange, dated September 23, 2004 by which Heritage Companies, Inc. shall acquire Harbin Yong Heng Ke Ji Fa Zhan You Xian Ze Reng Gong Si. (1)

2.2
Purchase and Sale Agreement By and Among Songzai Metal Products Co. Ltd and Songzai International Holding Group, Inc. (“Songzai”) covering the acquisition of certain assets formerly owned by Heihe Jinchang Coal Mine Co., Ltd. (2)

2.3
Stock Purchase Agreement dated as of December 31, 2007 by and among Songzai, Heilongjiang Xing An Group Hong Yuan Coal Mining Co., Ltd. (“Hong Yuan”), Heilongjiang Xing An Group Sheng Yu Ming Co., Ltd. (“Sheng Yu”), and the holders of 100% of the equity interests of Hong Yuan and Sheng Yu (the “Xing An Owners”). (3)

3.1	Articles of Incorporation dated June 7, 2001. (4)

3.2	Certificate of Amendment to Articles of Incorporation dated October 23, 2003. (4)

3.3	Articles of Exchange among Harbin Yong Heng Ke Ji Fa Zhan You Xian Ze Reng Gong Si and Songzai International Holding Group, Inc. (5)

3.4	Certificates of Amendments to Articles of Incorporation, dated October 23, 2003. (5)

3.5	Certificate of Amendment to Articles of Incorporation dated July 16, 2004. (4)

3.6	Certificate of Designation, Preference and Rights of Convertible Preferred Stock dated January 9, 2006. (4)

3.7	Certificate of Change Pursuant to NRS 78.209 as filed with the Secretary of State of Nevada on January 7, 2008. (6)

3.8	By-laws. (4)

4.1	Form of the Promissory Note issued to the Xing An Owners (7)

10.1	Escrow Agreement dated as of April 4, 2008, by and among the Songzai, the Xing An Owners and U.S. Bank (7)

10.2	Trust Agreement dated as of April 4, 2008, by and among Songzai, the Xing An Owners and Anping Cang (7)

21.1	List of subsidiaries (7)

23.1	Consent of Goldman & Park, LLP (7)

23.2	Consent of Jimmy C.H. Cheung & Co. (7)

23.3	Consent of John T. Boyd Company, independent geologists (7)

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer (7)

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer (7)

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer (7)

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer (7)

99.1	Coal Mining Right Permit issued by the Heilongjiang Province National Land and Resources Officer, dated December 31, 2005. (4)

99.2	Coal Mining Right Permit issued by the Heilongjiang Province Economy Committee, dated December 31, 2005. (4)

99.3	Safe Production Certificate issued by the Heilongjiang Coal Safety Inspection Bureau, dated February 16, 2006. (4)

99.4	Audited consolidated financial statements of Hong Yuan and Sheng Yu for the years ended December 31, 2007 and 2006, and accompanying notes to consolidated financial statements. (7)

99.5	Pro forma financial information. (7)

99.6	Press release dated April 10, 2008. (7)

99.7	Employment agreement between Songzai and Yvonne Zhang dated as of July 20, 2007. (7)
___________

(1)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed on January 2, 2004

(2)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed on April 8, 2004.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 7, 2008.

(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB filed on March 31, 2006.

(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A filed on May 14, 2004.

(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 10, 2008.

(7)	Filed herewith.

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONGZAI INTERNATIONAL HOLDING GROUP, INC. (Registrant)

Date: April 10, 2008	By:	/s/ Hongjun Li
Hongjun Li
President

Date: April 10, 2008	By:	/s/ Yvonne Zhang
Yvonne Zhang
Interim Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Hongwen Li	Chairman of the Board of Directors	April 10, 2008
Hongwen Li

/s/ Hongjun Li	President and Director	April 10, 2008
Hongjun Li

/s/ Yvonne Zhang	Interim Chief Financial Officer	April 10, 2008
Yvonne Zhang

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Songzai International Holding Group, Inc.

We have audited the accompanying consolidated balance sheet of Songzai International Holding Group, Inc. and subsidiaries as of December 31, 2007 and the related consolidated statements of income and other comprehensive income, stockholders' equity, and cash flows for the year ended December 31, 2007.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Songzai International Holding Group, Inc.
 and Subsidiaries as of December 31, 2007 and the consolidated results of their operations and their consolidated cash flows for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

Goldman Parks Kurland Mohidin
Encino, California
March 7, 2008

Jimmy C.H. Cheung & Co
Certified Public Accountants	Registered with the Public Company
(A member of Kreston International)	Accounting Oversight Board

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

Songzai International Holding Group, Inc.

We have audited the accompanying consolidated balance sheets of Songzai International Holding Group, Inc. and subsidiaries as of December 31, 2006 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2006. These fnancial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these fnancial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the fnancial statements. An audit also includes assessing the accounting principles used and signifcant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits of the fnancial statements provide a reasonable basis for our opinion.

In our opinion, the fnancial statements referred to above present fairly in all material respects, the fnancial position of Songzai International Holding Group, Inc. and subsidiaries as of December 31, 2006 and the results of its operations and its cash flows for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 16, the Company restated its consolidated fnancial statements for the year ended December 31, 2006.

JIMMY C.M. CHEUNG & CO
Certifed Public Accountants

Hong Kong

Date: February 1, 2007 except for Note 16, to which the date is April 10, 2008.

1607 Dominion Centre, 43 Queen's Road East, Wanchal, Hong Kong Telephone : (852) 25295500 Fax: (852) 28651067 Email : jimmycheung@jimmycheungco.com Website : http://www.jimmycheungco.com	Kreston International A global association of independent accountans and business advisors

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2007

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$4,494,978
Restricted cash	62,062
Advance to suppliers	185,771
Other receivables	121,700
Inventory	366,514
Prepaid expenses	57,920
Prepaid mining right - current	164,505

Total current assets	5,453,450

PREPAID MINING RIGHT	1,380,017

PROPERTY AND EQUIPMENT, net	5,904,310

CONSTRUCTION IN PROGRESS	157,651

TOTAL ASSETS	$12,895,428

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$270,385
Unearned revenue	308,388
Other payables	514,919
Tax payable	190,726
Advance from shareholder	636,465

Total current liabilities	1,920,883

DEFERRED TAX LIABILITY	128,922

Total liabilities	2,049,805

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
Series A Preferred Stock ($0.001 par value, 8,000,000 shares
authorized, 400,000 shares issued and outstanding)	$400
Common stock ($0.001 par value, 1,000,000,000 shares authorized,
69,323,748 shares issued and outstanding)	6,932
Paid in capital	4,665,349
Statutory reserve	1,794,559
Accumulated other comprehensive income	943,935
Retained earnings	3,434,448

Total stockholders' equity	10,845,623

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,895,428

The accompanying notes are an integral part of the consolidated financial statements.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
		RESTATED

Net sales	$12,351,166	$3,835,427

Cost of goods sold	(5,586,468)	(2,402,459)

Gross profit	6,764,698	1,432,968

Operating expenses
Selling expenses	-	13,311
General and administrative expenses	1,808,966	697,338

Total operating expenses	1,808,966	710,649

Income from operations	4,955,732	722,319

Non-operating income (expenses)
Interest income	1,730	211
Interest expense	(27,017)	(7,540)
Other income	1,330	-
Other expenses	(25,121)	463
Financial expense	(345)	-

Total non-operating expenses	(49,423)	(6,866)

Income before income tax	4,906,309	715,453

Income tax expense	(818,438)	(10,197)

Net income	4,087,871	705,256

Other comprehensive item
Foreign currency translation	649,641	306,221

Comprehensive Income	$4,737,512	$1,011,477

Basic weighted average shares outstanding	6,932,375	6,926,841

Diluted weighted average shares outstanding	7,332,375	7,326,841

Basic net earnings per share	$0.59	$0.10

Diluted net earnings per share	$0.56	$0.10

The accompanying notes are an integral part of the consolidated financial statements.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
		RESTATED

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,087,871	$705,256
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	892,448	593,806
Imputed interest expense	27,017	1,564
Increase in deferred tax liability	102,052	10,197
Issuance of common stock for services	-	48,000
(Increase) decrease in current assets:
Accounts receivable	380,269	(370,388)
Advance to suppliers	(169,606)	-
Other receivables	(50,545)	(833,465)
Prepaid expenses	1,289,710	-
Inventory	(342,213)	(9,063)
Prepaid mining rights	(1,314,786)	-
Increase (decrease) in current liabilities:
Accounts payable	(111,004)	179,692
Unearned revenue	(126,666)	-
Accrued liabilities and other payables	(39,008)	250,439
Tax payable	96,090	45,433

Net cash provided by operating activities	4,721,629	621,471

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	(59,522)	-
Acquisition of property & equipment	(809,505)	(930,025)
Construction in progress	(151,200)	-
Proceeds from disposal of discontinued operation	-	241,000

Net cash used in investing activities	(1,020,227)	(689,025)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to shareholder	526,080	104,235
(repayment) / proceeds on note payable	(47,077)	5,976

Net cash provided by financing activities	479,003	110,211

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	184,354	5,004

NET INCREASE IN CASH & CASH EQUIVALENTS	4,180,403	42,657

CASH & CASH EQUIVALENTS, BEGINNING OF YEAR	130,221	82,561

CASH & CASH EQUIVALENTS, END OF YEAR	$4,494,978	$130,222

Supplemental Cash flow data:	$691,430	$-
Income tax paid	$-	$5,976
Interest paid

The accompanying notes are an integral part of the consolidated financial statements.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Series A				Additional			Accumulated other
	Preferred Stock		Common Stock		paid-in	Retained	Statutory	Comprehensive
	Shares	Amount	Shares	Amount	capital	earnings	reserve	gain (loss)	Total
Balance at December 31, 2005	400,000	$400	69,123,748	$69,124	$4,526,366	$190,365	$245,515	$(11,927)	5,019,843

Issuances of common stock for services	-	-	200,000	200	47,800	-	-	-	48,000

Net income for the year	-	-	-	-	-	705,256	-	-	705,256

Foreign currency translation gain	-	-	-	-	-	-	-	306,221	306,221

Imputed interest on advances from a stockholder	-	-	-	-	1,564	-	-	-	1,564

Transfer from retained earnings to statutory reserve	-	-	-	-	-	(173,025)	173,025	-	-

Balance at December 31, 2006 (Restated)	400,000	400	69,323,748	69,324	4,575,730	722,596	418,540	294,294	6,080,884

Net income for the year	-	-	-	-	-	4,087,871	-	-	4,087,871

Foreign currency translation gain	-	-	-	-	-	-	-	649,641	649,641

Increased in paid in capital	-	-	-	-	210	-	-	-	210

Imputed interest on advances from a stockholder	-	-	-	-	27,017	-	-	-	27,017

Transfer from retained earnings to statutory reserve	-	-	-	-	-	(1,376,019)	1,376,019	-	-

Balance at December 31, 2007	400,000	$400	69,323,748	$69,324	$4,602,957	$3,434,448	$1,794,559	$943,935	$10,845,623

The accompanying notes are an integral part of the consolidated financial statements.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Songzai International Holding Group, Inc. (“Songzai” or the “Company”) was incorporated in Nevada on June 7, 2001 under the name of Heritage Companies, Inc. (“Heritage”). On November 5, 2003, the Articles of Incorporation were amended to change the name of the Company to Songzai International Holding Group, Inc.

On September 23, 2004, the Company acquired a 75% interest in Heilongjiang Tong Gong Kuang Ye You Xian Gong Si (“Tong Gong”), an operational coal mine located near Heihe City in the PRC. To effect the payment of the purchase price, the Company authorized a class of 8,000,000 convertible preferred shares under Nevada law, and issued 400,000 shares of “blank check” preferred stock that is convertible into 4,000,000 shares of common stock to exchange for a 75% interest in Tong Gong’s registered capital of $4,009,662 (RMB 33,200,000).  In addition to the 75% interest in Tong Gong, Harbin Green Ring Biological Degradation Products Developing Co., Ltd. (“Harbin Green”) transferred a 25% net profits interest in Tong Gong to the Company. Harbin Green is controlled by Mr. Hong Wen Li, Chairman and Chief Executive officer of the Company.

Subsequently, Harbin Green assigned all of its interest in the registered capital of Tong Gong to the Company. Therefore, the Company is now the beneficial owner of 100% interest in the registered capital of Tong Gong.

During October 2004, the Company discontinued the operations of Yong Heng, those were recorded as discontinued operations in 2005.

On December 28, 2005, pursuant to a Purchase and Sale Agreement, the Company sold 100% interest in its subsidiary - Yong Heng to a third party for $241,000.

The Company is engaged in coal production by exploration, assembling, assessing, permitting and developing coal properties in the People’s Republic of China (the “PRC”). After obtaining permits from the National Land and Resources Office and Heilongjiang Province Economy Committee, the Company extracts coal from its mine property, and sells most of the coal on a per ton basis for cash on delivery, primarily to power plants, cement factories, wholesalers and individuals for home heating.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of Songzai and its 100% owned subsidiary Tong Gong. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting year. Significant estimates, required by management, include the recoverability of long-lived assets and the valuation of inventories. Actual results could differ from those estimates.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2007, the Company had restricted cash of $62,062 in the bank as pledge for safety production of coal mine that is required by Heilongjiang Safety Production Oversee Board.

Accounts Receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  At December 31, 2007, the Company’s accounts receivable was $0.

Inventories

Inventories consists of coal extracted from the ground that is available for delivery to customers, as well as extracted coal which has been removed from the ground but not yet processed through a wash plant. Inventories of coals are valued at the lower of average cost or market, cost being determined on a first in, first out method and include labor costs and all expenditures directly related to the removal of coal.

Prepaid Mining Right

Prepaid mining right is the amount paid to acquire the right to mine the coal reserves.  Prepaid mining right is amortized over the life of the reserves that are proven and probable.

Asset Retirement Cost and Obligation

The Company uses Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations. This Statement generally requires the Company’s legal obligations associated with the retirement of long-lived assets are recognized at fair value at the time the obligations are incurred. Obligations are incurred at the time development of a mine commences for underground mines or construction begins for support facilities, refuse areas and slurry ponds. The obligation’s fair value is determined using discounted cash flow techniques and is accreted over time to its expected settlement value. Upon initial recognition of a liability, a corresponding amount is capitalized as part of the carrying amount of the related long-lived asset. Amortization of the related asset is recorded on a straight line basis over the useful lives of the reserves.  The Company did not incur and does not anticipate incurring any material dismantlement, restoration and abandonment costs given the nature of its producing activities and the current PRC regulations surrounding such activities.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to expense as incurred.  When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations.

Depreciation is provided on a straight-line basis, less estimated residual value over the assets’ estimated useful lives. The estimated useful lives are as follows:

Plant and Machinery	10-15 Years
Motor Vehicles	5 Years
Building and Mining Structure	10 Years

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

Impairment of Long-Lived Assets

Long-lived assets, which include property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  Based on its review, the Company believes that, as of December 31, 2007, there were no significant impairments of its long-lived assets.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Tong Gong is a Sino-foreign joint venture enterprise formed in the PRC that is subject to PRC income tax computed according to the relevant laws and regulations in the PRC. According to the PRC government local tax bureau, the Company is entitled to full income tax relief for the first two years commencing on January 2005 and a reduction in income tax rate of 18%, from 33% to 15% for the subsequent three years from 2007 to 2009, and subject to income tax rate of 30% for the years thereafter.  Net income for the years ended December 31, 2007 and 2006 would have been lower by approximately $835,000 and $345,000, respectively, if Tonggong was not exempt from income taxes in 2006 and enjoyed a reduced rate of 18% in 2007.

Songzai parent has a net operating loss of approximately $1,426,000 at December 31, 2007.  A 100% valuation allowance has been established due to the uncertainty of its realization.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48.  As a result of the implementation of Interpretation 48, the Company recognized no material adjustments to liabilities or stockholders’ equity.  When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

Revenue Recognition

The Company's revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (“SAB”) 104.  Coal sales revenues include sales to customers of coal produced at Company operations and coal purchased from other coal mining companies. Sales revenue is recognized when a formal arrangement exists, which is generally represented by a contract between the Company and the buyer; the price is fixed or determinable; title has passed to the buyer, which generally is at the time of delivery; no other significant obligations of the Company exist and collectibility is reasonably assured.  Payments received before all of the relevant criteria for revenue recognition are recorded as unearned revenue.

Sales revenue represents the invoiced value of coal, net of value-added tax (“VAT”).  All of the Company’s coal that is sold in the PRC is subject to Chinese value-added tax of 13% of the gross sales price.  This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product.  The Company recorded VAT payable and VAT receivable net of payments in the financial statements.  The VAT tax return is filed offsetting the payables against the receivables.

VAT payable on sales and VAT on purchases was $1,605,651 and $134,494 for the year ended December 31, 2007, and $531,197 and $88,325 for the year ended December 31, 2006, respectively.  Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government.

Cost of Goods Sold

Cost of goods sold consists primarily of direct material, direct labor, depreciation of mining preparation plant such as underground tunnel and major mine well and related expenses, which are directly attributable to the production of coals.  Write-down of inventory to lower of cost or market is also recorded in cost of goods sold.

Resource Compensation Fees

In accordance with the relevant regulations, the Company is required to pay mineral resource compensation fees to the Local Land Resource Bureau at RMB 3 per ton for the total production during the year.  The Company expenses such costs when incurred.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of other receivables. The Company does not require collateral or other security to support these receivables. The Company conducts periodic reviews of its clients' financial condition and customer payment practices to minimize collection risk on other receivables.

The operations of the Company are located in the PRC.  Accordingly, the Company's business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy.

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows,” cash flows from the Company's operations are calculated based upon the local currencies.  As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

Basic and diluted earnings per share (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted net earnings per share are based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  The following table presents a reconciliation of basic and diluted earnings per share:

	2007	2006
Net income for basic and diluted shares outstanding	$4,087,871	$705,256

Weighted average shares outstanding - basic	6,932,375	6,926,841
Effect of dilutive securities:
Series A preferred stock	400,000	400,000
Unexercised warrants	-	-
Weighted average shares outstanding - diluted	7,332,375	17,326,840

Earnings per share - basic	$0.06	$0.01
Earnings per share – diluted	$0.06	$0.01

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires that the Company disclose estimated fair values of financial instruments.  The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Fair value of financial instruments is made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair values.

The carrying value of cash and cash equivalents, accounts payable and accrued liabilities approximate their fair value because of the short-term nature of these instruments. The Company places its cash and cash equivalents with what it believes to be high credit quality financial institutions. The Company has a diversified customer base, most of which are in the PRC. The Company controls credit risk related to accounts receivable through credit approvals, credit limit and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

All of the Company’s operation is in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between the USD and the RMB.

Foreign Currency Translation and Comprehensive Income (Loss)

Tonggong’s functional currency is the Renminbi (“RMB”). For financial reporting purposes, RMB has been translated into United States dollars ("USD") as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period.

Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated other comprehensive income". Gains and losses resulting from foreign currency transactions are included in income. There has been no significant fluctuation in exchange rate for the conversion of RMB to USD after the balance sheet date.

On July 21, 2005, the central government of China allowed the RMB to fluctuate, ending its decade old valuation peg to the U.S. dollar.  Historically, the Chinese government has benchmarked the RMB exchange ratio against the U.S. dollar, thereby mitigating the associated foreign currency exchange rate fluctuation risk.  The Company does not believe that its foreign currency exchange rate fluctuation risk is significant, especially if the Chinese government continues to benchmark the RMB against the U.S. dollar.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

This quotation of the exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the People’s Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People’s Bank of China.

The Company uses SFAS No. 130 “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the years ended December 31, 2007and 2006 included net income and foreign currency translation adjustments.

Segment Reporting

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires use of the “management approach” model for segment reporting.  The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

SFAS 131 has no effect on the Company’s financial statements as substantially all of its operations are conducted in one industry segment - coal mining.

New Accounting Pronouncements

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a framework for measuring fair value, and expands disclosures about fair value measurements required under the accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for fiscal year, including financial statements for an interim period within the fiscal year. The Company is currently evaluating the impact, if any, that SFAS No. 157 will have on its financial statements.

Fair Value Option for Financial Assets and Financial Liabilities

In February of 2007 the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.”  The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company believes that the adoption of SFAS 159 will not have a significant impact on its financial statements.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific items, including:

•	Acquisition costs will be generally expensed as incurred;

•	Noncontrolling interests (formerly known as “minority interests” – see SFAS 160 discussion below) will be valued at fair value at the acquisition date;

•
Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

•	In-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;

•	Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and

•	Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, since we are a calendar year-end company we will continue to record and disclose business combinations following existing GAAP until January 1, 2009. We expect SFAS 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Like SFAS 141R discussed above, earlier adoption is prohibited. We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS 160 on our consolidated financial position, results of operations and cash flows.

3. INVENTORY

Inventories at December 31, 2007 consisted of coals and materials that need for coal extraction.

4. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at December 31, 2007:

Building and mining structure	$6,576,959
Production equipment	1,208,245
Vehicle	122.764
7,907,968
Less: Accumulated depreciation	(2,003,658)
$5,904,310

Depreciation expense for the years ended December 31, 2007 and 2006 was $824,517 and $568,750, respectively.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

5. OTHER RECIEVABLES

Other receivables mainly consists of deposits for certain mining certificates issued by the specific PRC Authorities, prepayment for working supplies and advance to employees for traveling and other business related expenses.

6. PREPAID MINING RIGHT

Prepaid mining right represents the amount the Company paid for its coal reserves and is amortized over the life of the reserves that are proven and probable, currently 10 years. The price was RMB 3.09 per ton during years 2006 through 2007, and will vary each year depending on the decision of the local Mining Bureau’s from which the Company acquired the rights. The Company is generally required to pay the full amount of mining right within five years unless specific good cause exists for extension.

The Company’s prepaid mining right consisted of the following at December 31, 2007:

Prepaid mining right	$1,645,053
Less: Amortized portion	(100,531)
Prepaid mining right, net	$1,544,522

The total coal reserves the Company may extract under the mining right is 6,149,700 tons.  At December 31, 2007, the Company is committed to pay for 2,266,205 tons of coal at RMB 3.09 ($0.42) per ton for the total amount of $951,806.  The contract has been accounted for similar to a royalty agreement as neither the payment terms nor the price per ton is fixed.

7. RELATED PARTY TRANSACTION

The Company owed a stockholder $636,465 for short-term advances at December 31, 2007. Imputed interest expense is charged at 6% per annum on the amount due. Total imputed interest included as additional paid-in capital amounted to $27,017 and $1,564 for the years ended December 31, 2007 and 2006 respectively.

8. OTHER PAYABLE

Other payable mainly consisted of welfare payable for welfare, employee education and labor union outlays.

9. TAX PAYABLE

Tax payable consisted of the following at December 31, 2007:

Income tax payable	$26,021
Value added tax payable	151,826
Resource tax payable	12,879

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

$190,726

10. DEFFERED TAX LIABILITY

Deferred tax liability consists of tax deductible reserve for safety and maintenance expenses to be incurred in the future. The reserve is calculated based on  management’s best estimates within the unit price range provided by Ministry of Finance of PRC, currently RMB 8.7 per ton for safety expense and RMB 6 per ton for maintenance for the quantity of coal produced. For financial reporting purposes, this reserve has been recorded as an appropriation of retained earnings as under US generally accepted accounting principles, a liability for safety and maintenance expenses does not exist at the balance sheet date because there is no present obligation to transfer assets or to provide services as a result of any past transaction.

11. INCOME TAXES

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the year ended December 31, 2007 and 2006:

	2007	2006

US statutory rates	34%	34%
Tax rate difference	(1%)	(1%)
Effect of tax holiday	(20%)	(32%)
Valuation allowance	4%	-

Tax per financial statements	17%	1%

It is the management’s intention to reinvest all the income attributable to the Company earned by its operations outside the US. Accordingly, no US corporate income taxes are provided for these financial statements.

The Company is subject to income taxes by entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Songzai was incorporated in the United States and has incurred net operating loss for income tax purposes for 2007 and 2006.  Songzai has net operating loss carry forwards for income taxes amounting to approximately $1,426,000 at December 31, 2007which may be available to reduce future years’ taxable income. These carry forwards, will expire, if not utilized, commencing in 2024. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a full deferred tax asset valuation allowance has been provided.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

12. MAJOR CUSTOMERS AND VENDORS

Four major customers accounted for 43.6% and six customers accounted for 87.7% of the Company’s net revenue for years 2007 and 2006, respectively.  For year 2007, each customer accounted for about 13%, 11%, 10% and 9.6% of the sales.  For year 2006, each customer accounted for about 24%, 20%, 13%, 11%, 10% and 9.7% of the sales.  At December 31, 2007, the total receivable balance due from these three customers was $0.

There were no major vendors for the Company for the years 2007 and 2006.

13. STATUTORY RESERVES

Pursuant to the new corporate law of the PRC effective January 1, 2006, the Company is now only required to maintain one statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings.

Surplus reserve fund

The Company is now only required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital.  In 2007, the company voluntarily appropriated 15% of the net income to this reserve.  At December 31, 2007, the Company had $976,287 in this reserve

The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Common welfare fund

Common welfare fund is a voluntary fund that the Company can elect to transfer 5% to 10% of its net income to this fund.  The Company did not make any contribution to this fund for the year ended December 31, 2007.

This fund can only be utilized on capital items for the collective benefit of the Company’s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation.

Non-Surplus reserve fund (Safety and Maintenance)

According to ruling No. 119 (2004) issued on May 21, 2004, amended ruling No. 168 (2005) on April 8, 2005 by Ministry of Finance of PRC regarding “Accrual and Utilization of Coal Production Safety Expense” and “Criterion on Coal Mine Maintenance and Improvement”, the Company is required to accrue safety and maintenance expense monthly. The amount of accrual is determined by management’s best estimates within the unit price range provided by Ministry of Finance of PRC, currently RMB 6 per for safety expense and RMB 8.7 per ton for maintenance for the quantity of coal actual produced by the Company.  For financial reporting purposes, this reserve has been recorded as an appropriation of retained earnings as defined under US generally accepted accounting principles, a liability for safety and maintenance expenses does not exist at the balance sheet date. At December 31, 2007, the Company recorded $818,272 as reserve for safety and maintenance.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

The following table reconciles the statutory reserves at December 31, 2007:

Statutory surplus reserve	$976,287
Safety and Maintenance reserve	818,272

Total statutory reserves	$1,794,559

14. SHAREHOLDERS’ EQUITY

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

On December 19, 2006, the Company filed an amendment to the Certificate of Designation pursuant to which the conversion rate of the Series A Preferred Stock was amended that each share of Series A Preferred Stock is convertible into 10 fully paid and non-assessable shares of common stock.

(B) Stock issuances

During April 2006, the Company issued 20,000 shares of its restricted common stock to a service provider having a fair value of $48,000. The value of the common stock issued was determined based on the closing market price of $0.24 per share on April 12, 2006. The Company recognized marketing and promotion expenses of $48,000 as of December 31, 2006.

15. CONTINGENCIES AND COMMITMENTS

The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’ s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

The Company’s sales, purchases and expenses transactions are denominated in RMB and all of the Company’s assets and liabilities are also denominated in RMB. The RMB is not freely convertible into foreign currencies under the current law. In China, foreign exchange transactions are required by law to be transacted only by authorized financial institutions. Remittances in currencies other than RMB may require certain supporting documentation in order to affect the remittance.

The Company is required to pay the full amount of total reserves (mining right) within five years from the date the reserves is approved by Heilongjiang Province National Land Resource Office unless.  The Company’s operation may be suspended if they are not able to pay off total mining right within five years.

16. RESTATEMENT- CORRECTION OF AN ERROR

Subsequent to the issuance of our consolidated financial statements for the fiscal year ended December 31, 2006, our management determined that:

Under certain local Government regulations, the Company is required to maintain a reserve at a specified rate per ton of coal extracted for the safety and maintenance of the mining operations. The Company expenses actual costs relating to safety and maintenance  as incurred. For PRC tax purposes, the Company gets a deduction in the year the safety and maintenance expense mandated by the local government regulation is  recorded. The Company had recorded a liability for maintenance and Safety expense in 2005 and prior years and 2006 of $69,944 and $67,981, respectively. During the fourth quarter of 2007, the Company determined that the liability recorded does not meet the definition of a liability in accordance with SFAS Concepts No. 6 as there is no present obligation to transfer assets or provide services as a result of past transactions or events.

As a result, the consolidated financial statements for the fiscal year ended December 31, 2006 has been restated from the amounts previously reported.

A summary of the significant effects of the subsequent adjustments on the results of operations and financial position for the year ended December 31, 2006 are as follows:

	As Previously stated	As Restated

For the year ended December 31, 2006

Cost of Goods Sold	$2,470,440	$2,402,459
Gross Profit	1,364,987	1,432,968
Provision for income tax		10,197
Current:	-	-
Deferred:	-	10,197
Net income	$647,472	$705,256

At December 31, 2006

Account and other payables	$1,438,687	$1,300,762
Deferred tax liabilities	-	20,689
Total liabilities	1,674,575	1,557,339

Statutory Reserve	280,615	418,540
Maintenance & Safety Reserve	-	137,925
Retained Earnings-beginning of year	200,857	190,365
Retained Earnings- end of year	743,285	722,596
Total stockholders’ equity	$5,963,648	$6,080,884

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

Reclassification of cash proceeds of $241,000 from disposal of discontinued operation from cash flows from operating activities to cash flows from financing activities

17. SUBSEQUENT EVENT – REVERSE ACQUSITION

On or about December 31, 2007 (the "Effective Date"), the Company entered into a Stock Purchase Agreement with Heilongjiang Xing’an Group Hongyuan Coal Mine Co., Ltd. (Hongyuan) and Heilongjiang Xing’an Group Shengyu Mining Co., Ltd. (Shengyu) and their shareholders.

Pursuant to the terms of the Agreement, the Company acquired 90% of the registered capital, representing 90% of the outstanding equity interests, of each of Hongyuan and Shengyu from the selling shareholders for an aggregate purchase price of thirty million dollars (the "Cash Consideration") and 80,000,000 shares (pre-reverse stock split effective on January 07, 2008) of the Company's common stock ("Stock Consideration"). The remaining 10% equity interest will be in trust by the selling shareholders of Hongyuan and Shengyu for the benefit of Songzai.  The acquisition transaction will not be deemed closed until all the deliverables are made.  The transaction is completed and closed on April 4, 2007.

As a result of the share exchange agreement, Hongyuan and Shengyu’s shareholders will own 53% of the combined company.  For accounting purposes, the transaction will be accounted for as a reverse acquisition of the Company by Hongyuan and Shengyu.  The following unaudited pro forma consolidated results of continuing operations for the Company and Hongyuan and Shengyu for the years ended December 31, 2007 and 2006 presents the Company and Hongyuan and Shengyu’s operations as if the acquisitions occurred on January 1, 2007 and 2006, respectively.  The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisitions been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

	For the years ended
	December 31, 2007	December 31, 2006
	(Unaudited)
	(In thousands)

Total Revenue	$46,931	$25,152
Net Income	$17,550	$7,937

On January 7, 2008, the Company amended its Articles of Incorporation to effects a 10-to-1 reverse stock split and a proportional decrease of its authorized number of shares of common stock from 1,000,000,000 to 100,000,000 shares. All per share data has been retroactively restated.