Form 10-K/A
period 2007-12-31
SONGZAI INTERNATIONAL HOLDING GROUP INC
filed 2008-04-23
CIK 1145761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K /A
(Amendmendment No. 1)

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

Number of shares of common stock outstanding as of March 31, 2008: 6,932,582

EXPLANATORY NOTE

Songzai International Holding Group, Inc. (referred to in this discussion as “we”, “us”, “our”, “Songzai” or the “Company”) is amending its Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “Original Report”) to correct some inadvertent drafting errors contained in the Original Report.

This Form 10-K/A includes all of the information contained in the Original Report, and we have made no attempt in this Form 10-K/A to modify or update the disclosures presented in the Original Report, except as identified below.

This Form 10-K/A amends the disclosures in the Original Report primarily as follows: (i) in the description of the Tong Gong coal mine under Item I, replace reference of management estimate of the amount of in-place resources with management estimate of the amount of reserve, and remove the description of in-place resources; (ii) in the discussion of the Hong Yuan and Sheng Yu coal mines under Item 9B, revise the estimated amounts of coal reserve, remove reference to in-place resource, and revise the table showing the sulfur and ash content and calorific value of the coal; and (iii) in the description of our directors and officers under Item 10, expanded the description of our interim chief financial officer.

The disclosures in this Form 10-K/A continue to speak as of the date of the Original Report, and do not reflect events occurring after the filing of the Original Report unless expressly noted otherwise. Accordingly, this Form 10-K/A should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings. The filing of this Form 10-K/A shall not be deemed an admission that the Original Report when made included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

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

Overview

Songzai International Holding Group, Inc. (sometimes referred to in this Annual Report as “Songzai”, “Company”, “we” or “our”) is a company engaged in coal production by locating, assembling, assessing, permitting and developing coal properties in the People’s Republic of China (“PRC”). After obtaining permits from the National Land and Resources Office and Heilongjiang Province Economy Committee, we mine to extract coal minerals, and then sell most of the coal on a per ton basis in cash on delivery, primarily to power plants, cement factories, wholesalers and individuals for home heating. Through the end of March 2008, our business consisted of the operations of Tong Gong coal mine in northern PRC, located approximately 175 km southwest of Heihe City in Heilongjiang Province.

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

There are two coal seams in the mine area. Based on information as of December 31, 2005 from John T. Boyd Company, independent mining and geological consultants (the “Boyd Report”), as well as core drillings and surface exploration as well as mine maps, our management estimates that the Tong Gong coal mine has  reserve of approximately 1.53 million tons. The first seam is the stratigraphically lowest seam and is 2 meters to 5 meters thick and typically contains two to three partings. The other seam overlies the first seam and is thin and split and is generally not considered to be mineable. Reserves in the mine are only considered from the first seam.

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

Normal water inflow into the mine is controlled by three multistage centrifugal pumping units and dual discharge lines. During high water periods all three pumps can be utilized . The mine’s ventilation system includes an exhaustive fan on the surface of the main incline. Auxiliary fans are used as needed. The present mine fan is capable of satisfying projected ventilation demands.

In addition to our production permit, we must also maintain our resource mining permit issued by the Heilongjiang Province National Resources Administration Bureau. Our resource mining permit allows us to operate on a property with resources of 5.8 million tons, formulated according to Chinese standard resource estimate that includes all of the coal resources in the mining area, which differs from the formulation based on current drilled hole under SEC Industry Guide 7.

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

Overview

We are engaged in extracting and selling coal in PRC. After obtaining permits from the National Land and Resources Office and Heilongjiang Province Economy Committee, we mine to extract coal minerals, and then sell most of the coal on a per ton basis in cash on delivery, primarily to power plants, cement factories, wholesalers and individuals for home heating. Through the end of March 2008, our business consisted of the operations of Tong Gong coal mine in northern PRC, located approximately 175 km southwest of Heihe City in Heilongjiang Province.

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

The Trust Agreement

Under the terms of the stock purchase agreement, the Xing An Shareholders agree to transfer into a trust, at the closing of the Acquisition , the 10% equity interests in the Xing An Companies that we did not acquire. These non-acquired equity interests are held in the trust, created by the trust agreement, by the trustee for the benefits of Songzai as the sole beneficiary of the trust.

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

Description of the Acquired Business

Heilongjiang Xing An Hong Yuan Coal Mining Co., Ltd.

Heilongjiang Xing An Group Hong Yuan Coal Mining Co., Ltd. (“Hong Yuan”) was originally organized as a limited liability company under the laws of the PRC on August 18, 2003. After the Xing An Acquisition, it has been granted the Certificate of Approval for Establishment of Enterprises with Foreign Investment by the Government of Heilongjiang Province on March 24, 2008 (No. 2300002414). Its registered address is Xi Lin Ji Town, Mo He County, Da Xing’an Mountain District, Heilongjiang Province. Hong Yuan operates the Hong Yuan coal mine under license from Heilongjiang Administration of Land and Resources granting Hong Yuan mining rights, with an estimated coal reserve of 5.34 million tons reported as of June 30, 2007 and for which the company is licensed to produce up to 450,000 tons of coal annually.

Heilongjiang Xing An Sheng Yu Mining Co., Ltd.

Heilongjiang Xing An Group Sheng Yu Coal Mining Co., Ltd. (“Sheng Yu”) was originally organized as a limited liability company under the laws of the PRC on July 28, 2003. After the Xing An Acquisition, it has been granted the Certificate of Approval for Establishment of Enterprises with Foreign Investment by the Government of Heilongjiang Province on March 24, 2008 (No. 2300002415). Its registered address is Cross Area between Zhenxing Road and Zhonghua Road, Xi Lin Ji Town, Mo He County, Da Xing’an Mountain District, Heilongjiang Province. Sheng Yu operates the Sheng Yu coal mine under license from Heilongjiang Administration of Land and Resources granting Sheng Yu mining rights, with an estimated coal reserve of 3.54 million tons reported as of June 30, 2007 and for which the company is licensed to produce up to 150,000 tons of coal annually.

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

	Sulphur Content (%) Dry	Ash Content (%) Dry	Calorific Value (kcal/ kg gross) Dry

Coal Seam No. 3	0.60	39	4100

Coal Seam No. 4	0.70	21	5500

Coal Seam No. 5	0.80	29	5300

Coal Seam No. 6	0.70	22	5500

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

Yvonne Zhang, Interim Chief Financial Officer

Ms. Yvonne was appointed as our interim chief financial officer on August 18, 2007. In that position, she has been working ad hoc for the preparation of our financial statements included in our quarterly and Annual Reports, as well as advising the Company on our internal control.  Ms. Zhang is also the owner of V Trust Accounting and Tax Services, a CPA firm that provides tax return preparation, accounting and auditing services.  Prior to V Trust, she worked as the auditor-in-charge for various CPA firms that primarily audits public companies.  Ms. Zhang has over eight years experience in auditing, tax return preparation and accounting services.  Ms. Zhang is a licensed CPA and received her bachelor degree in accountancy from California State University at Northridge.

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

Security Ownership of Certain Beneficial Owners and Management

Security Ownership Prior To Change Of Control

As discussed in Item 9B above (“Other Information”), we acquired Hong Yuan and Sheng Yu on April 4, 2008 (the “Acquisition”), and in connection with the acquisition of these two companies, we issued 8,000,000 shares of our common stock to the Xing An Owners. As a result, the Xing An Owners became our controlling shareholders and Hong Yuan and Sheng Yu became our subsidiaries.

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

3.1	Articles of Incorporation dated June 7, 2001. (4)

3.2	Certificate of Amendment to Articles of Incorporation dated October 23, 2003. (4)

3.3	Articles of Exchange among Harbin Yong Heng Ke Ji Fa Zhan You Xian Ze Reng Gong Si and Songzai International Holding Group, Inc. (5)

3.4	Certificates of Amendments to Articles of Incorporation, dated October 23, 2003. (5)

3.5	Certificate of Amendment to Articles of Incorporation dated July 16, 2004. (4)

3.6	Certificate of Designation, Preference and Rights of Convertible Preferred Stock dated January 9, 2006. (4)

3.7	Certificate of Change Pursuant to NRS 78.209 as filed with the Secretary of State of Nevada on January 7, 2008. (6)

3.8	By-laws. (4)

4.1	Form of the Promissory Note issued to the Xing An Owners (7)

10.1	Escrow Agreement dated as of April 4, 2008, by and among the Songzai, the Xing An Owners and U.S. Bank (7)

10.2	Trust Agreement dated as of April 4, 2008, by and among Songzai, the Xing An Owners and Anping Cang (7)

21.1	List of subsidiaries (7)

23.1	Consent of Goldman & Park, LLP (7)

23.2	Consent of Jimmy C.H. Cheung & Co. (7)

23.3	Consent of John T. Boyd Company, independent geologists (7)

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer (7)

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer (7)

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer (7)

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer (7)

99.1	Coal Mining Right Permit issued by the Heilongjiang Province National Land and Resources Officer, dated December 31, 2005. (4)

99.2	Coal Mining Right Permit issued by the Heilongjiang Province Economy Committee, dated December 31, 2005. (4)

99.3	Safe Production Certificate issued by the Heilongjiang Coal Safety Inspection Bureau, dated February 16, 2006. (4)

99.4	Audited consolidated financial statements of Hong Yuan and Sheng Yu for the years ended December 31, 2007 and 2006, and accompanying notes to consolidated financial statements. (7)

99.5	Pro forma financial information. (7)

99.6	Press release dated April 23 , 2008. (7)

99.7	Employment agreement between Songzai and Yvonne Zhang dated as of July 20, 2007. (7)
___________

(1)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed on January 2, 2004

(2)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed on April 8, 2004.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 7, 2008.

(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB filed on March 31, 2006.

(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A filed on May 14, 2004.

(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 10, 2008.

(7)	Filed herewith.

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONGZAI INTERNATIONAL HOLDING GROUP, INC. (Registrant)

Date: April 23 , 2008	By:	/s/ Hongjun Li
Hongjun Li
President

Date: April 23 , 2008	By:	/s/ Yvonne Zhang
Yvonne Zhang
Interim Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Hongwen Li	Chairman of the Board of Directors	April 23 , 2008
Hongwen Li

/s/ Hongjun Li	President and Director	April 23 , 2008
Hongjun Li

/s/ Yvonne Zhang	Interim Chief Financial Officer	April 23 , 2008
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