Form 10-Q
period 2008-03-31
SONGZAI INTERNATIONAL HOLDING GROUP INC
filed 2008-05-13
CIK 1145761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to _______________

Commission File Number 0-28806

SONGZAI INTERNATIONAL HOLDING GROUP INC.
 (Exact name of registrant as specified in its charter)

Nevada (State of Incorporation)	43-1932733 (I.R.S. Employer Identification No.)

20337 Rimview Place Walnut, California (Address of principal executive offices)	91789 (Zip Code)

(909) 468-2840
 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer  ☐            Accelerated Filer  ☐           Non-Accelerated Filer  ☐          Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as determined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☐   No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 31, 2008, the Registrant had 6,932,582 shares of Common Stock outstanding.

SONGZAI INTERNATIONAL HOLDING GROUP INC.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SONGZAI INTERNATIONAL HOLDING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2008

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$7,204,465
Restricted cash	206,969
Advance to suppliers	51,002
Other receivables	150,693
Inventory	37,870
Prepaid mining right - current	164,505

Total current assets	7,815,504

PREPAID MINING RIGHT	1,397,921

PROPERTY AND EQUIPMENT, net	6,186,427

TOTAL ASSETS	$15,399,852

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$317,115
Unearned revenue	199,043
Other payables and accrued liabilities	497,351
Tax payable	342,211
Advance from shareholder	900,184

Total current liabilities	2,255,904

DEFERRED TAX LIABILITY	169,990

Total liabilities	2,425,894

CONTINGENCIES AND COMMITMENT

STOCKHOLDERS' EQUITY
Series A Preferred Stock ($0.001 par value, 8,000,000 shares	40
authorized, 40,000 shares issued and outstanding)
Common stock ($0.001 par value, 100,000,000 shares authorized,
6,932,582 shares issued and outstanding)	6,932
Additional paid in capital	4,675,256
Statutory reserve	2,264,570
Accumulated other comprehensive income	1,439,255
Retained earnings	4,587,905

Total stockholders' equity	12,973,958

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,399,852

The accompanying notes are an integral part of these combined financial statements.

SONGZAI INTERNATIONAL HOLDING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED	FOR THE THREE MONTHS ENDED
	MARCH 31, 2008	MARCH 31, 2007

Net sales	$4,132,969	$884,893

Cost of goods sold	1,813,284	840,021

Gross profit	2,319,685	44,872

Operating expenses
General and administrative expenses	420,479	199,980

Total operating expenses	420,479	199,980

Income (loss) from operations	1,899,206	(155,108)

Non-operating income (expenses)
Interest income	658	-
Interest expense	(9,547)	(3,649)
Other income	1,612	1,301
Financial expense	(258)	-

Total non-operating expenses	(7,535)	(2,348)

Income (loss) before income tax	1,891,671	(157,456)

Income tax	(268,203)	(17,051)

Net income (loss)	1,623,468	(174,507)

Other comprehensive item
Foreign currency translation	495,319	29,664

Comprehensive Income (loss)	$2,118,787	$(144,843)

Basic weighted average shares outstanding	6,932,582	6,932,375

Diluted weighted average shares outstanding	7,332,582	7,332,375

Basic net earnings (loss) per share	$0.23	$(0.03)

Diluted net earnings (loss) per share	$0.22	$(0.03)

The accompanying notes are an integral part of these combined financial statements.

SONGZAI INTERNATIONAL HOLDING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE THREE MONTHS ENDED	FOR THE THREE MONTHS ENDED
	MARCH 31, 2008	MARCH 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,623,468	$(174,507)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	363,109	168,200
Imputed interest expense	9,547	3,649
Increase in deferred tax liability	35,284	-
(Increase) decrease in current assets:
Accounts receivable	-	(129,568)
Advance to suppliers	139,216	-
Other receivables	4,069	(71,286)
Prepaid expenses	18,159	-
Inventory	336,158	-
Prepaid mining rights
Increase (decrease) in current liabilities:
Accounts payable	40,423	(89,718)
Unearned revenue	(119,019)	-
Other payables and accrued liabilities	(37,028)	217,706
Tax payable	141,109	(19,986)

Net cash provided by (used in) operating activities	2,554,495	(95,510)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	(139,614)	-
Acquisition of property & equipment	(196,915)	(21,974)

Net cash used in investing activities	(336,529)	(21,974)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to shareholder	263,719	138,585
Repayment on notes payable	-	(30,220)

Net cash provided by financing activities	263,719	108,365

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	227,802	3,637

NET INCREASE IN CASH & CASH EQUIVALENTS	2,481,685	(9,119)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	4,494,978	130,222

CASH & CASH EQUIVALENTS, END OF PERIOD	$7,204,465	$124,740

Supplemental Cash flow data:
Income tax paid	$266,700	$17,080
Interest paid	$-	$-

The accompanying notes are an integral part of these combined financial statements.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 (UNAUDITED)

NOTE 1                BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company’s consolidated financial position at March 31, 2008, the consolidated results of operations for the three months ended March 31, 2008 and 2007, and consolidated cash flows for the three months ended March 31, 2008 and 2007. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2007 appearing in the Company’s annual report on Form 10-KSB as filed with the SEC.

NOTE 2                PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements as of March 31, 2008 include the financial statements of Songzai International Holding Group, Inc. (“Songzai” or the “Company”) and its 100% owned subsidiary Heilongjiang Tong Gong Kuang Ye You Xian Gong Si (“Tong Gong”).

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

NOTE 4                CASH AND CASH EQUIVALENTS

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.
At March 31, 2008, the Company had restricted cash of $206,969 in the bank as pledge for the purpose of coal mine safety production that is required by Heilongjiang Safety Production Oversee Board.

NOTE 5                INVENTORY

Inventory consisted of coals and supplies for extraction.  Inventory is valued at the lower of average cost or market. Cost being determined on a first in, first out method and include labor costs and all expenditures directly related to the removal of coal.  As of March 31, 2008, inventory merely consisted of coal supplies in the amount of $37,870.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 (UNAUDITED)

NOTE 6                PREPAID MINING RIGHT
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

The Company’s prepaid mining right consisted of the following at March 31, 2008:

Prepaid mining right	$1,709,645
Less: Amortized portion	(147,219)
Prepaid mining right, net	1,562,426
Current	$164,505
Non Current	$1,397,921

Amortization expenses were $41,884 and $6,434 for three months ended March 31, 2008 and 2007, respectively.  Amortization expenses for the next five years are estimated to be as follows: $168,000, $168,000, $168,000, $168,000 and $168,000, respectively.

The total coal reserves the Company may extract under the mining right is 6,149,700 tons.  At March 31, 2008, the Company is committed to pay for 2,266,205 tons of coal at RMB 3.09 ($0.42) per ton for the total amount of $951,806.  The contract has been accounted for similar to a royalty agreement as neither the payment terms nor the price per ton is fixed.

NOTE 7                PROPERTY AND EQUIPMENT

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

NOTE 8                DEFFERED TAX LIABILITY

Deferred tax liability consists of tax deductible reserve for safety and maintenance expenses to be incurred in the future. The reserve is calculated based on management’s best estimates within the unit price range provided by Ministry of Finance of PRC, currently RMB 8.7 per ton for safety expense and RMB 6 per ton for maintenance for the quantity of coal produced. For financial reporting purposes, this reserve has been recorded as an appropriation of retained earnings as under US generally accepted accounting principles, a liability for safety and maintenance expenses does not exist at the balance sheet date because there is no present obligation to transfer assets or to provide services as a result of any past transaction.  At March 31, 2008, the Company recorded $1,181,273 as reserve for safety and maintenance and accordingly, $169,990 as deferred tax liability arising from the reserve for safety and maintenance expenses.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 (UNAUDITED)

NOTE 9                INCOME TAXES

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

Tong Gong is a Sino-foreign joint venture enterprise formed in the PRC that is subject to PRC income tax computed according to the relevant laws and regulations in the PRC. According to the PRC government local tax bureau, the Company is entitled to full income tax relief for the first two years commencing on January 2005 and a reduction in income tax rate of 18%, from 33% to 15% for the subsequent three years from 2007 to 2009, and subject to income tax rate of 30% for the years thereafter.  Effective January 1, 2008, the PRC government has implemented new reformed income tax rate with a maximum of 25%.  Tonggong is informed by tax Bureau starting from January 1, 2008, Tonggong is subject to 12.5% income tax rate for 2008 and 2009, and subject to 25% for the years thereafter.

Songzai US holding company had net operating loss of approximately $254,000 and $137,000 at March 31, 2008 and 2007, respectively.  A 100% valuation allowance has been established due to the uncertainty of its realization.

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
MARCH 31, 2008 (UNAUDITED)

NOTE 10             BASIC AND DILUTED EARNINGS PER SHARE

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

NOTE 11             BUSINESS SEGMENTS

The Company operates in one segment and therefore segment information is not presented.

NOTE 12             RECENT ACCOUNTING PRONOUNCEMENTS

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
MARCH 31, 2008 (UNAUDITED)

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

NOTE 13             RELATED PARTY TRANSACTIONS

Advance from shareholder

As of March 31, 2008, the Company owed a stockholder $900,184 for short-term advances. Imputed interest expense is computed at 6% per annum on the amount due. Total imputed interest included as additional paid-in capital amounted to $9,547 and $3,649 for the three months ended March 31, 2008 and 2007, respectively.

NOTE 14             CONCENTRATION AND RISKS

During the three months ended March 31, 2008 and 2007, 100% of the Company’s assets were located in China and 100% of the Company’s revenue was derived from companies in China.

NOTE 15             SUBSEQUENT EVENTS – REVERSE ACQUSITION

On or about December 31, 2007 (the "Effective Date"), the Company entered into a Stock Purchase Agreement with Heilongjiang Xing’an Group Hongyuan Coal Mine Co., Ltd. (Hongyuan) and Heilongjiang Xing’an Group Shengyu Mining Co., Ltd. (Shengyu) and their shareholders.

Pursuant to the terms of the Agreement, the Company acquired 90% of the registered capital, representing 90% of the outstanding equity interests, of each of Hongyuan and Shengyu from the selling shareholders for an aggregate purchase price of thirty million dollars (the "Cash Consideration") and 80,000,000 shares (pre-reverse stock split effective on January 07, 2008) of the Company's common stock ("Stock Consideration"). The remaining 10% equity interest will be in trust by the selling shareholders of Hongyuan and Shengyu for the benefit of Songzai.  The acquisition transaction was not deemed closed until all the deliverables was made.  The transaction was completed and closed on April 4, 2008.

As a result of the share exchange agreement, Hongyuan and Shengyu’s shareholders will own 53% of the combined company.  For accounting purposes, the transaction will be accounted for as a reverse acquisition of the Company by Hongyuan and Shengyu.  The following unaudited pro forma consolidated results of continuing operations for the Company and Hongyuan and Shengyu for the three months ended March 31, 2008 presents the Company and Hongyuan and Shengyu’s operations as if the acquisitions occurred on January 1, 2008, respectively.  The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisitions been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 (UNAUDITED)

For the three months ended March 31, 2008
(Unaudited)

Total Revenue	$19,295,921
Cost of Revenue	7,561,057
Gross Profit	11,734,864
Total Operating Expenses	665,243
Income from Operations	11,069,621
Total Non-operating Income (Expenses)	(44,107)
Income before Income Tax	11,025,514
Income Tax Expenses	2,543,129
Net Income	$8,482,385
Basic weighted average shares outstanding	14,932,582
Diluted weighted average shares outstanding	15,332,582
Basic net earnings per share	$0.57
Diluted net earnings per share	$0.55

The following unaudited pro forma consolidated balance sheet presents the major balance sheet accounts of the Company and Hongyuan and Shengyu as if the acquisition of Hongyuan and Shengyu by the Company occurred on March 31, 2008 for balance sheet purposes.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 (UNAUDITED)

As of March, 31, 2008
(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$27,069,827
Restricted cash	206,969
Accounts receivable	2,582,861
Other receivables	201,694
Prepaid mining right	570,285
Inventory	1,259,202
Advance to related party	15,707
Total Current Assets	31,906,545

PROPERTY AND EQUIPMENT, NET	12,334,573

MINING RIGHTS - NONCURRENT	9,972,806

OTHER NONCURRENT ASSETS	4,035,123

TOTAL ASSETS	$58,249,047

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$317,115
Unearned revenue	199,043
Other payables	684,637
Tax payable	9,632,592
Due to a stockholder	900,184
Total Current Liabilities	11,733,571

NONCURRENT LIABILITIES	4,829,948

TOTAL LIABILITIES	16,563,519

SHAREHOLDERS’ EQUITY
Common Stock	14,932
Preferred stock	40
Additional paid in capital	13,132,386
Other comprehensive income	2,085,021
Statutory reserve	3,355,888
Retained earnings	23,097,261

TOTAL SHAREHOLDERS’ EQUITY	41,685,528

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$58,249,047

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q and other reports filed by Registrant from time to time with the Securities and Exchange Commission (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, Registrant’s management as well as estimates and assumptions made by Registrant’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to Registrant or Registrant’s management identify forward-looking statements. Such statements reflect the current view of Registrant with respect to future events and are subject to risks, uncertainties, assumptions, and other factors (including the risks contained in the section of this report entitled “Risk Factors”) relating to Registrant’s industry, Registrant’s operations and results of operations, and any businesses that Registrant may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although Registrant believes that the expectations reflected in the forward-looking statements are reasonable, Registrant cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Registrant does not intend to update any of the forward-looking statements to conform these statements to actual results. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations, and prospects.

In this Form 10-Q, references to “we”, “our”, “us”, “our company”, “Songzai” or the “Registrant” refer to Songzai International Holding Group, Inc.

OVERVIEW

Songzai International Holding Group, Inc., is a company engaged in coal production and sales by locating, assembling, assessing, permitting and developing coal properties in the People’s Republic of China (“PRC”). After obtaining permits from the National Land and Resources Officer and Heilongjiang Province Economy Committee, we mine to extract coal minerals, and then sell most of the coal on a per ton basis in cash on delivery, primarily to power plants, cement factories, wholesalers and individuals for home heating. Through the end of March 2008, our business consisted of the operations of Tong Gong coal mine in northern PRC, located approximately 175 km southwest of Heihe City in Heilongjiang Province.

On December 31, 2007, we entered into an agreement to acquire two mining companies in the PRC, Heilongjiang Xing An Group Hong Yuan Coal Mining Co., Ltd. (“Hong Yuan”) and Heilongjiang Xing An Group Sheng Yu Ming Co., Ltd. (“Sheng Yu”, and with Hong Yuan sometimes collectively referred to as “Xing An”). Xing An operates two coal mines, the Hong Yuan and Sheng Yu mines, located in Mohe City in Heilongjiang Province. As more fully described in the section titled “Acquisition of the Xing An Group” under “Recent Development” below, we completed our acquisition of Xing An on April 4, 2008, after which our business now consist of the operations of Tong Gong coal mine as well as the two Xing An coal mines.

Unless otherwise noted, the following management’s discussion and analysis of our results of operations as of March 31, 2008, pertains only to our operations at the Tong Gong coal mine.

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

Acquisition of the Xing An Group

As mentioned above, on December 31, 2007 we entered into a stock purchase agreement with Hong Yuan, Sheng Yu and their owners to acquire 90% of the registered capital, representing 90% of the outstanding equity interests, of these two PRC coal companies for the aggregate purchase price of $30,000,000 and 80,000,000 shares of our common stock (subject to proportional adjustments in the event of subdivision, combination or additional of our common stock). On April 4, 2008, we completed the acquisition of these two companies and, pursuant to the terms of the stock purchase agreement, issued promissory notes in the aggregate of $30,000,000 to their owners and issued 8,000,000 common shares (as proportionally adjusted following our 10-to-1 reverse stock split in January 2008) to an escrow agent . The promissory notes bear no interests and are payable in two installments, the first due six months after the closing of the acquisition transaction in the amount of $18,000,000 and the second on the first anniversary of the closing in the amount of $12,000,000, provided that the promissory notes will be immediately due and payable on the completion of a financing of at least $30,000,000.  Additionally, the owners of Hong Yuan and Sheng Yu delivered a deed of trust transferring to us the beneficial interests to the remaining 10% equity interests of both companies not being acquired by us.

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

Method of Accounting

We maintain our general ledger and journals with the accrual method accounting for financial reporting purposes. The financial statements and notes are representations of management. Accounting policies adopted by us conform to generally accepted accounting principles in the United States of America and have been consistently applied in the presentation of financial statements, which are compiled on the accrual basis of accounting.

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

Inventories Carrying Value

Inventories consist of coal extracted from the ground that is available for delivery to customers, as well as the supplies for extraction. Inventories of coals are valued at the lower of average cost or market, cost being determined on a first in, first out method and include labor costs and all expenditures directly related to the removal of coal.

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

Property, Plant, and Equipment

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

Foreign Currency Translation and Comprehensive Income (Loss)

Tong Gong’s functional currency is the Renminbi (“RMB”). For financial reporting purposes, RMB has been translated into United States dollars ("USD") as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2008 and March 31, 2007.

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	Quarter Ending		Quarter Ending
	March 31,		March 31,
	2008 (unaudited)	% of Sales	2007 (unaudited)	% of Sales
Sales	$4,132,969	100%	$884,893	100%
Cost of Sales	1,813,284	44%	840,021	95%
Gross Profit	2,319,685	56%	44,872	5%
General & Administrative Expenses	420,479	10%	199,980	23%
Total operating Expense	420,479	10%	199,980	23%
Operating Income / (Loss)	1,899,206	46%	(155,108)	(18)%
Other Income (Expense)	(7,535)	-%	(2,348)	-%
Earnings (Loss) Before Tax	1,891,671	46%	(157,456)	(18)%
Income Tax Expense	(268,203)	7%	(17,051)	(2)%
Net Income (Loss)	$1,623,468	39%	$(174,507)	(20)%
Basic Earnings Per Share	$0.23		$(0.03)
Diluted Earnings Per Share	$0.22		$(0.03)
Basic Weighted Average Shares Outstanding	6,932,582		6,932,375
Diluted Weighted Average Shares Outstanding	7,332,582		7,332,375

            Sales. Our revenues are derived primarily from the sales of coal. During the quarter ended March 31, 2008, we had sales of $4.1 million as compared to sales of $0.88 million for the quarter ended March 31, 2007, an increase of approximately 367%.  The increase in sales is primarily due to increase in both the selling price and  the aggregate sales volume.  The average selling price per ton for the first quarter of 2008 was $30, compared to the average selling price of $21 for the same period of 2007, an increase of 42%.  Our aggregate sales volume was 137,536 tons for the first quarter of 2008, compared to 41,310 tons for the same period of 2007, an increase of approximately 333%.

Cost of Sales.  Our cost of sales currently consists of cost of coal sales and all depreciation, depletion and amortization attributable to mining operations. Cost of sales for the first quarter of 2008 increased by $0.97 million or approximately 116%, from $0.84 million for the three months ended March 31, 2007 to $1.81 million for the three months ended March 31, 2008. The major reason of cost increase was due to the increase of production caused by the  reserve increase in June 2007. Production during the first quarter of 2008 was 137,536 tons while the production during the first quarter of 2007 was 41,310 tons, an increase of approximately 333%.  Cost of sales as a percentage of sales decreased to approximately 44% for the first quarter in 2008 from approximately 95% for the same period in 2007.  This decrease was mainly due to decrease in the average costs of production, which was approximately $13.26 per ton for the first quarter of 2008 as compared to approximately $17.71 for the same period of 2007, a decrease of approximately 24%.

Gross Profit. Gross profit was $2.32 million for the three months ended March 31, 2008 as compared to $44,872 for the same period in 2007, representing an increase of $2.27 million.  Our gross profit as a percentage of sales was approximately 56% in the first quarter of 2008 as compared to approximately 5% for the same period in 2007. Management attributes the increase in gross profit to increase in sales, driven by strong demand for our coal, and the increased selling price combined with our decreased production costs.

General and Administrative Expenses.  General and administrative expenses totaled $420,479 for the three months ended March 31, 2008 as compared to $199,980 for the same period in 2007, an increase of $220,499 or approximately 110%.  This increase is primarily attributable to increased hiring of staff, and increases in business expenses related to Xing An acquisition and related due diligence expenses.

Net Income. Our net income for the three months ended March 31, 2008 was $1.62 million as compared to net loss of $174,507 for the same period in 2007, an increase of $1.80 million.  This increase in net income is attributable to the factors discussed above, especially the increase in sales and gross profit.  Net income as a percentage of sales increased from negative 20% in the first quarter of 2007 to 39% in the first quarter of 2008, and management attributes this primarily to an increase in production and sales combined with increased sales price and decrease production costs.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Three Months Ended March 31, 2008 Compare with Three Months Ended March 31, 2007

For the three months ended March 31, 2008, we had cash equivalents of $7,204,465, compared to cash equivalents of $124,740 for the same period ended March 31, 2007. The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31
	2008	2007
Cash provided by (used in):
Operating Activities	$2,554,495	$(95,510)
Investing Activities	(336,529)	(21,974)
Financing Activities	263,719	108,365

Net cash provided by operating activities was $2.55 million in the first quarter of 2008 and while net cash flow used in operating activities was $95,510 in the same period in 2007.  The primary factor was a dramatically increase in sales, and decrease in accounts receivable, advance to suppliers and inventory.  During the three months ended March 31, 2008, depreciation increased by 116% compared to the same period in 2007, primarily due to increase in production volume requiring more mining equipments being used for production. Taxes payable also increased as the taxable income is increased.

Net cash used in investing activities was $336,529 in the first quarter of 2008, compared to cash used in investing activities of $21,974 in the first quarter of 2007. This is mainly due to purchase of property and equipment, and increase in restricted cash deposited with bank as pledge for the purpose of coal mine safety production as required by Heilongjiang Coal Safety Production Oversee Board.

Net cash provided by financing activities was $263,719 in the first quarter of 2008 as compared to net cash  provided by financing activities of $108,365 in the first quarter of 2007. This is primarily due to advances from a shareholder for the expenses of US office.

Based on our current expectations, we believe that our cash and cash equivalents, and cash generated from operations will satisfy our working capital needs, and other liquidity requirements associated with our existing operation through the remainder of this year. However, because of our recent acquisition of Xing An, we will need to rely on funds from outside sources to finance the costs of the acquisition through debt or equity transactions. Failure to obtain such financing could have a material adverse effect on our business expansion.

We do not believe that inflation has had a negative impact on our results of operation.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows.

The following tables summarize our contractual obligations as of March 31, 2008, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

Payments Due by Period
	Total		Less than 1 year	1-3 Years		3-5 Years	5 Years +

Contractual Obligations :
Bank Indebtedness	$		$-	$		$-	$-
Other Indebtedness		$-	$-		$-	$-	$-
Capital Lease Obligations		$-	$-		$-	$-	$-
Operating Leases		$-	$-		$-	$-	$-
Mining Right		$-	$-		$951,806	$-	$-
Total Contractual Obligations:	$		$-		$951,806	$-	-

Off-balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.                CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective at the reasonable assurance level.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

We are not aware of any material existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our current directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to us.

ITEM 1A.             RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in this prospectus before making an investment decision with regard to our securities. The statements contained in or incorporated into this prospectus that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS

Our business and results of operations are dependent on coal markets, which may be cyclical.

As all of our revenue is derived from sales of coal in the PRC, our business and operating results are substantially dependent on the domestic Chinese demand for coal. The Chinese coal market is cyclical and exhibit fluctuation in supply and demand from year to year. They are subject to numerous factors beyond our control, including, but not limited to, the economic conditions in the PRC and fluctuations in industries with high demand for coal, such as the power and steel industries. Fluctuations in supply and demand for coal have effects on coal prices, which in turn affect our operating and financial performance. We have experienced substantial price fluctuations in the past and believe that such fluctuations will continue. The average selling price of coal products per ton from Tong Gong Coal Mine was RMB 170.46 per ton in 2005, RMB 174.05 per ton in 2006, RMB 192.48 per ton in 2007 and RMB 215.24 per ton in three month in 2008. The average selling price of coal products per ton from Hong Yuan and Sheng Yu coal mines was RMB 200 per ton in 2005, RMB 200 per ton in 2006, RMB 225 per ton in 2007, and RMB 230.09 per ton in three month in 2008. The demand for coal is primarily affected by the overall economic development and the demand for coal from the electricity generation, steel and construction industries. The supply of coal, on the other hand, is primarily affected by the geographical location of the coal supplies, the volume of coal produced by the domestic and international coal suppliers, and the quality and price of competing sources of coal. Alternative fuels, such as natural gas, oil and nuclear power, and alternative energy sources, such as hydroelectric power also have influences on the market demand for coal. Excess supply of coal or significant reduction in the demand for our coal by domestic electricity generation or steel industries may have an adverse effect on coal prices, which would in turn cause a decline in our profitability. In addition, any significant decline in domestic coal prices could materially and adversely affect our business and result of operations.

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

Approximately 80% of Tong Gong’s net sales in first three month of 2008, and approximately 100% of the Xing An Companies’ net sales in the first three month of 2008, were derived from sales of coal transported by the Chinese national railway system. As the railway system has limited transportation capacity and cannot fully satisfy coal transportation requirements, discrepancies between capacity and demand for transportation exist in certain areas of the PRC. We generally utilize the national rail system to transport coal to our customers. No assurance can be given that we will continue to be allocated adequate railway transport capacity or acquire adequate rail cars, or that we will not experience any material delay in transporting our coal as a result of insufficient railway transport capacity or rail cars.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2008, we did not sell any equity securities that were not registered under the Securities Act.

Recent Developments

As more fully described in the section titled “Acquisition of the Xing An Group” under “Recent Development” in Item 1 above, we completed our acquisition of Hong Yuan and Sheng Yu on April 4, 2008 and, in connection with the transaction, issued 8,000,000 shares of our common stock to the owners of Hong Yuan and Sheng Yu. The issuance of these shares was exempt from registration pursuant to Regulation S under the Securities Act of 1933. We made this determination based on the representations of the shareholders of Hong Yuan and Sheng Yu, which included, in pertinent part, that such shareholders were not a "U.S. person" as that term is defined in Rule 902(k) of Regulation S under the Act, and that such shareholders were acquiring our common stock, for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to the resale or distribution thereof, and that such shareholders understood that the shares of our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                OTHER INFORMATION

None.

ITEM 6.                EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are included in this report or incorporated by reference into this report:

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

3.1	Articles of Incorporation dated June 7, 2001. (4)

3.2	Certificate of Amendment to Articles of Incorporation dated October 23, 2003. (4)

3.3	Articles of Exchange among Harbin Yong Heng Ke Ji Fa Zhan You Xian Ze Reng Gong Si and Songzai International Holding Group, Inc. (5)

3.4	Certificates of Amendments to Articles of Incorporation, dated October 23, 2003. (5)

3.5	Certificate of Amendment to Articles of Incorporation dated July 16, 2004. (4)

3.6	Certificate of Designation, Preference and Rights of Convertible Preferred Stock dated January 9, 2006. (4)

3.7	Certificate of Change Pursuant to NRS 78.209 as filed with the Secretary of State of Nevada on January 7, 2008. (6)

3.8	By-laws. (4)

4.1	Form of the Promissory Note issued to the Xing An Owners (7)

10.1	Escrow Agreement dated as of April 4, 2008, by and among the Songzai, the Xing An Owners and U.S. Bank (7)

10.2	Trust Agreement dated as of April 4, 2008, by and among Songzai, the Xing An Owners and Anping Cang (7)

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer (8)

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer (8)

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer (8)

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer (8)

99.1	Coal Mining Right Permit issued by the Heilongjiang Province National Land and Resources Officer, dated December 31, 2005. (4)

99.2	Coal Mining Right Permit issued by the Heilongjiang Province Economy Committee, dated December 31, 2005. (4)

99.3	Safe Production Certificate issued by the Heilongjiang Coal Safety Inspection Bureau, dated February 16, 2006. (4)

99.4	Audited consolidated financial statements of Hong Yuan and Sheng Yu for the years ended December 31, 2007 and 2006, and accompanying notes to consolidated financial statements. (7)

(1)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed on January 2, 2004.

(2)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed on April 8, 2004.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 7, 2008.

(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB filed on March 31, 2006.

(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A filed on May 14, 2004.

(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 10, 2008.

(7)	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB filed on April 10, 2008.

(8)	Filed hereinwith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.

Dated: May 13, 2008	By:	/s/ Hong Jun Li
Hong Jun Li
President

Dated: May 13, 2008	By:	/s/ Yvonne Zhang
Yvonne Zhang
Interim Chief Financial Officer