Form 10-Q
period 2008-06-30
SONGZAI INTERNATIONAL HOLDING GROUP INC
filed 2008-08-14
CIK 1145761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to _______________

Commission File Number 0-28806

SONGZAI INTERNATIONAL HOLDING GROUP INC.
 (Exact name of registrant as specified in its charter)

Nevada (State of Incorporation)	43-1932733 (I.R.S. Employer Identification No.)

17890 Castleton Street, Suite 112 City of Industry, California (Address of principal executive offices)	91748 (Zip Code)

(626) 581-8878
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

As of June 30, 2008, the Registrant had 14,932,582 shares of Common Stock outstanding.

SONGZAI INTERNATIONAL HOLDING GROUP INC.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SONGZAI INTERNATIONAL HOLDING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of June 30, 2008	As of December 31, 2007
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash & cash equivalents	$18,790,198	$9,327,227
Restricted cash	212,039	-
Accounts receivable	845,605	3,509,445
Prepaid expenses	67,007	-
Other receivables	73,514	-
Inventory	130,848	502,984
Prepaid mining right, net	1,141,784	405,780
Advance to related party	-	753,982

Total current assets	21,260,995	14,499,418

NONCURRENT ASSETS
Prepaid mining right, net	22,350,029	9,097,484
Property and equipment, net	8,578,279	7,671,122
Construction in progress	33,748	-
Deferred tax asset	588,400	-
Asset retirement cost, net	2,998,948	2,901,600

Total noncurrent assets	34,549,404	19,670,206

TOTAL ASSETS	$55,810,399	$34,169,624

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$248,074	-
Unearned revenue	263,867	-
Accrued liabilities and other payables	1,051,376	225,348
Tax payable	3,794,378	7,253,019
Advance from shareholder	1,120,773	-
Notes payable to shareholders	30,000,000	-

Total current liabilities	36,478,468	7,478,367

NONCURRENT LIABILITIES
Asset retirement obligation	3,881,813	3,577,759
Deferred tax liability	-	744,956

Total noncurrent liabilities	3,881,813	4,322,715

Total liabilities	40,360,281	11,801,082

CONTINGENCIES AND COMMITMENT

STOCKHOLDERS' EQUITY
Series A Preferred Stock ($0.001 par value, 8,000,000 shares authorized, 40,000 shares issued and outstanding)	40	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 14,932,582 and 8,000,000 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	14,933	8,000
Additional paid in capital	7,379,448	1,321,062
Surplus reserve	4,588,736	2,943,658
Accumulated other comprehensive income	3,466,961	1,405,103
Retained earnings	-	16,690,719

Total stockholders' equity	15,450,118	22,368,542

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$55,810,399	$34,169,624

The accompanying notes are an integral part of the consolidated financial statements.

SONGZAI INTERNATIONAL HOLDING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	FOR THE SIX MONTHS ENDED		FOR THE THREE MONTHS ENDED
	JUNE 30, 2008	JUNE 30, 2007	JUNE 30, 2008	JUNE 30, 2007

Net sales	$28,036,890	$14,866,816	$12,873,937	$8,659,916

Cost of goods sold	11,098,087	5,649,638	5,350,313	3,073,166

Gross profit	16,938,803	9,217,178	7,523,624	5,586,750

Operating expenses
Selling expenses	388,006	450,323	109,970	224,902
General and administrative expenses	1,352,480	272,243	1,317,477	233,710

Total operating expenses	1,740,486	722,566	1,427,447	458,612

Income from operations	15,198,317	8,494,612	6,096,177	5,128,138

Non-operating income (expenses)
Interest income	5,962	592	5,282	363
Interest expense	(88,174)	(65,612)	(51,008)	(32,637)
Other income	(1,393)	-	(1,393)	-
Financial expense	28	(171)	114	(72)
Other expenses	(54,973)	-	(54,973)	-
Subsidy income	1,417	-	1,417	-

Total non-operating expenses	(137,133)	(65,191)	(100,561)	(32,346)

Income before income tax	15,061,184	8,429,421	5,995,616	5,095,792

Income tax	3,602,147	2,781,709	1,335,755	1,688,489

Net income	11,459,037	5,647,712	4,659,861	3,407,303

Other comprehensive item
Foreign currency translation	2,061,858	238,346	1,381,940	146,480

Comprehensive Income	$13,520,895	$5,886,058	$6,041,801	$3,553,783

Basic weighted average shares outstanding	11,313,927	8,000,000	14,627,853	8,000,000

Diluted weighted average shares outstanding	11,505,135	8,000,000	15,010,271	8,000,000

Basic net earnings per share	$1.01	$0.71	$0.32	$0.43

Diluted net earnings per share	$1.00	$0.71	$0.31	$0.43

The accompanying notes are an integral part of the consolidated financial statements.

SONGZAI INTERNATIONAL HOLDING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	FOR THE SIX MONTHS ENDED
	JUNE 30, 2008	JUNE 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,459,037	$5,647,712
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	804,783	316,266
Accretion of interest	74,671	65,612
Imputed interest expenses	13,503	-
Increase in deferred tax liability	317,848	199,329
Stock option compensation expense	471,979	-
(Increase) decrease in current assets:
Accounts receivable	2,805,327	1,534,471
Prepaid expenses	24,792	-
Other receivable	(75,161)	(362,133)
Inventory	430,756	(3,363,133)
Prepaid mining right	(11,926,072)	(2,229,242)
Increase (decrease) in current liabilities:
Accounts payable	(72,576)	4,373,121
Unearned revenue	59,334	260,898
Accrued liabilities and other payables	328,990	(186,974)
Tax payable	(4,147,123)	(1,212,318)

Net cash provided by operating activities	570,088	5,043,609

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	(238)	-
Acquisition of property & equipment	(70,521)	-
Construction in progress	(33,272)	-
Cash acquired at purchase of business	7,204,465	-

Net cash provided by investing activities	7,100,434	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from / (to) shareholder	999,847	(1,036,592)

Net cash provided by (used in) financing activities	999,847	(1,036,592)

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	792,602	188,932

NET INCREASE IN CASH & CASH EQUIVALENTS	9,462,971	4,195,949

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	9,327,227	5,283,764

CASH & CASH EQUIVALENTS, END OF PERIOD	$18,790,198	$9,479,713

Supplemental Cash flow data:
Income tax paid	$6,879,683	$3,494,353
Interest paid	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Songzai International Holding Group, Inc. (“Songzai” or the “Company”) was incorporated in Nevada on June 7, 2001.  The Company is engaged in coal production by exploring, assembling, assessing, permitting and developing coal properties in the People’s Republic of China (the “PRC”). After obtaining permits from the National Land and Resources Office and Heilongjiang Province Economy Committee, the Company extracts coal from such mine property that it has the right to mine, and sells most of the coal on a per ton basis for cash on delivery, primarily to power plants, cement factories, wholesalers and individuals for home heating.

On September 23, 2004, the Company acquired a 75% interest in Heilongjiang Tong Gong Kuang Ye You Xian Gong Si (“Tong Gong”), which owns the mining rights to an operational coal mine located near Heihe City in Heilongjiang Province in exchange for 400,000 shares of its convertible preferred stock which, at the time of issuance, were convertible into 40,000,000 shares of common stock. (The conversion ratio was amended to 1:10 on December 19, 2006, such that the 400,000 shares of convertible preferred stock are now convertible into 4,000,000 shares of common stock.)  Additionally, Harbin Green Ring Biological Degradation Products Developing Co., Ltd. (“Harbin Green”), which owns the remaining 25% of Tong Gong, assigned and transferred the beneficial interests to that 25% to the Company.  As a result, the Company beneficially owns 100% of Tong Gong.

On December 31, 2007, the Company entered into a Stock Purchase Agreement (the “Agreement”) to acquire two PRC mining companies under common ownership: Heilongjiang Xing An Group Hong Yuan Coal Mine Co., Ltd. (“Hong Yuan”) and Heilongjiang Xing An Group Sheng Yu Mining Co., Ltd. (“Sheng Yu”, and with Hong Yuan sometimes collectively as “Xing An”). Pursuant to the terms of the Agreement, the Company agreed to acquire 90% of the registered capital, representing 90% of the outstanding equity interests, of each of Hong Yuan and Sheng Yu from their owners (the “Selling Shareholders”) for an aggregate purchase price of thirty million dollars and 80,000,000 shares (pre-reverse stock split effective on January 07, 2008) of the Company's common stock. The Selling Shareholders agreed to place the beneficial interests to the remaining 10% equity interests of Xing An in trust for the benefit of Songzai. This acquisition transaction was completed on April 4, 2008, as a result of which the Selling Shareholders now collectively own 53% of the combined company.  For accounting purposes, the transaction is accounted for as a reverse acquisition of the Company by Xing An.

Hong Yuan was incorporated in Heilongjiang Province on August 18, 2003, under the name Daxinganling Mohe County Hong Yuan Coal Mine Co., Ltd. Sheng Yu was incorporated in Heilongjiang Province on August 18, 2003, under the name Daxinganling Mohe County Sheng Yu Mining Co., Ltd. Each company is engaged in production of coal from an underground mine for sale to the utilities and industrial markets.  Both mines are located in Mohe County, in the northern most regions of China, and are geologically joined.  The Selling Shareholders acquired Hong Yuan on August 19, 2005 and Sheng Yu on May 8, 2005. From January 1, 2005 until these companies were acquired by the Selling Shareholders, the mines that these companies have mining rights to were not in operation.

On January 7, 2008, the Company amended its Articles of Incorporation to effect a 10-to-1 reverse stock split of its issued and outstanding shares of common stock and a proportional decrease of its authorized number of shares of common stock from 1,000,000,000 to 100,000,000 shares.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted (“GAAP”) in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s 2007 audited financial statements. The results for the six and three months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of Songzai and its subsidiaries, Tong Gong, and Xing An. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

In preparing financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting year. Significant estimates, required by management, include the recoverability of long-lived assets and the valuation of inventories. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At June 30, 2008 and December 31, 2007, the Company had restricted cash of $212,039 and $0, respectively, in the bank as pledge for safety production of coal mine that is required by Heilongjiang Safety Production Oversee Board.

Accounts Receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. At June 30, 2008 and December 31, 2007, the Company’s bad debt allowance for accounts receivable was $0.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

Inventories

Inventories consist of coal extracted from the ground that is available for delivery to customers, as well as extracted coal which has been removed from the ground but not yet processed through a wash plant. Inventories of coals are valued at the lower of average cost or market, cost being determined on a first in, first out method for Tong Gong and on a weighted average basis for Xing An, and include labor costs and all expenditures directly related to the removal of coal.

Prepaid Mining Right

Prepaid mining right is the amount paid to acquire the right to mine the coal reserves.  Prepaid mining right is expensed based on actual production volume during the period. See additional discussion in Note 6, “Prepaid Mining Right.”

Asset Retirement Cost and Obligation

The Company uses Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations. This Statement generally requires the Company’s legal obligations associated with the retirement of long-lived assets are recognized at fair value at the time the obligations are incurred. Obligations are incurred at the time development of a mine commences for underground mines or construction begins for support facilities, refuse areas and slurry ponds. The obligation’s fair value is determined using discounted cash flow techniques and is accreted over time to its expected settlement value. Upon initial recognition of a liability, a corresponding amount is capitalized as part of the carrying amount of the related long-lived asset. Amortization of the related asset is recorded on a straight line basis over the useful lives of the reserves. Xing An has voluntarily applied to Daxinganling District Environment Protection Bureau for asset retirement obligation and is obligated to account for land subsidence, restoration, rehabilitation and environmental protection for RMB 1 per ton for total reserves at the end of the useful lives of the mines. Tong Gong did not incur and does not anticipate incurring any material dismantlement, restoration and abandonment costs given the nature of its producing activities and the current PRC regulations surrounding such activities. See additional discussion in Note 10, “Asset Retirement Cost and Obligations.”

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
JUNE 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

Plant and Machinery	10-15 Years
Motor Vehicles	5 Years
Building and Mining Structure	10 Years

Building and mining structure includes the main and auxiliary mine shafts and underground tunnels. Depreciation is provided to write off the cost of the mining structure using the units of production method based on the estimated production volume for which the structure was designed.

Based on updated geological report and new estimated production volume, the estimated useful life of mining structure is 10 to 12 years.

Impairment of Long-Lived Assets

Long-lived assets, which include property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of June 30, 2008 and December 31, 2007, there were no significant impairments of its long-lived assets.

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
JUNE 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

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

Resource Compensation Fees

In accordance with the relevant regulations, Tong Gong is required to pay mineral resource compensation fees to the Heilongjiang Local Land Resource Bureau at RMB 3 per ton for the total production during the year; Xing An is required to pay resource compensation fees at 1% of the total sales.  The Company expenses such costs when incurred.

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
JUNE 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

The operations of the Company are located in the PRC.  Accordingly, the Company's business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy.

The Company has cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC. Cash in state-owned banks are not covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

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

	Six Months Ended, June 30, 2008	Six Months Ended June 30, 2007	Three Months Ended June 30, 2008	Three Months Ended June 30, 2008
Net income	$11,459,037	$5,647,712	$4,659,861	$3,407,303

Weighted average shares outstanding - basic	11,313,927	8,000,000	14,627,853	8,000,000
Effect of dilutive securities:
Series “A” preferred stock	191,208	-	382,418	-
Unexercised warrants	-	-	-	-
Weighted average shares outstanding - diluted	11,505,135	8,000,000	15,010,271	8,000,000

Earnings per share – basic	$1.01	$0.71	$0.32	$0.43
Earnings per share – diluted	$1.00	$0.71	$0.31	$0.43

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

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

All of the Company’s operations are in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between the USD and the RMB.

Foreign Currency Translation and Comprehensive Income (Loss)

The functional currency of Tong Gong and Xing An is the Renminbi (“RMB”). For financial reporting purposes, RMB has been translated into United States dollars ("USD") as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period.

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
JUNE 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

This quotation of the exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the People’s Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People’s Bank of China.

The Company uses SFAS No. 130 “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the six and three months ended June 30, 2008 and 2007 included net income and foreign currency translation adjustments.

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

New Accounting Pronouncements

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  This Statement will not have an impact on the Company’s financial statements.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133.”  This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

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

SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, since we are a calendar year-end company we will continue to record and disclose business combinations following existing GAAP until January 1, 2009. The Company expects SFAS 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132R

In September 2006, the FASB, issued SFAS, No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132R,” which requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new reporting requirements and related new footnote disclosure rules of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. The Company adopted the provisions of SFAS No. 158 for the year end 2006, and the effect of recognizing the funded status in accumulated other comprehensive income was not significant. The new measurement date requirement applies for fiscal years ending after December 15, 2008.

Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed.  Management is currently evaluating the effect of this pronouncement on financial statements.

3. INVENTORY

Inventory at June 30, 2008 and December 31, 2007 consisted of coal and materials needed for coal extraction.

4. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Building	$2,115,786	$1,925,671
Mining structure	4,062,764	3,440,002
Production equipment	2,813,509	2,492,049
Office equipment	4,720
Vehicle	58,980	14,394
	9,055,759	7,872,116
Less: Accumulated depreciation	(477,480)	(200,994)
	$8,578,279	$7,671,122

Depreciation expense for the six months ended June 30, 2008 and 2007 was approximately $270,000 and $33,000, respectively, and approximately $130,000 and $12,000 for the three months ended June 30, 2008 and 2007, respectively.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

5. OTHER RECIEVABLES

Other receivables consisted of deposits for certain mining certificates issued by the specific PRC Authorities, prepayment for working supplies and advance to employees for traveling and other business related expenses.

6. PREPAID MINING RIGHT

Prepaid mining right represents the amount the Company paid for its coal reserves. The price for Tong Gong is RMB 8 per ton for 2008 and RMB 3.09 per ton for years 2005 through 2007; the price for Xing An is RMB 9 per ton for 2008, RMB 6 per ton for 2006 and 2007, and RMB 4 per ton for 2005. The price will vary each year depending on the decision of the local Mining Bureau which granted the mining rights. A company is generally required to pay the full amount of its mining right within five years from the date such right is granted unless specific good cause exists for extension.

The Company’s prepaid mining right consisted of the following at June 30, 2008 and December 31, 2007, respectively:

	June 30, 2008			December 31, 2007
	Xing An	Tong Gong	Total
Prepaid mining right	$21,599,405	3,499,052	25,098,457	$10,439,273
Less: Amortized portion	(1,380,195)	(226,449)	(1,606,644)	(936,009)
Prepaid mining right, net	20,219,210	3,272,603	23,491,813	9,503,264
Current	$984,108	157,676	1,141,784	$405,780
Noncurrent	$19,235,102	3,114,927	22,350,029	$9,097,484

The total coal reserves that the Company may extract under the mining rights of Xing An and Tong Gong is 25,931,500 tons.  At June 30, 2008, the Company is committed to pay for 766,205 tons of coal at RMB 8 ($1.17) per ton for the total amount of $893,664. The contract has been accounted for similar to a royalty agreement as neither the payment terms nor the price per ton is fixed. The Company expenses the tons of coal extracted during the period multiplied by the price per ton that has been paid at, charging the amount to cost of good sold with a corresponding credit to prepaid mining rights.

7. RELATED PARTY TRANSACTION

Advance to related party

Advance to related party represented advances of $753,982 to the Company’s principal shareholder in fiscal year 2007, which was repaid during the first quarter of fiscal 2008.

Lease from shareholder

Xing An leases offices and certain office equipments under long-term lease agreements from the Company’s principal shareholder with monthly payment of approximately $1,800 (RMB 12,500). The operating lease agreements provide that Xing An pays certain operating expenses applicable to the leased premises.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

Advance from shareholder

The Company owed a stockholder $1,120,773 for short-term advances at June 30, 2008. Imputed interest expense is charged at 6% per annum on the amount due. Total imputed interest included as additional paid-in capital amounted to $13,503 and $0 for the six and three months ended June 30, 2008 and 2007, respectively.

Notes payable to shareholders

In connection with the acquisition of Xing An, Songzai issued 8 million shares of its common stock and promissory notes totaling $30 million to the Selling Shareholders. 60% of the principal amount of the promissory notes is payable six months after the closing of the acquisition, and the remaining balance is payable on the first anniversary of the closing, provided that the entire balance will be due immediately if the Company receives financing in excess of $30 million.

8. ACCRUED LIABILITIES AND OTHER PAYABLES

Other payables at June 30, 2008 consisted of resources compensation fees payable of approximately $391,000, short term advance of approximately $71,000 from third parties, deposits from customers of approximately $89,000, and other payables and accruals including welfare payable, employee education and labor union outlays in the aggregate amount of approximately $500,000.

9. TAX PAYABLE

Tax payable consisted of the following at June 30, 2008 and December 31, 2007, respectively:

	June 30, 2008	December 31, 2007
Income tax payable	$473,081	$6,353,145
Value added tax payable	3,167,073	773,168
Resource tax payable	42,711	65,511
Urban maintenance and construction tax payable	110,131	61,195
Other tax	1,382	-
	$3,794,378	$7,253,019

10. ASSET RETIREMENT COST AND OBLIGATION

Xing An has applied to Daxinganling District Environment Protection Bureau for asset retirement obligation and is obligated to account for land subsidence, restoration, rehabilitation and environmental protection for RMB 1 per ton for total reserves at the end of the useful lives of the mines.  These activities include reclaiming the pit, sealing portals at underground mines, and reclaiming and vegetating refuse areas.

The Company accounts for Xing An’s asset retirement obligations in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations”. The Company reviews the asset retirement obligation at least annually and makes necessary adjustments for permitted changes as granted by state authorities and for revisions of estimates of the amount and timing of costs. For ongoing operations, adjustments to the liability result in an adjustment to the corresponding asset.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

The following tables describe the changes to the Company’s asset retirement cost and obligation:

Asset Retirement Cost at June 30, 2008 and December 31, 2007 was:

	June 30, 2008	December 31, 2007
Asset retirement cost	$3,477,042	$3,269,409
Less: Accumulated amortization	(478,094)	(367,808)
	$2,998,948	$2,901,600

Amortization expense for asset retirement cost for the six months ended June 30, 2008 and 2007 was $84,475 and $77,255; and $42,851 and $38,825 for the three months ended June 30, 2008 and 2007, respectively.

Asset Retirement Obligation activity for the six months ended June 30, 2008 and the year ended December 31,2007 was:

	June 30, 2008	December 31, 2007
Balance at January 1	$3,577,759	$3,213,087
Accretion expense	74,671	134,512
Foreign currency translation gain	229,383	230,160
Ending balance	$3,881,813	$3,577,759

11. DEFFERED TAX LIABILITY

Deferred tax asset represented differences between the tax bases and book bases of property and equipment.

Deferred tax liability consisted of tax deductible reserve for safety and maintenance expenses to be incurred in the future. For financial reporting purposes, this reserve has been recorded as an appropriation of retained earnings as defined under US GAAP, a liability for safety and maintenance expenses does not exist at the balance sheet date because there is no present obligation to transfer assets or to provide services as a result of any past transaction (see Note 14 – Statutory Reserves).

At June 30, 2008 and December 31, 2007, deferred tax asset consisted of the following:

	June 30, 2008	December 31, 2007
Property and equipment	$1,881,037	$-
Reserve for safety and maintenance	1,292,637	744,956
Net	588,400	744,956

12. INCOME TAXES

It is the management’s intention to reinvest all the income attributable to the Company earned by its operations outside the US. Accordingly, no US corporate income taxes are provided for these financial statements.

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

Songzai was incorporated in the United States and has incurred net operating loss for income tax purposes for 2007 and 2006.  Songzai has net operating loss carry forwards for income taxes amounting to approximately $1,666,000 at June 30, 2008 which may be available to reduce future years’ taxable income. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a full deferred tax asset valuation allowance has been provided.

Tong Gong is a Sino-foreign joint venture enterprise formed in the PRC that is subject to PRC income tax computed according to the relevant laws and regulations in the PRC. According to the PRC government local tax bureau, Tong Gong is entitled to full income tax relief for the first two years commencing on January 2005 and 15% for the subsequent three years from 2007 to 2009.  Effective January 1, 2008, the PRC government has implemented new reformed income tax rate with a maximum of 25%.  Tong Gong is informed by tax bureau that starting from January 1, 2008, Tong Gong is subject to 12.5% income tax rate for 2008 and 2009, and 25% for the years thereafter.

Hong Yuan and Sheng Yu are governed by the Income Tax Law of the PRC concerning the private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriated tax adjustments.

For the six and three months ended June 30, 2008 and 2007, the Company’s effective income tax rate differs from the US statutory rate due to tax rate difference, effect of tax holiday, and valuation allowance.

13. MAJOR CUSTOMERS AND VENDORS

Four major customers accounted for 89% and 97% of Xing An’s total sales for the six and three months ended June 30, 2008, respectively. For the six months ended June 30, 2008, these customers accounted for about 33%, 24%, 18% and 14% of the sales, respectively; and 41%, 22%, 21% and 13% for the three months ended June 30, 2008, respectively.  At June 30, 2008, the total receivable balance due from these four customers was $845,605.

Three major customers accounted for 100% of Xing An’s total sales for the six and three months ended June 30, 2007. For the six months ended June 30, 2007, these customers accounted for about 58%, 24% and 18% of the sales, respectively; and 60%, 21% and 19% for the three months ended June 30, 2007, respectively.

Four major customers accounted for 100% of Tong Gong’s total sales for the six and three months ended June 30, 2008. For the six months ended June 30, 2008, these customers accounted for about 35%, 32%, 25% and 8% of the sales, respectively; and 33%, 32%, 22% and 13% for the three months ended June 30, 2008, respectively.  At June 30, 2008, the total receivable balance due from these four customers was $0.

Four and five major customers accounted for 66% and 73% of Tong Gong’s total sales for the six and three months ended June 30, 2007, respectively. For the six months ended June 30, 2007, these customers accounted for about 24%, 19%, 12% and 11% of the sales, respectively; and 23%, 14%, 13%, 12% and 11% for the three months ended June 30, 2007, respectively.

There were no major vendors for the Company for the six and three months ended June 30, 2008 and 2007.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

14. STATUTORY RESERVES

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

Common welfare fund

Common welfare fund is a voluntary fund that the Company can elect to transfer 5% to 10% of its net income to this fund.  The Company did not make any contribution to this fund for the six months ended June 30, 2008 and the year ended December 31, 2007.

This fund can only be utilized on capital items for the collective benefit of the Company’s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation.

Non-Surplus reserve fund (Safety and Maintenance)

According to ruling No. 119 (2004) issued on May 21, 2004, amended ruling No. 168 (2005) on April 8, 2005 by the PRC Ministry of Finance regarding “Accrual and Utilization of Coal Production Safety Expense” and “Criterion on Coal Mine Maintenance and Improvement”, the Company are required to accrue safety and maintenance expense monthly to cost of production, the amount of accrual are determined by management’s best estimates within the unit price range provided by Ministry of Finance of PRC, currently, Xing An accrues at RMB 8.7 per ton for safety expense and RMB 3 per ton for maintenance for the quantity of coal produced; and Tong Gong accrues at RMB 6 per ton for safety expense and RMB 8.7 per ton for maintenance for the quantity of coal produced. For financial reporting purposes, this reserve has been recorded as an appropriation of retained earnings as defined under US GAAP, a liability for safety and maintenance expenses does not exist at the balance sheet date because there is no present obligation to transfer assets or to provide services as a result of any past transaction .

The following table reconciles the statutory reserves at June 30, 2008 and December 31, 2007, respectively:

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

	June 30, 2008			December 31, 2007
	Xing An	Tong Gong	Total
Statutory surplus reserve	$867,634	270,204	1,137,838	$1,415,537
Safety and Maintenance reserve	3,169,666	281,232	3,450,898	1,528,121
Total statutory reserves	$4,037,300	551,436	4,588,736	$2,943,658

15. STOCK-BASED COMPENSATION PLAN

On June 9, 2008, the Company granted options to an employee to purchase up to 55,000 shares of the Company’s common stock at an exercise price of $9.35 per share for a period of 5 years. The options vest and become exercisable immediately upon their issuance date.

Based on the fair value method under FAS 123R, the fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk free interest rate is based upon market yields for United States Treasury debt securities at a maturity near the term remaining on the option. Dividend rates are based on the Company’s dividend history. The stock volatility factor is based on the historical volatility of the Company’s stock price. The expected life of an option grant is based on management’s estimate as no options have been exercised in the Plan to date. The fair value of each option grant to employees is calculated by the Black-Scholes method and is recognized as compensation expense over the vesting period of each stock option award. For stock options issued, the fair value was estimated at the date of grant using the following range of assumptions:

The options vest upon the issuance and have a life of 5 years, with volatility of 100%, risk free interest rate of 3.76%, and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options.

The following table summarizes activities of these options for the six months ended June 30, 2008:

	Number of Shares	Average Exercise Price per Share	Weighed Average Remaining Contractual Term in Years
Outstanding at December 31, 2007	-	$-	-
Exercisable at December 31, 2007	-
Granted	-
Exercised	-
Forfeited	-
Outstanding at March 31, 2008	-	$-	-
Exercisable at March 31, 2008	-
Granted	55,000	$9.35	5.00
Exercised	-
Outstanding at June 30, 2008	55,000	$9.35	4.94

The weighted-average grant date fair value of stock options granted to employee for the six months ended June 30, 2008 was $8.58 per share. The Company recorded $471,979 of compensation expense for employee stock options during the six and three months ended June 30, 2008.  There were no options exercised during the six months ended June 30, 2008.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

16. CONTINGENCIES AND COMMITMENTS

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

The Company is required to pay the full amount of total reserves (mining right) within five years from the date the reserves is approved by Heilongjiang Province National Land Resource Office.  The Company’s operation may be suspended if they are not able to pay off total mining right within five years.

The Company leases its offices and certain office equipments under long-term lease agreements expiring at July 30, 2015. The operating lease agreements provide that the Company pays certain operating expenses applicable to the leased premises. Rental expense for the six months ended June 30, 2008 and 2007 was $10,626 and $9,718; and $5,390 and $4,884 for the three months ended June 30, 2008 and 2007, respectively.

The future minimum annual lease payments required under the operating leases are as follows:

Year Ending June 30,	Payments

2009	$18,815
2010	18,815
Total future lease payments	$37,630

17. REVERSE ACQUISITION

On April 4, 2008, the Company completed the acquisition of 90% of Xing An for an aggregate purchase price of thirty million dollars and 80,000,000 shares (pre-reverse stock split effective on January 07, 2008) of the Company's common stock. The beneficial interests to the remaining 10% of Xing An were placed in trust by the Selling Shareholders for the benefit of the Company. As a result of the acquisition, the Selling Shareholders now collectively own 53% of the combined company. For accounting purposes, the acquisition of Xing An by Songzai is accounted for as a reverse acquisition of Songzai by Xing An.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

The operating results of Xing An for the six months ended June 30, 2008 and Songzai for the three months ended June 30, 2008 are included in the accompanying consolidated statements of operations from the acquisition date.  For convenience of reporting the acquisition for accounting purposes, April 1, 2008 has been designated as the acquisition date.

The following table summarizes the fair values of the assets acquired and liabilities assumed of Songzai, at the date of acquisition.  The total purchase consideration for Songzai is determined based on the average stock price of Songzai two days before and two days after the Stock Purchase Agreement date, net of cash consideration of $30,000,000 payable to Selling Shareholders. The cash consideration of $30,000,000 has been treated as dividend payable to the Selling Shareholders and has been recorded as a charge to retained earnings and additional paid-in capital. The fair value of the net assets acquired exceeded the total consideration for the acquisition by $3,819,077. The excess (negative goodwill) was allocated on a pro rata basis to long-lived assets.

Cash	$7,204,465
Restricted cash	206,969
Advance to suppliers	51,002
Other receivables	150,693
Inventory	37,870
Prepaid mining right	1,562,426
Property and equipment	486,313
Deferred tax asset	1,881,037
Accounts payable	(317,115)
Tax payable	(342,211)
Advances from shareholder	(900,184)
Other current liabilities	(696,394)
Deferred tax liability	(169,990)
Purchase price	$9,154,881

The following unaudited pro forma consolidated results of continuing operations for Xing An and Songzai for the six months ended June 30, 2008 and 2007 presents the Xing An and Songzai’s operations as if the acquisitions occurred on January 1, 2008 and 2007, respectively.  The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisitions been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

For the six months ended June 30, 2008			Pro forma		Pro forma
	Xing An	Songzai	Adjustments		Consolidated

Net revenue	$22,991,083	$9,178,776	$-		$32,169,859

Cost of revenue	8,648,774	4,465,850	-		13,114,624

Gross profit	14,342,309	4,712,926	-		19,055,235

Total operating expenses	974,400	1,186,565	(497,000)	(a)	1,663,965

Income from operations	13,367,909	3,526,361	497,000		17,391,270

Total non-operating expenses	(84,129)	(60,539)	-		(144,668)

Income before income tax	13,283,780	3,465,882	497,000		17,246,602

Income tax	3,320,945	549,405	62,125	(a)	3,932,475

Net income	$9,962,835	$2,916,417	$434,875		$13,314,127

Basic weighted average shares outstanding	8,000,000	6,932,374			14,932,374
Diluted weighted average shares outstanding	8,000,000	7,332,374			15,332,374

Basic net earnings per share	$1.24	$0.42			$0.89
Diluted net earnings per share	$1.24	$0.40			$0.87

(a) Pro forma adjustment is to record decreased depreciation expense for the decrease in basis of the fixed assets of $497,000 and related income tax effect of $62,125 as a result of negative goodwill allocation to noncurrent assets.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

For the six months ended June 30, 2007			Pro forma		Pro forma
	Xing An	Songzai	Adjustments		Consolidated

Net revenue	$14,866,816	$4,277,191	$-		$19,144,007

Cost of revenue	5,649,638	2,271,911	-		7,921,549

Gross profit	9,217,178	2,005,280	-		11,222,458

Total operating expenses	722,566	363,127	(462,000)	(a)	623,693

Income from operations	8,494,612	1,642,153	462,000		10,598,765

Total non-operating expenses	(65,191)	(6,053)	-		(71,244)

Income before income tax	8,429,421	1,636,100	462,000		10,527,521

Income tax	2,781,709	379,674	69,300	(a)	3,230,683

Net income	$5,647,712	$1,256,426	$392,700		$7,296,838

Basic weighted average shares outstanding	8,000,000	6,932,374			14,932,374
Diluted weighted average shares outstanding	8,000,000	7,332,374			15,332,374

Basic net earnings per share	$0.71	$0.18			$0.49
Diluted net earnings per share	$0.71	$0.17			$0.48

(a) Pro forma adjustment is to record decreased depreciation expense for the decrease in basis of the fixed assets of $462,000 and related income tax effect of $69,300 as a result of negative goodwill allocation to noncurrent assets.

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

In this Form 10-Q, references to “we”, “our”, “us”, “our company”, “Songzai” or the “Registrant” refer to Songzai International Holding Group, Inc.

OVERVIEW

Songzai International Holding Group, Inc. was incorporated in Nevada on June 7, 2001.  The Company is engaged in coal production by exploring, assembling, assessing, permitting and developing coal properties in the People’s Republic of China (the “PRC”). After obtaining permits from the National Land and Resources Office and Heilongjiang Province Economy Committee, the Company extracts coal from such mine property that it has the right to mine, and sells most of the coal on a per ton basis for cash on delivery, primarily to power plants, cement factories, wholesalers and individuals for home heating.  Through the end of March 2008, our business consisted of operating the Tong Gong coal mine in northern PRC, located approximately 175 km southwest of Heihe City in Heilongjiang Province.

On April 4, 2008, we added two coal mines to our operations when we completed the acquisition of two mining companies under common ownership in the PRC, Heilongjiang Xing An Group Hong Yuan Coal Mining Co., Ltd. (“Hong Yuan”) and Heilongjiang Xing An Group Sheng Yu Ming Co., Ltd. (“Sheng Yu”, and with Hong Yuan sometimes collectively referred to as “Xing An”), pursuant to a Stock Purchase Agreement that we entered into on December 31, 2007. After the closing of this acquisition transaction, the selling owners of Xing An (the “Selling Shareholders”) now collectively own 53% of the combined company. Accordingly, for accounting purposes, the transaction is accounted for as a reverse acquisition of the Company by Xing An. Xing An operates two coal mines, the Hong Yuan and Sheng Yu mines, located in Mohe City in Heilongjiang Province.

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

Inventories

Inventories consist of coal extracted from the ground that is available for delivery to customers, as well as extracted coal which has been removed from the ground but not yet processed through a wash plant. Inventories of coals are valued at the lower of average cost or market, cost being determined on a first in, first out method for Tong Gong and on a weighted average basis for Xing An, and include labor costs and all expenditures directly related to the removal of coal.

Prepaid Mining Right

Prepaid mining right is the amount paid to acquire the right to mine the coal reserves.  mining right is expensed based on actual production volume during the period.

Asset Retirement Cost and Obligation

The Company uses Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations. This Statement generally requires the Company’s legal obligations associated with the retirement of long-lived assets are recognized at fair value at the time the obligations are incurred. Obligations are incurred at the time development of a mine commences for underground mines or construction begins for support facilities, refuse areas and slurry ponds. The obligation’s fair value is determined using discounted cash flow techniques and is accreted over time to its expected settlement value. Upon initial recognition of a liability, a corresponding amount is capitalized as part of the carrying amount of the related long-lived asset. Amortization of the related asset is recorded on a straight line basis over the useful lives of the reserves.  Xing An has voluntarily applied to Daxinganling District Environment Protection Bureau for asset retirement obligation and is obligated to account for land subsidence, restoration, rehabilitation and environmental protection for RMB 1 per ton for total reserves at the end of the useful lives of the mines. Tong Gong did not incur and does not anticipate incurring any material dismantlement, restoration and abandonment costs given the nature of its producing activities and the current PRC regulations surrounding such activities.

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

Foreign Currency Translation and Comprehensive Income (Loss)

The functional currency of Tong Gong and Xing An is the Renminbi (“RMB”). For financial reporting purposes, RMB has been translated into United States dollars ("USD") as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period.

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

Recent Accounting Pronouncements

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  This Statement will not have an impact on the Company’s financial statements.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133.”  This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

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

SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, since we are a calendar year-end company we will continue to record and disclose business combinations following existing GAAP until January 1, 2009. The Company expects SFAS 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132R

In September 2006, the FASB, issued SFAS, No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132R,” which requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new reporting requirements and related new footnote disclosure rules of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. The Company adopted the provisions of SFAS No. 158 for the year end 2006, and the effect of recognizing the funded status in accumulated other comprehensive income was not significant. The new measurement date requirement applies for fiscal years ending after December 15, 2008.

Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed.  Management is currently evaluating the effect of this pronouncement on financial statements.

RESULTS OF OPERATIONS

On April 4, 2008, the Company completed the acquisition of 90% of Xing An for an aggregate purchase price of thirty million dollars and 80,000,000 shares (pre-reverse stock split effective on January 07, 2008) of the Company's common stock. The beneficial interests to the remaining 10% of Xing An were placed in trust by the Selling Shareholders for the benefit of the Company. As a result of the acquisition, the Selling Shareholders now collectively own 53% of the combined company.  For accounting purposes, the acquisition of Xing An by Songzai is accounted for as a reverse acquisition of Songzai by Xing An.

The operating results of Xing An for the six months ended June 30, 2008 and Songzai for the three months ended June 30, 2008 are included in the accompanying consolidated statements of operations from the acquisition date.  For convenience of reporting the acquisition for accounting purposes, April 1, 2008 has been designated as the acquisition date.

Comparison of Three Months Ended June 30, 2008 and June 30, 2007.

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	Three Months Ending June 30, 2008 (Unaudited)		Three Months Ending June 30, 2007 (Unaudited)
	$	% of Sales	$	% of Sales
Sales	12,873,937	100%	8,659,916	100%
Cost of Sales	5,350,313	42%	3,073,166	35%
Gross Profit	7,523,624	58%	5,586,750	65%
Operating Expenses	1,427,447	11%	458,612	5%
Income from Operations	6,096,177	47%	5,128,138	59%
Other Income (Expenses), net	(100,561)	0.8%	(32,346)	0.4%
Net Income	4,659,861	36%	3,407,303	39%

Coal mining production and sales at our three mines, in tons, for the periods indicated:

	Tong Gong Coal Mine		Xing An Coal Mine (Hong Yuan and Sheng Yu)
	Production (tons)	Sales (tons)	Production (tons)	Sales (tons)

Second Quarter of 2008:	168,245	168,245	120,000	225,590

Second Quarter of 2007:	142,705	145,569	_____	295,745

Sales. Our revenues are derived primarily from the sales of coal. During the quarter ended June 30, 2008, we had sales of $12.87 million as compared to sales of $8.66 million for the quarter ended June 30, 2007, an increase of approximately 49%.  The increase in sales is primarily due to increase in both our selling price and sales volume resulting from the combined operations of Xing An and Tong Gong following the reverse merger between Xing An and Songzai in the second quarter of 2008. The average selling price per ton for the second quarter of 2008 was $32.69, compared to the average selling price of $29.28 for the same period of 2007, an increase of 12%.  Our total sales volume was 393,835 tons for the second quarter of 2008 (taking into account of both Xing An and Tong Gong), as compared to 295,745 tons of sales for the same period of 2007 (taking into account of only Xing An), an increase of approximately 33%.

Cost of Sales.  Our cost of sales currently consists of cost of brokerage sales, coal production cost and all depreciation, depletion and amortization attributable to our mining operations. Cost of sales for the second quarter of 2008 increased by $2.28 million or approximately 74%, from $3.07 million for the three months ended June 30, 2007 to $5.35 million for the three months ended June 30, 2008. The major reason for the cost increase was due to proportional increase in production cost as sales increased. Our total production during the second quarter of 2008 was 288,245 tons (taking into account of both Xiang An and Tong Gong), as compared to no production for the same period in 2007 (taking into account of only Xing An). Cost of sales as a percentage of sales increased to approximately 42% for the second quarter in 2008 from approximately 35% for the same period in 2007.  This increase was mainly due to higher production cost for Tong Gong at approximately $16 per ton for the second quarter of 2008, as compared to approximately $11 per ton for Xing An for the same period in 2007.

Gross Profit. Gross profit was $7.52 million for the three months ended June 30, 2008 as compared to $5.58 million for the same period in 2007, representing an increase of $1.94 million.  Our gross profit as a percentage of sales was approximately 58% in the second quarter of 2008 as compared to approximately 65% for the same period in 2007. The decrease in gross profit margin can be attributed to the fact that Tong Gong’s higher cost of sales had to be taken into account for the three months ended June 30, 2008, but not for the same period in 2007.

General and Administrative Expenses.  General and administrative expenses totaled $1.43 million for the three months ended June 30, 2008 as compared to $0.46 million for the same period in 2007, an increase of $0.97 million or approximately 211%.  This increase is primarily attributable to the combined expenses for Xing An and Tong Gong being taken into account for the second quarter of 2008 while only Xing An’s expenses were taken into account for the same period in 2007, as well as to the compensation expense of approximately $470,000 for employee stock options vested during the second quarter of 2008.

Net Income. Our net income for the three months ended June 30, 2008 was $4.66 million as compared to net income of $3.41 million for the same period in 2007, an increase of $1.25 million.  This increase in net income is attributable to increase in sales volume, sales price and net income resulting from the combined operations of Xing An and Tong Gong following the merger with Xing An in the second quarter of 2008.  Net income as a percentage of sales decreased from 39% in the second quarter of 2007 to 36% in the second quarter of 2008, and management attributes this primarily to higher cost of sales for Tong Gong and increased operating expenses during the second quarter of 2008.

Comparison of Six Months Ended June 30, 2008 and June 30, 2007.

	Six Months Ending June 30, 2008 (Unaudited)		Six Months Ending June 30, 2007 (Unaudited)
	$	% of Sales	$	% of Sales
Sales	28,036,890	100%	14,866,816	100%
Cost of Sales	11,098,087	40%	5,649,638	38%
Gross Profit	16,938,803	60%	9,217,178	62%
Operating Expenses	1,740,486	6%	722,566	5%
Income from Operations	15,198,317	54%	8,494,612	57%
Other Income (Expenses), net	(137,133)	0.49%	(65,191)	0.44%
Net Income	11,459,037	41%	5,647,712	38%

Coal mining production and sales at each our three mines, in tons, for the periods indicated:

	Tong Gong Coal Mine		Hong Yuan and Sheng Yu Coal Mine
	Production (tons)	Sales (tons)	Production (tons)	Sales (tons)

Six months ended June 30, 2008:	305,781	305,781	659,737	697,609

Six months ended June 30, 2007:	184,015	186,879	398,430	506,109

 Sales. Our revenues are derived primarily from the sales of coal. For the six months ended June 30, 2008, we had sales of $28.04 million as compared to sales of $14.87 million for the six months ended June 30, 2007, an increase of approximately 89%.  The increase in sales is primarily due to increase in both the selling price and the sales volume after the merger of Xing An and Songzai on April 4, 2008.  The average selling price per ton for the six months ended June 30, 2008 was $32.38, compared to the average selling price of $29.37 for the same period of 2007, an increase of 10%.  Our sales volume for the six months ended June 30, 2008 was 865,854 tons, consisting of Xing An’s six months sales and Tong Gong’s three months sales as of June 30, 2008, compared to 506,109 tons for the same period in 2007, consisting of only Xing An’s sales, an increase of approximately 71%.

Cost of Sales.  Our cost of sales currently consists of cost of brokerage sales, coal production cost and all depreciation, depletion and amortization attributable to mining operations. Cost of sales for the six months ended June 30, 2008 increased by $5.45 million or approximately 96%, from $5.65 million for the six months ended June 30, 2007 to $11.1 million for the six months ended June 30, 2008. The major reason of cost increase was due to proportional increase in production cost as sales increased. Production during the six months ended June 30, 2008 was 827,982 tons, consisting of Xing An’s six months production and Tong Gong’s three months production as of June 30, 2008, compared to 398,430 tons for the same period in 2007, consisting of only Xing An’s production, an increase of approximately 108%.  Cost of sales as a percentage of sales increased to approximately 40% for the six months ended June 30, 2008 from approximately 38% for the same period in 2007.  This increase was mainly attributable to Tong Gong’s higher production cost during the second quarter of 2008, at approximately $16 per ton, as compared to approximately $10.05 per ton for the six months ended June 30, 2007 (taking into account only of Xing An’s production cost).

Gross Profit. Gross profit was $16.94 million for the six months ended June 30, 2008 as compared to $9.22 million for the same period in 2007, representing an increase of $7.72 million.  Our gross profit as a percentage of sales was approximately 60% for the six months ended June 30, 2008 as compared to approximately 62% for the same period in 2007. The decrease in gross profit margin can be attributed to higher cost of sales for Tong Gong being taken into account as a result of the merger with Xing An, as compared to the same period in 2007 when only Xing An’s cost of sales was taken into account.

General and Administrative Expenses.  General and administrative expenses totaled $1.74 million for the six months ended June 30, 2008 as compared to $0.72 million for the same period in 2007, an increase of $1.02 million or approximately 142%.  This increase is primarily attributable to the combined expenses for Xing An and Tong Gong being taken into account for the first six months of 2008 while only Xing An’s expenses were taken into account for the first six months of 2007, as well as compensation expense of approximately $470,000 for employee stock options vested during the second quarter of 2008, and expenses related to the Xing An acquisition (including due diligence, audit and legal fees).

Net Income. Our net income for the six months ended June 30, 2008 was $11.46 million as compared to net income of $5.65 million for the same period in 2007, an increase of $5.81million.  This increase in net income is attributable to increase in sales volume, sales price and net income resulting from the combined operations of Xing An and Tong Gong following the merger with Xing An in the second quarter of 2008. Net income as a percentage of sales increased from 38% for the six months ended June 30, 2007 to 41% for the same period of 2008, and management attributes this primarily to an increase in production and sales with increased selling price, and the new lower income tax rate of 25% for Xing An effective for fiscal 2008, down from 33% for fiscal 2007.

 LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

As of June 30, 2008, we had cash and cash equivalents of $18,790,198. Working capital was approximately $(15.22) million at June 30, 2008. The ratio of current assets to current liabilities was 0.58:1 at June 30, 2008. The negative working capital was mainly due to the notes payable of $30,000,000 to the Selling Shareholders for the acquisition of Xing An.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2008 and 2007:

	Six Months Ended June 30
	2008	2007
Cash provided by (used in):
Operating Activities	$570,088	$5,043,609
Investing Activities	$7,100,434	$--
Financing Activities	$999,847	$(1,036,592)

Net cash inflow sourced from operating activities was approximately $0.57 million in the six months ended June 30, 2008 while net cash flow provided by operating activities was approximatel$5.04 million in the same period in 2007.  The primary factor of decreased cash inflow from operating activities was due to the payment of approximately $11,926,000 for our mining rights, and payment of income tax during the six months ended June 30, 2008 even though our net income was increased rapidly.

Net cash flow provided by investing activities was approximately $7.1 million in the six months ended June 30, 2008, compared to $0 of net cash provided by investing activities in the six months ended June 30, 2007. This increase in cash flow from investing activities is mainly due to $7.2 million of cash acquired from the acquisition of Songzai.

Net cash flow provided by financing activities was approximately $1 million in the six months ended June 30, 2008 as compared to net cash used in financing activities of approximately $1.04 million in the six months ended June 30, 2007. The increase in cash flow from financing activities in the six months ended June 30, 2008 is primarily due to an advance from a shareholder for payment of certain operating expenses at our US headquarters while in the six months ended June 30, 2007, we repaid loan that was borrowed from the original owner of Hong Yuan and Sheng Yu in 2006.

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

The following tables summarize our contractual obligations as of June 30, 2008, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total		Less than 1 year		1-3 Years		3-5 Years		5 Years +

Contractual Obligations :
Bank Indebtedness	$	_____	$	_____	$	_____	$	_____	$	_____
Other Indebtedness		$30,000,000		$30,000,000	$	_____	$	_____	$	_____
Capital Lease Obligations	$	_____	$	_____	$	_____	$	_____	$	_____
Operating Leases	$	_____	$	_____	$	_____	$	_____	$	_____
Mining Right		$893,664	$	_____		$893,664	$	_____	$	_____
Total Contractual Obligations:		$30,893,664		$30,000,000		$893,664	$	_____	$	_____

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable and long-term obligations. We consider investments in highly liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents. However, in order to manage the foreign exchange risks, we may engage in hedging activities to manage our financial exposure related to currency exchange fluctuation. In these hedging activities, we might use fixed-price, forward, futures, financial swaps and option contracts traded in the over-the-counter markets or on exchanges, as well as long-term structured transactions when feasible.

Interest Rates. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At June 30, 2008, we had approximately $18,790,198 in cash and cash equivalents. A hypothetical 1% increase or decrease in interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Foreign Exchange Rates. All of our sales and inputs are transacted in Renminbi (“RMB”). As a result, changes in the relative values of U.S. Dollars and RMB affect our reported levels of revenues and profitability as the results are translated into U.S. Dollars for reporting purposes. However, since we conduct our sales and purchase inputs in RMB, fluctuations in exchange rates are not expected to significantly affect our financial stability, or gross and net profit margins. We do not currently expect to incur significant foreign exchange gains or losses, or gains or losses associated with any foreign operations.

Our exposure to foreign exchange risk primarily relates to currency gains or losses resulting from timing differences between signing of sales contracts and settling of these contracts. Furthermore, we translate monetary assets and liabilities denominated in other currencies into RMB, the functional currency of our operating business. Our results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in our statement of shareholders’ equity. We recorded net foreign currency gains of $238,346 and $2,061,858 in the six months ended June 30, 2007 and 2008, respectively. We have not used any forward contracts, currency options or borrowings to hedge our exposure to foreign currency exchange risk. We cannot predict the impact of future exchange rate fluctuations on our results of operations and may incur net foreign currency losses in the future. As our sales denominated in foreign currencies, such as RMB, continue to grow, we may consider using arrangements to hedge our exposure to foreign currency exchange risk.

Our financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. The value of your investment in our stock will be affected by the foreign exchange rate between U.S. dollars and RMB. A decline in the value of RMB against the U.S. dollar could reduce the U.S. dollar equivalent amounts of our financial results, the value of your investment in our company and the dividends we may pay in the future, if any, all of which may have a material adverse effect on the price of our stock.

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

As of June 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective at the reasonable assurance level.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the six months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As all of our revenue is derived from sales of coal in the PRC, our business and operating results are substantially dependent on the domestic Chinese demand for coal. The Chinese coal market is cyclical and exhibit fluctuation in supply and demand from year to year. They are subject to numerous factors beyond our control, including, but not limited to, the economic conditions in the PRC and fluctuations in industries with high demand for coal, such as the power and steel industries. Fluctuations in supply and demand for coal have effects on coal prices, which in turn affect our operating and financial performance. We have experienced substantial price fluctuations in the past and believe that such fluctuations will continue. The average selling price of coal products per ton from Tong Gong Coal Mine was RMB 170 per ton in 2005, RMB 174 per ton in 2006, RMB 192 per ton in 2007, RMB 213 per ton in the first six months of 2008. The average selling price of coal products per ton from Hong Yuan and Sheng Yu coal mines was RMB 200 per ton in 2005, RMB 200 per ton in 2006, RMB 225 per ton in 2007, RMB 233 per ton in the first six months of 2008. The demand for coal is primarily affected by the overall economic development and the demand for coal from the electricity generation, steel and construction industries. The supply of coal, on the other hand, is primarily affected by the geographical location of the coal supplies, the volume of coal produced by the domestic and international coal suppliers, and the quality and price of competing sources of coal. Alternative fuels, such as natural gas, oil and nuclear power, and alternative energy sources, such as hydroelectric power also have influences on the market demand for coal. Excess supply of coal or significant reduction in the demand for our coal by domestic electricity generation or steel industries may have an adverse effect on coal prices, which would in turn cause a decline in our profitability. In addition, any significant decline in domestic coal prices could materially and adversely affect our business and result of operations.

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

Approximately 100% of Tong Gong’s net sales in the three month ended June 30, 2008, and approximately 100% of Xing An’s net sales for the same period, were derived from sales of coal transported by the Chinese national railway system. As the railway system has limited transportation capacity and cannot fully satisfy coal transportation requirements, discrepancies between capacity and demand for transportation exist in certain areas of the PRC. We generally utilize the national rail system to transport coal to our customers. No assurance can be given that we will continue to be allocated adequate railway transport capacity or acquire adequate rail cars, or that we will not experience any material delay in transporting our coal as a result of insufficient railway transport capacity or rail cars.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 4, 2008, we issued 8,000,000 shares of our common stock to the Selling Shareholders of Hong Yuan and Sheng Yu in connection with our acquisition of these two companies. The issuance of these shares was exempt from registration pursuant to Regulation S under the Securities Act of 1933. We made this determination based on the representations of the Selling Shareholders, which included, in pertinent part, that such shareholders were not a "U.S. person" as that term is defined in Rule 902(k) of Regulation S under the Act, and that such shareholders were acquiring our common stock, for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to the resale or distribution thereof, and that such shareholders understood that the shares of our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

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

3.1	Articles of Incorporation dated June 7, 2001. (4)

3.2	Certificate of Amendment to Articles of Incorporation dated October 23, 2003. (4)

3.3	Articles of Exchange among Harbin Yong Heng Ke Ji Fa Zhan You Xian Ze Reng Gong Si and Songzai International Holding Group, Inc. (5)

3.4	Certificates of Amendments to Articles of Incorporation, dated October 23, 2003. (5)

3.5	Certificate of Amendment to Articles of Incorporation dated July 16, 2004. (4)

3.6	Certificate of Designation, Preference and Rights of Convertible Preferred Stock dated January 9, 2006. (4)

3.7	Certificate of Change Pursuant to NRS 78.209 as filed with the Secretary of State of Nevada on January 7, 2008. (6)

3.8	By-laws. (4)

4.1	Form of the Promissory Note issued to the Xing An Owners (7)

10.1	Escrow Agreement dated as of April 4, 2008, by and among the Songzai, the Xing An Owners and U.S. Bank (7)

10.2	Trust Agreement dated as of April 4, 2008, by and among Songzai, the Xing An Owners and Anping Cang (7)

10.3	Amendment to Employment Agreement, dated June 9, 2008, by and between Songzai International Holding Group, Inc. and Yvonne Zhang (8)

10.4	Stock Option Agreement, dated June 9, 2008, by and between Songzai International Holding Group, Inc. and Yvonne Zhang (8)

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer *

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer *

99.1	Coal Mining Right Permit issued by the Heilongjiang Province National Land and Resources Officer, dated December 31, 2005. (4)

99.2	Coal Mining Right Permit issued by the Heilongjiang Province Economy Committee, dated December 31, 2005. (4)

99.3	Safe Production Certificate issued by the Heilongjiang Coal Safety Inspection Bureau, dated February 16, 2006. (4)

99.4	Audited consolidated financial statements of Hong Yuan and Sheng Yu for the years ended December 31, 2007 and 2006, and accompanying notes to consolidated financial statements. (7)

(1)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed on January 2, 2004.

(2)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed on April 8, 2004.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 7, 2008.

(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB filed on March 31, 2006.

(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A filed on May 14, 2004.

(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 10, 2008.

(7)	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB filed on April 10, 2008.

(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on June 10, 2008.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.

Dated: August 14, 2008	By:	/s/ Hong Jun Li
Hong Jun Li
President

Dated: August 14, 2008	By:	/s/ Yvonne Zhang
Yvonne Zhang
Chief Financial Officer