Form 10-Q
period 2008-09-30
SONGZAI INTERNATIONAL HOLDING GROUP INC
filed 2008-11-14
CIK 1145761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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

As of November 12, 2008, the Registrant had 14,932,582 shares of Common Stock outstanding.

SONGZAI INTERNATIONAL HOLDING GROUP INC.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SONGZAI INTERNATIONAL HOLDING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of September 30, 2008	As of December 31, 2007
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash & cash equivalents	$28,065,289	$9,327,227
Restricted cash	213,314	-
Accounts receivable	-	3,509,445
Advance to suppliers	14,782	-
Other receivables	48,545	-
Inventory	18,035	502,984
Prepaid expenses	32,879	-
Prepaid mining right, net	818,642	405,780
Advance to related party	-	753,982

Total current assets	29,211,486	14,499,418

NONCURRENT ASSETS
Property and equipment, net	9,143,796	7,671,122
Construction in progress	87,749	-
Prepaid mining right, net	22,621,585	9,097,484
Asset retirement cost, net	2,973,258	2,901,600

Total noncurrent assets	34,826,388	19,670,206

TOTAL ASSETS	$64,037,874	$34,169,624

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$204,648	$-
Unearned revenue	466,903	-
Accrued liabilities and other payables	878,978	225,348
Taxes payable	4,818,291	7,253,019
Advance from shareholder	1,324,189	-
Notes payable to shareholders	30,000,000	-

Total current liabilities	37,693,009	7,478,367

NONCURRENT LIABILITIES
Asset retirement obligation	3,943,806	3,577,759
Deferred tax liability	450,749	744,956

Total noncurrent liabilities	4,394,555	4,322,715

Total liabilities	42,087,564	11,801,082

CONTINGENCIES AND COMMITMENT

STOCKHOLDERS' EQUITY
Series A Preferred Stock ($0.001 par value, 8,000,000 shares authorized, 40,000 shares issued and outstanding)	40	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 14,932,582 and 8,000,000 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	14,933	8,000
Additional paid in capital	8,706,694	1,321,062
Surplus reserve	7,730,324	2,943,658
Accumulated other comprehensive income	3,775,167	1,405,103
Retained earnings	1,723,152	16,690,719

Total stockholders' equity	21,950,310	22,368,542

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$64,037,874	$34,169,624

The accompanying notes are an integral part of the consolidated financial statements.

SONGZAI INTERNATIONAL HOLDING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	FOR THE NINE MONTHS ENDED		FOR THE THREE MONTHS ENDED
	SEPTEMBER 30, 2008	SEPTEMBER 30, 2007	SEPTEMBER 30, 2008	SEPTEMBER 30, 2007

Net sales	$42,911,622	$21,108,043	$14,874,732	$6,241,227

Cost of goods sold	17,530,476	7,956,782	6,432,389	2,307,144

Gross profit	25,381,146	13,151,261	8,442,343	3,934,083

Operating expenses
Selling expenses	456,571	571,234	68,565	120,911
General and administrative expenses	1,891,267	335,338	538,787	63,095

Total operating expenses	2,347,838	906,572	607,352	184,006

Income from operations	23,033,308	12,244,689	7,834,991	3,750,077

Non-operating income (expenses)
Interest income	10,813	158,683	4,851	158,091
Interest expense	(143,524)	(99,109)	(55,350)	(33,497)
Financial expense	(395)	(192)	(423)	(21)
Other income	221	-	41,026	-
Other expenses	(58,349)	-	(42,788)	-
Subsidy income	1,432	-	15	-

Total non-operating income (expenses)	(189,802)	59,382	(52,669)	124,573

Income before income tax	22,843,506	12,304,071	7,782,322	3,874,650

Income tax	5,323,482	4,008,672	1,721,335	1,226,963

Net income	17,520,024	8,295,399	6,060,987	2,647,687

Other comprehensive item
Foreign currency translation	2,370,064	512,873	308,206	274,527

Comprehensive Income	$19,890,088	$8,808,272	$6,369,193	$2,922,214

Basic weighted average shares outstanding	12,528,950	8,000,000	14,932,582	8,000,000

Diluted weighted average shares outstanding	12,790,263	8,000,000	15,332,582	8,000,000

Basic net earnings per share	$1.40	$1.04	$0.41	$0.33

Diluted net earnings per share	$1.37	$1.04	$0.40	$0.33

The accompanying notes are an integral part of the consolidated financial statements.

SONGZAI INTERNATIONAL HOLDING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	FOR THE NINE MONTHS ENDED
	SEPTEMBER 30, 2008	SEPTEMBER 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,520,024	$8,295,399
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	250,729	373,752
Accretion of interest	113,210	99,110
Interest income on loan receivable from shareholder	-	(156,580)
Imputed interest expenses	30,315	-
Stock option compensation expense	471,979	-
Increase in deferred tax liability	739,349	200,728
(Increase) decrease in current assets:
Accounts receivable	3,666,046	3,646,606
Advance to suppliers	37,281	-
Other receivables	76,492	(361,413)
Prepaid expenses	(3,567)	-
Inventory	546,312	(1,284,877)
Prepaid mining right	(11,072,649)	(5,342,331)
Increase (decrease) in current liabilities:
Accounts payable	(116,927)	2,935,880
Unearned revenue	258,959	262,730
Accrued liabilities and other payables	157,009	(501,941)
Taxes payable	(3,218,820)	(376,756)

Net cash provided by operating activities	9,455,742	7,790,307

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	(240)	-
Acquisition of property & equipment	(126,678)	-
Construction in progress	(86,733)	-
Cash acquired at purchase of business	7,204,465	-

Net cash provided by investing activities	6,990,814	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from / (to) shareholder	1,212,184	(1,043,869)

Net cash provided by (used in) financing activities	1,212,184	(1,043,869)

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	1,079,322	373,489

NET INCREASE IN CASH & CASH EQUIVALENTS	18,738,062	7,119,927

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	9,327,227	5,283,764

CASH & CASH EQUIVALENTS, END OF PERIOD	$28,065,289	$12,403,691

Supplemental Cash flow data:
Income tax paid	$7,494,577	$3,518,883
Interest paid	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted (“GAAP”) in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s 2007 audited financial statements. The results for the nine and three months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At September 30, 2008 and December 31, 2007, the Company had restricted cash of $213,314 and $0, respectively, in the bank pledged for safety production of coal mine that is required by the Heilongjiang Board for Overseeing Safety Production.

Accounts Receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. At September 30, 2008 and December 31, 2007, the Company’s accounts receivable was $0 and $3,509,445, respectively; and the Company’s bad debt allowance for accounts receivable was $0.

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

Asset Retirement Cost and Obligation

The Company uses Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations. This Statement generally requires the Company’s legal obligations associated with the retirement of long-lived assets are recognized at fair value at the time the obligations are incurred. Obligations are incurred at the time development of a mine commences for underground mines or construction begins for support facilities, refuse areas and slurry ponds. The obligation’s fair value is determined using discounted cash flow techniques and is accreted over time to its expected settlement value. Upon initial recognition of a liability, a corresponding amount is capitalized as part of the carrying amount of the related long-lived asset. Amortization of the related asset is recorded on a straight line basis over the useful lives of the reserves. Xing An has voluntarily applied to Daxinganling District Environment Protection Bureau for asset retirement obligation and is obligated to account for land subsidence, restoration, rehabilitation and environmental protection for RMB 1 per ton for total reserves at the end of the useful lives of the mines. Tong Gong did not incur and does not anticipate incurring any material dismantlement, restoration and abandonment costs given the nature of its producing activities and the current PRC regulations surrounding such activities. See additional discussion in Note 10, “Asset Retirement Cost and Obligations.”

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

Mining structure includes the main and auxiliary mine shafts, underground tunnels, and other integrant mining infrastructure. Depreciation for the mine shafts is provided to write off the cost of the mining structure using the units of production method based on the estimated production volume for which the structure was designed.

Based on updated geological report and new estimated production volume, the estimated useful life of mining structure is 10 to 12 years.

Impairment of Long-Lived Assets

Long-lived assets, which include property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of September 30, 2008 and December 31, 2007, there were no significant impairments of its long-lived assets.

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

Revenue Recognition

The Company's revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (“SAB”) 104. Coal sales revenues include sales to customers of coal produced at Company operations and coal purchased from other coal mining companies. Sales revenue is recognized when a formal arrangement exists, which is generally represented by a contract between the Company and the buyer; the price is fixed or determinable; title has passed to the buyer, which generally is at the time of delivery; no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as unearned revenue.

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

Resource Compensation Fees

In accordance with the relevant regulations, Tong Gong is required to pay mineral resource compensation fees to the Heilongjiang Local Land Resource Bureau at RMB 3 per ton for its total production during the year; Xing An is required to pay resource compensation fees at 1% of its total sales.  The Company expenses such costs when incurred.

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

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows,” cash flows from the Company's operations are calculated based upon the local currencies.  As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.  The cash flows from operating, investing and financing activities exclude the effect of reverse acquisition of Songzai.

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

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007
Net income	$17,520,024	$8,295,399	$6,060,987	$2,647,687

Weighted average shares outstanding - basic	12,528,950	8,000,000	14,932,582	8,000,000
Effect of dilutive securities:
Series “A” preferred stock	261,313	-	400,000	-
Unexercised warrants	-	-	-	-
Weighted average shares
outstanding - diluted	12,790,263	8,000,000	15,332,582	8,000,000

Earnings per share – basic	$1.40	$1.04	$0.41	$0.33
Earnings per share – diluted	$1.37	$1.04	$0.40	$0.33

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

The Company uses SFAS No. 130 “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the nine and three months ended September 30, 2008 and 2007 included net income and foreign currency translation adjustments.

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

New Accounting Pronouncements

Accounting for Financial Guarantee Insurance Contracts

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.”  The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement will not have an impact on the Company’s financial statements.

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

3. INVENTORY

Inventory at September 30, 2008 and December 31, 2007 consisted of coal and materials needed for coal extraction.

4. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Building	$2,363,941	$1,925,671
Mining structure	4,376,861	3,440,002
Production equipment	3,020,147	2,492,049
Office equipment	13,944	-
Vehicle	52,439	14,394
	9,827,332	7,872,116
Less: Accumulated depreciation	(683,536)	(200,994)
	$9,143,796	$7,671,122

Depreciation expense for the nine months ended September 30, 2008 and 2007 was approximately $115,000 and $49,000, respectively, and approximately $188,000 and $16,000 for the three months ended September 30, 2008 and 2007, respectively.

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

The Company’s prepaid mining right consisted of the following at September 30, 2008 and December 31, 2007, respectively:

	September 30, 2008			December 31, 2007
	Xing An	Tong Gong	Total
Prepaid mining right	$21,729,293	3,520,094	25,249,387	$10,439,273
Less: Amortized portion	(1,532,818)	(276,342)	(1,809,160)	(936,009)
Prepaid mining right, net	20,196,475	3,243,752	23,440,227	9,503,264
Current	$660,018	158,624	818,642	$405,780
Noncurrent	$19,536,457	3,085,128	22,621,585	$9,097,484

As of September 30, 2008, the total coal reserves that the Company may extract under the mining rights of Xing An and Tong Gong is 25,931,500 tons.  The Company is committed to pay for 766,205 tons of coal at RMB 8 ($1.17) per ton for the total amount of $893,664 at September 30, 2008. The contract has been accounted for similar to a royalty agreement as neither the payment terms nor the price per ton is fixed. The Company expenses the tons of coal extracted during the period multiplied by the price per ton that has been paid at, charging the amount to cost of good sold with a corresponding credit to prepaid mining rights.

7. RELATED PARTY TRANSACTION

Advance to related party

Advance to related party represented advances of $753,982 to the Company’s principal shareholder in fiscal year 2007, which was repaid during the first quarter of fiscal 2008.

Lease from shareholder

Xing An leases offices and certain office equipments under long-term lease agreements from a principal shareholder of the Company with monthly payment of approximately $1,800 (RMB 12,500). The operating lease agreements provide that Xing An pays certain operating expenses applicable to the leased premises.

Advance from shareholder

The Company owed a stockholder $1,324,189 for short-term advances at September 30, 2008. Imputed interest expense is charged at 6% per annum on the amount due. Total imputed interest included as additional paid-in capital amounted to $30,315 and $0 for the nine months ended September 30, 2008 and 2007, respectively.

Notes payable to shareholders

In connection with the acquisition of Xing An, Songzai issued 8 million shares of its common stock and promissory notes totaling $30 million to the Selling Shareholders. 60% of the principal amount of the promissory notes is payable six months after the closing of the acquisition, and the remaining balance is payable on the first anniversary of the closing, provided that the entire balance will be due immediately if the Company receives financing in excess of $30 million.  The Company repaid $18 million to the Selling Shareholders on October 15, 2008.

8. ACCRUED LIABILITIES AND OTHER PAYABLES

Other payables at September 30, 2008 consisted of accrued utility expenses of approximately $91,000, resources compensation fees payable of approximately $210,000, short term advance of approximately $189,000 from third parties, other government levies of approximately $52,000, and other payables, including payroll, welfare payable, employee education and labor union outlays, in the aggregate amount of approximately $336,000.

9. TAX PAYABLE

Tax payable consisted of the following at September 30, 2008 and December 31, 2007, respectively:

	September 30, 2008	December 31, 2007
Income tax payable	$4,282,987	$6,353,145
Value added tax payable	411,871	773,168
Resource tax payable	48,760	65,511
Urban maintenance and construction tax payable	72,872	61,195
Other tax	1,801	-
	$4,818,291	$7,253,019

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

The following tables describe the changes to the Company’s asset retirement cost and obligation:

Asset Retirement Cost at September 30, 2008 and December 31, 2007 was:

	September 30, 2008	December 31, 2007
Asset retirement cost	$3,497,951	$3,269,409
Less: Accumulated amortization	(524,692)	(367,808)
	$2,973,258	$2,901,600

Amortization expense for asset retirement cost for the nine months ended September 30, 2008 and 2007 was approximately $128,000 and $116,000; and approximately $43,000 and $39,000 for the three months ended September 30, 2008 and 2007, respectively.

Asset Retirement Obligation activity for the nine months ended September 30, 2008 and the year ended December 31, 2007 was:

	September 30, 2008	December 31, 2007
Balance at January 1	$3,577,759	$3,213,087
Accretion expense	113,210	134,512
Foreign currency translation gain	252,837	230,160
Ending balance	$3,943,806	$3,577,759

11. DEFFERED TAX LIABILITY, NET

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

At September 30, 2008 and December 31, 2007, deferred tax liability consisted of the following:

	September 30, 2008	December 31, 2007
Deferred tax asset for property and equipment	$1,187,284	$-
Deferred tax liability for reserve for safety and maintenance	1,638,033	744,956
Net	$450,749	$744,956

12. INCOME TAXES

It is the management’s intention to reinvest all the income attributable to the Company earned by its operations outside the US. Accordingly, no US corporate income taxes are provided for these financial statements.

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Songzai was incorporated in the United States and has incurred net operating loss for income tax purposes.  Songzai has net operating loss carry forwards for income taxes amounting to approximately $2,046,000 at September 30, 2008 which may be available to reduce future years’ taxable income. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a full deferred tax asset valuation allowance has been provided.

Tong Gong is a Sino-foreign joint venture enterprise formed in the PRC that is subject to PRC income tax computed according to the relevant laws and regulations in the PRC. According to the PRC government local tax bureau, Tong Gong is entitled to full income tax relief for the first two years commencing on January 2005 and 15% for the subsequent three years from 2007 to 2009.  Effective January 1, 2008, the PRC government has implemented new reformed income tax rate with a maximum of 25%.  Tong Gong is granted by tax bureau that starting from January 1, 2008, Tong Gong is subject to 12.5% income tax rate for 2008 and 2009, and 25% for the years thereafter.

Hong Yuan and Sheng Yu are governed by the Income Tax Law of the PRC concerning the private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriated tax adjustments.

For the nine and three months ended September 30, 2008 and 2007, the Company’s effective income tax rate differs from the US statutory rate due to tax rate difference, effect of tax holiday, and valuation allowance.

13. MAJOR CUSTOMERS AND VENDORS

Six major customers accounted for 22%, 16%, 13%, 11%, 10% and 10% of the company’s total sales for the nine months ended September 30, 2008, respectively. Three major customers accounted for 49%, 20% and 11% for the three months ended September 30, 2008. At September 30, 2008, the total receivable balance due from these customers was $0.

Four major customers accounted for 34%, 19%, 12% and 12% of the company’s total sales for the nine months ended September 30, 2007, respectively. For the three months ended September 30, 2007, two customers accounted for about 42% and 20% of the sales, respectively.

There were no major vendors for the Company for the nine and three months ended September 30, 2008 and 2007.

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

Common welfare fund

Common welfare fund is a voluntary fund that the Company can elect to transfer 5% to 10% of its net income to this fund.  The Company did not make any contribution to this fund for the nine months ended September 30, 2008 and the year ended December 31, 2007.

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

The following table reconciles the statutory reserves at September 30, 2008 and December 31, 2007, respectively:

	September 30, 2008			December 31, 2007
	Xing An	Tong Gong	Total
Statutory surplus reserve	$867,634	1,601,863	2,469,497	$1,415,537
Safety and Maintenance reserve	3,593,584	1,667,243	5,260,827	1,528,121
Total statutory reserves	$4,461,218	3,269,106	7,730,324	$2,943,658

15. STOCK-BASED COMPENSATION PLAN

On June 9, 2008, the Company granted options to an employee to purchase up to 55,000 shares of the Company’s common stock at an exercise price of $9.35 per share for a period of 5 years. The options vest and become exercisable immediately upon their issuance date.

Based on the fair value method under SFAS 123R, the fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk free interest rate is based upon market yields for United States Treasury debt securities at a maturity near the term remaining on the option. Dividend rates are based on the Company’s dividend history. The stock volatility factor is based on the historical volatility of the Company’s stock price. The expected life of an option grant is based on management’s estimate as no options have been exercised in the Plan to date. The fair value of each option grant to employees is calculated by the Black-Scholes method and is recognized as compensation expense over the vesting period of each stock option award. For stock options issued, the fair value was estimated at the date of grant using the following range of assumptions:

The options vest upon the issuance and have a life of 5 years, with volatility of 100%, risk free interest rate of 3.76%, and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options.

The following table summarizes activities of these options for the nine months ended September 30, 2008:

	Number of Shares	Average Exercise Price per Share	Weighed Average Remaining Contractual Term in Years
Outstanding at December 31, 2007	-	$-	-
Exercisable at December 31, 2007	-
Granted	-
Exercised	-
Forfeited	-
Outstanding at March 31, 2008	-	$-	-
Exercisable at March 31, 2008	-
Granted	55,000	$9.35	5.00
Exercised	-
Outstanding at September 30, 2008	55,000	$9.35	4.69

The weighted-average grant date fair value of stock options granted to employee for the nine months ended September 30, 2008 was $8.58 per share. The Company recorded $471,979 of compensation expense for employee stock options during the nine months ended September 30, 2008.  There were no options exercised during the nine months ended September 30, 2008.

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

The Company leases its offices and certain office equipments under long-term lease agreements expiring at July 30, 2015. The operating lease agreements provide that the Company pays certain operating expenses applicable to the leased premises. Rental expense for the nine months ended September 30, 2008 and 2007 was approximately 16,000 and $15,000; and approximately $5,400 and $4,900 for the three months ended September 30, 2008 and 2007, respectively.

The future minimum annual lease payments required under the operating leases are as follows:

Year Ending September 30,	Payments

2009	$18,815
2010	18,815
Total future lease payments	$37,630

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

The operating results of Xing An for the nine months ended September 30, 2008 and Songzai for the six months ended September 30, 2008 are included in the accompanying consolidated statements of operations from the acquisition date.  For convenience of reporting the acquisition for accounting purposes, April 1, 2008 has been designated as the acquisition date.

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

Cash	$7,204,465
Restricted cash	206,969
Advance to suppliers	51,002
Other receivables	150,693
Inventory	37,870
Prepaid mining right	1,562,426
Property and equipment	1,094,324
Deferred tax asset	1,273,026
Accounts payable	(317,115)
Tax payable	(342,211)
Advances from shareholder	(900,184)
Other current liabilities	(696,394)
Deferred tax liability	(169,990)
Purchase price	$9,154,881

The following unaudited pro forma consolidated results of continuing operations for Xing An and Songzai for the nine months ended September 30, 2008 and 2007 presents the Xing An and Songzai’s operations as if the acquisitions occurred on January 1, 2008 and 2007, respectively.  The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisitions been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

For the nine months ended September 30, 2008			Pro forma		Pro forma
	Xing An	Songzai	Adjustments		Consolidated

Net revenue	$32,271,134	$14,773,457	$-		$47,044,591

Cost of revenue	12,324,134	7,362,596	-		19,686,730

Gross profit	19,947,000	7,410,861	-		27,357,861

Total operating expenses	1,262,492	1,505,825	(621,000)	(a)	2,147,317

Income from operations	18,684,508	5,905,036	621,000		25,210,544

Total non-operating expenses	(120,289)	(77,048)	-		(197,337)

Income before income tax	18,564,219	5,827,988	621,000		25,013,207

Income tax	4,641,055	864,888	78,000	(a)	5,583,943

Net income	$13,923,164	$4,963,100	$543,000		$19,429,264

Basic weighted average shares outstanding	8,000,000	6,932,582			14,932,582
Diluted weighted average shares outstanding	8,000,000	7,332,582			15,332,582

Basic net earnings per share	$1.74	$0.72			$1.30
Diluted net earnings per share	$1.74	$0.68			$1.27

(a) Pro forma adjustment is to record decreased depreciation expense for the decrease in basis of the fixed assets of $621,000 and related income tax effect of $78,000 as a result of negative goodwill allocation to noncurrent assets.

For the nine months ended September 30, 2007			Pro forma		Pro forma
	Xing An	Songzai	Adjustments		Consolidated

Net revenue	$21,108,043	$8,494,534	$-		$29,602,577

Cost of revenue	7,956,782	4,144,377	-		12,101,159

Gross profit	13,151,261	4,350,157	-		17,501,418

Total operating expenses	906,572	1,089,601	(681,000)	(a)	1,315,173

Income from operations	12,244,689	3,260,556	681,000		16,186,245

Total non-operating expenses	59,382	(9,132)	-		50,250

Income before income tax	12,304,071	3,251,424	681,000		16,236,495

Income tax	4,008,672	686,193	102,000	(a)	4,796,865

Net income	$8,295,399	$2,565,230	$579,000		$11,439,630

Basic weighted average shares outstanding	8,000,000	6,932,582			14,932,582
Diluted weighted average shares outstanding	8,000,000	7,332,582			15,332,582

Basic net earnings per share	$1.04	$0.37			$0.77
Diluted net earnings per share	$1.04	$0.35			$0.75

(a) Pro forma adjustment is to record decreased depreciation expense for the decrease in basis of the fixed assets of $681,000 and related income tax effect of $102,000 as a result of negative goodwill allocation to noncurrent assets.

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

In this Form 10-Q, references to “we”, “our”, “us”, the “Company”, “Songzai” or the “Registrant” refer to Songzai International Holding Group, Inc.

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

Mining structure includes the main and auxiliary mine shafts, underground tunnels, and other integrant mining infrastructure. Depreciation for the mine shafts is provided to write off the cost of the mining structure using the units of production method based on the estimated production volume for which the structure was designed.

Revenue Recognition

The Company's revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (“SAB”) 104.  Coal sales revenues include sales to customers of coal produced at Company operations and coal purchased from other coal mining companies. Sales revenue is recognized when a formal arrangement exists, which is generally represented by a contract between the Company and the buyer; the price is fixed or determinable; title has passed to the buyer, which generally is at the time of delivery; no other significant obligations of the Company exist and collectability is reasonably assured.  Payments received before all of the relevant criteria for revenue recognition are recorded as unearned revenue.

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

Recent Accounting Pronouncements

Accounting for Financial Guarantee Insurance Contracts

        In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.” The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement will not have an impact on the Company’s financial statements.

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

The operating results of Xing An for the nine months ended September 30, 2008 and Songzai for the six months ended September 30, 2008 are included in the accompanying consolidated statements of operations from the acquisition date.  For convenience of reporting the acquisition for accounting purposes, April 1, 2008 has been designated as the acquisition date.

Comparison of Three Months Ended September 30, 2008 and September 30, 2007.

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	Three Months Ending September 30, 2008 (Unaudited)			Three Months Ending September 30, 2007 (Unaudited)
	$	% of Sales		$	% of Sales
Sales	14,874,732	100%		6,241,227	100%
Cost of Sales	6,432,389	43%		2,307,144	37%
Gross Profit	8,442,343	57%		3,934,083	63%
Operating Expenses	607,352	4%		184,006	3%
Income from Operations	7,834,991	53%		3,750,077	60%
Other Income (Expenses), net	(52,669)	(0.35	% )	124,573	2%
Net Income	6,060,987	41%		2,647,687	42%

Coal mining production and sales at our three mines, in tons, for the periods indicated:

	Tong Gong Coal Mine		Xing An Coal Mines (Hong Yuan and Sheng Yu)
	Production (tons)	Sales (tons)	Production (tons)	Sales (tons)

Third Quarter of 2008:	66,448	153,517	0	255,909

Third Quarter of 2007:	167,931	165,067	0	210,975

Sales. Our revenues are derived primarily from the sales of coal. During the quarter ended September 30, 2008, we had sales of $14.87 million as compared to sales of $6.24 million for the quarter ended September 30, 2007, an increase of approximately 138%.  The increase in sales is primarily due to increase in both our selling price and sales volume resulting from the combined operations of Xing An and Tong Gong following the reverse merger between Xing An and Songzai in April of 2008. The average selling price per ton for the third quarter of 2008 was $36.33, compared to the average selling price of $29.58 for the same period of 2007, an increase of 23%.  Our total sales volume was 409,426 tons for the third quarter of 2008 (taking into account of both Xing An and Tong Gong), as compared to 210,975 tons of sales for the same period of 2007 (taking into account of only Xing An), an increase of approximately 94%.

Cost of Sales.  Our cost of sales currently consists of cost of brokerage sales, coal production cost and all depreciation, depletion and amortization attributable to our mining operations. Cost of sales for the third quarter of 2008 increased by $4.13 million or approximately 179%, from $2.31 million for the three months ended September 30, 2007 to $6.43 million for the three months ended September 30, 2008. The major reason for the cost increase was due to proportional increase in production cost as sales increased. Our total production during the third quarter of 2008 was 66,448 tons (taking into account of both Xing An and Tong Gong), as compared to no production for the same period in 2007 (taking into account of only Xing An) due to restriction on mining activities imposed by the geography of the Xing An mines from April to October each year. Cost of sales as a percentage of sales increased to approximately 43% for the third quarter in 2008 from approximately 37% for the same period in 2007.  This increase was mainly due to relatively higher production cost of approximately $19.6 per ton and brokerage cost of approximately $18.3 per ton for Tong Gong, and $12.4 per ton of brokerage cost for Xing An, as a result of overall price increase in China for the third quarter of 2008, as compared to approximately $10.9 per ton of brokerage cost for Xing An only for the same period in 2007.

Gross Profit. Gross profit was $8.44 million for the three months ended September 30, 2008 as compared to $3.93 million for the same period in 2007, representing an increase of $4.51 million.  Our gross profit as a percentage of sales was approximately 57% in the third quarter of 2008 as compared to approximately 63% for the same period in 2007. The decrease in gross profit margin resulted from taking into account Tong Gong’s higher cost of sales for the three months ended September 30, 2008, but not for the same period in 2007.

General and Administrative Expenses.  General and administrative expenses totaled $0.61 million for the three months ended September 30, 2008 as compared to $0.18 million for the same period in 2007, an increase of $0.42 million or approximately 230%.  This increase is primarily attributable to the combined expenses for Xing An and Tong Gong being taken into account for the third quarter of 2008 while only Xing An’s expenses were taken into account for the same period in 2007.

Net Income. Our net income for the three months ended September 30, 2008 was $6.06 million as compared to net income of $2.65 million for the same period in 2007, an increase of $3.41 million.  This increase in net income is attributable to increase in sales volume, sales price and net income resulting from the combined operations of Xing An and Tong Gong following Xing An’s acquisition in April of 2008.  Net income as a percentage of sales decreased from 42% in the third quarter of 2007 to 41% in the third quarter of 2008, which management attributes primarily to the relatively higher cost of sales for Tong Gong as well as increased operating expenses during the third quarter of 2008.

Comparison of Nine Months Ended September 30, 2008 and September 30, 2007.

	Nine Months Ending September 30, 2008 (Unaudited)			Nine Months Ending September 30, 2007 (Unaudited)
	$	% of Sales		$	% of Sales
Sales	42,911,622	100%		21,108,043	100%
Cost of Sales	17,530,476	41%		7,956,782	38%
Gross Profit	25,381,146	59%		13,151,261	62%
Operating Expenses	2,347,838	5.5%		906,572	4.3%
Income from Operations	23,033,308	54%		12,244,689	58%
Other Income (Expenses), net	(189,802)	(0.44	% )	59,382	0.28%
Net Income	17,520,024	41%		8,295,399	39%

Coal mining production and sales at each our three mines, in tons, for the periods indicated:

Tong Gong Coal Mine		Hong Yuan and Sheng Yu Coal Mines
Production (tons)	Sales (tons)	Production (tons)	Sales (tons)

Nine months ended September 30, 2008:	372,229	459,298	659,737	953,518

Nine months ended September 30, 2007:	351,946	351,946	398,430	717,084

 Sales. Our revenues are derived primarily from the sales of coal. For the nine months ended September 30, 2008, we had sales of $42.91 million as compared to sales of $21.11 million for the nine months ended September 30, 2007, an increase of approximately 103%.  The increase in sales is primarily due to increase in both the selling price and the sales volume after the merger of Xing An and Songzai on April 4, 2008.  The average selling price per ton for the nine months ended September 30, 2008 was $33.65, compared to the average selling price of $29.44 for the same period of 2007, an increase of 14%.  Our sales volume for the nine months ended September 30, 2008 was 1,275,280 tons, consisting of Xing An’s nine months sales and Tong Gong’s six months sales as of September 30, 2008, compared to 717,084 tons for the same period in 2007, consisting of only Xing An’s sales, an increase of approximately 78%.

Cost of Sales.  Our cost of sales currently consists of cost of brokerage sales, coal production cost and all depreciation, depletion and amortization attributable to mining operations. Cost of sales for the nine months ended September 30, 2008 increased by $9.57 million or approximately 120%, from $7.96 million for the nine months ended September 30, 2007 to $17.53 million for the nine months ended September 30, 2008. The major reason of cost increase was due to proportional increase in production cost as sales increased. Production during the nine months ended September 30, 2008 was 894,430 tons, consisting of Xing An’s nine months production and Tong Gong’s six months production as of September 30, 2008, compared to 398,430 tons for the same period in 2007, consisting of only Xing An’s production, an increase of approximately 124%.  Cost of sales as a percentage of sales increased to approximately 41% for the nine months ended September 30, 2008 from approximately 38% for the same period in 2007.  This increase was mainly attributable to higher production cost of approximately $16.9 per ton and brokerage cost of approximately $18.3 per ton for Tong Gong, and higher production cost of  approximately $13.9 per ton and brokerage cost of approximately $12.4 per ton for Xing An during the nine months ended September 30, 2008, as compared to approximately $12.2 per ton for production cost and approximately $10 per ton for brokerage cost for the same period in 2007 (taking into account only of Xing An’s cost).  The increase in the production cost and brokerage cost is mainly due to the overall increase in price throughout China during the period.

Gross Profit. Gross profit was $25.38 million for the nine months ended September 30, 2008 as compared to $13.15 million for the same period in 2007, representing an increase of $12.23 million.  Our gross profit as a percentage of sales was approximately 59% for the nine months ended September 30, 2008 as compared to approximately 62% for the same period in 2007. The decrease in gross profit margin can be attributed to higher cost of sales for Tong Gong being taken into account as a result of the merger with Xing An, as compared to the same period in 2007 when only Xing An’s cost of sales was taken into account.

General and Administrative Expenses.  General and administrative expenses totaled $2.35 million for the nine months ended September 30, 2008 as compared to $0.91 million for the same period in 2007, an increase of $1.44 million or approximately 159%.  This increase is primarily attributable to the combined expenses for Xing An and Tong Gong being taken into account for the first nine months of 2008 while only Xing An’s expenses were taken into account for the first nine months of 2007, as well as compensation expense of approximately $470,000 for employee stock options vested during the second quarter of 2008, and expenses related to the Xing An acquisition (including due diligence, audit and legal fees).

Net Income. Our net income for the nine months ended September 30, 2008 was $17.52 million as compared to net income of $8.3 million for the same period in 2007, an increase of $9.22million.  This increase in net income is attributable to increase in sales volume, sales price and net income resulting from the combined operations of Xing An and Tong Gong following the acquisition of Xing An in April of 2008. Net income as a percentage of sales increased from 39% for the nine months ended September 30, 2007 to 41% for the same period of 2008, and management attributes this primarily to an increase in production and sales with increased selling price, and the new lower income tax rate of 25% for Xing An effective for fiscal 2008, down from 33% for fiscal 2007.

 LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

As of September 30, 2008, we had cash and cash equivalents of $28,065,289. Working capital was approximately $(8.48) million at September 30, 2008. The ratio of current assets to current liabilities was 0.77:1 at September 30, 2008. The negative working capital was mainly due to the notes payable of $30 million to the Selling Shareholders for the acquisition of Xing An, of which $18 million was repaid to the Selling Shareholders on October 15, 2008.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2008 and 2007:

	Nine Months Ended September 30
	2008	2007
Cash provided by (used in):
Operating Activities	$9,455,742	$7,790,307
Investing Activities	$6,990,814	$--
Financing Activities	$1,212,184	$(1,043,869)

Net cash inflow sourced from operating activities was approximately $9.46 million in the nine months ended September 30, 2008 while net cash flow provided by operating activities was approximately $7.79 million in the same period in 2007.  The increase in cash inflow from operating activities resulted from an increase in net income and no accounts receivable outstanding as cash was received in advance for most of the sales, even though we paid approximately $11 million for acquiring mining right during the nine months ended September 30, 2008.

Net cash flow provided by investing activities was approximately $6.99 million in the nine months ended September 30, 2008, compared to $0 of net cash provided by investing activities in the nine months ended September 30, 2007. This increase in cash flow from investing activities is mainly due to $7.2 million of cash acquired from the acquisition of Xing An.

Net cash flow provided by financing activities was approximately $1.21 million in the nine months ended September 30, 2008 as compared to net cash used in financing activities of approximately $1.04 million in the nine months ended September 30, 2007. The increase in cash inflow from financing activities in the nine months ended September 30, 2008 is primarily due to an advance from a shareholder for payment of certain operating expenses at our US headquarter, while in the nine months ended September 30, 2007, money that was borrowed from the original owner of Hong Yuan and Sheng Yu in 2006 was repaid.

Based on our current expectations, we believe that our cash and cash equivalents, and cash generated from operations will satisfy our working capital needs, and other liquidity requirements associated with our existing operation through the remainder of this year. However, because of our recent acquisition of Xing An, we will need to rely on funds from outside sources to finance the costs of this acquisition and future acquisitions through debt or equity transactions. Failure to obtain such financing could have a material adverse effect on our business expansion.

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

The following tables summarize our contractual obligations as of September 30, 2008, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total		Less than 1 year		1-3 Years		3-5 Years		5 Years +

Contractual Obligations :
Bank Indebtedness	$		$	_____	$	_____	$	_____	$	_____
Other Indebtedness (a)		$30,000,000		$30,000,000	$	_____	$	_____	$	_____
Capital Lease Obligations	$	_____	$	_____	$	_____	$	_____	$	_____
Operating Leases	$	_____	$	_____	$	_____	$	_____	$	_____
Mining Right		$893,664	$	_____		$893,664	$	_____	$	_____
Total Contractual Obligations:		$30,893,664		$30,000,000		$893,664	$	_____	$	_____

(a) We have repaid $18 million on October 15, 2008.

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

Interest Rates. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At September 30, 2008, we had approximately $28,065,289 in cash and cash equivalents. A hypothetical 1% increase or decrease in interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

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

Our exposure to foreign exchange risk primarily relates to currency gains or losses resulting from timing differences between signing of sales contracts and settling of these contracts. Furthermore, we translate monetary assets and liabilities denominated in other currencies into RMB, the functional currency of our operating business. Our results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in our statement of shareholders’ equity. We recorded net foreign currency gains of $512,873 and $2,370,064 in the nine months ended September 30, 2007 and 2008, respectively. We have not used any forward contracts, currency options or borrowings to hedge our exposure to foreign currency exchange risk. We cannot predict the impact of future exchange rate fluctuations on our results of operations and may incur net foreign currency losses in the future. As our sales denominated in foreign currencies, such as RMB, continue to grow, we may consider using arrangements to hedge our exposure to foreign currency exchange risk.

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

As of September 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective at the reasonable assurance level.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the nine months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As all of our revenue is derived from sales of coal in the PRC, our business and operating results are substantially dependent on the domestic Chinese demand for coal. The Chinese coal market is cyclical and exhibit fluctuation in supply and demand from year to year. They are subject to numerous factors beyond our control, including, but not limited to, the economic conditions in the PRC and fluctuations in industries with high demand for coal, such as the power and steel industries. Fluctuations in supply and demand for coal have effects on coal prices, which in turn affect our operating and financial performance. We have experienced substantial price fluctuations in the past and believe that such fluctuations will continue. The average selling price of coal products per ton from Tong Gong Coal Mine was RMB 170 per ton in 2005, RMB 174 per ton in 2006, RMB 192 per ton in 2007, and RMB 225 per ton in the nine months ended September 30, 2008. The average selling price of coal products per ton from Hong Yuan and Sheng Yu coal mines was RMB 200 per ton in 2005, RMB 200 per ton in 2006, RMB 225 per ton in 2007, and RMB 236 per ton in the nine months ended September 30, 2008. The demand for coal is primarily affected by the overall economic development and the demand for coal from the electricity generation, steel and construction industries. The supply of coal, on the other hand, is primarily affected by the geographical location of the coal supplies, the volume of coal produced by the domestic and international coal suppliers, and the quality and price of competing sources of coal. Alternative fuels, such as natural gas, oil and nuclear power, and alternative energy sources, such as hydroelectric power also have influences on the market demand for coal. Excess supply of coal or significant reduction in the demand for our coal by domestic electricity generation or steel industries may have an adverse effect on coal prices, which would in turn cause a decline in our profitability. In addition, any significant decline in domestic coal prices could materially and adversely affect our business and result of operations.

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

In addition to the Tong Gong coal mine which we began mining in 2004, in April 2008 we acquired Xing An which operates the Hong Yuan and Sheng Yu mines. Exhaustion of reserves at these mines, as well those mines that we may acquire in the future, can also have an adverse effect on operating results that is disproportionate to the percentage of overall production represented by such mines.

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

Approximately 100% of Tong Gong’s net sales in the three month ended September 30, 2008, and approximately 100% of Xing An’s net sales for the same period, were derived from sales of coal transported by the Chinese national railway system. As the railway system has limited transportation capacity and cannot fully satisfy coal transportation requirements, discrepancies between capacity and demand for transportation exist in certain areas of the PRC. We generally utilize the national rail system to transport coal to our customers. No assurance can be given that we will continue to be allocated adequate railway transport capacity or acquire adequate rail cars, or that we will not experience any material delay in transporting our coal as a result of insufficient railway transport capacity or rail cars.

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

3.1	Articles of Incorporation dated June 7, 2001. (4)

3.2	Certificate of Amendment to Articles of Incorporation dated October 23, 2003. (4)

3.3	Articles of Exchange among Harbin Yong Heng Ke Ji Fa Zhan You Xian Ze Reng Gong Si and Songzai International Holding Group, Inc. (5)

3.4	Certificates of Amendments to Articles of Incorporation, dated October 23, 2003. (5)

3.5	Certificate of Amendment to Articles of Incorporation dated July 16, 2004. (4)

3.6	Certificate of Designation, Preference and Rights of Convertible Preferred Stock dated January 9, 2006. (4)

3.7	Certificate of Change Pursuant to NRS 78.209 as filed with the Secretary of State of Nevada on January 7, 2008. (6)

3.8	By-laws. (4)

3.9	Amended and Restated By-laws*

4.1	Form of the Promissory Note issued to the Xing An Owners (7)

10.1	Escrow Agreement dated as of April 4, 2008, by and among the Songzai, the Xing An Owners and U.S. Bank (7)

10.2	Trust Agreement dated as of April 4, 2008, by and among Songzai, the Xing An Owners and Anping Cang (7)

10.3	Amendment to Employment Agreement, dated June 9, 2008, by and between Songzai International Holding Group, Inc. and Yvonne Zhang (8)

10.4	Stock Option Agreement, dated June 9, 2008, by and between Songzai International Holding Group, Inc. and Yvonne Zhang (8)

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer *

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer *

99.1	Coal Mining Right Permit issued by the Heilongjiang Province National Land and Resources Officer, dated December 31, 2005. (4)

99.2	Coal Mining Right Permit issued by the Heilongjiang Province Economy Committee, dated December 31, 2005. (4)

99.3	Safe Production Certificate issued by the Heilongjiang Coal Safety Inspection Bureau, dated February 16, 2006. (4)

99.4	Audited consolidated financial statements of Hong Yuan and Sheng Yu for the years ended December 31, 2007 and 2006, and accompanying notes to consolidated financial statements. (7)

(1)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed on January 2, 2004.

(2)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed on April 8, 2004.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 7, 2008.

(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB filed on March 31, 2006.

(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A filed on May 14, 2004.

(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 10, 2008.

(7)	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB filed on April 10, 2008.

(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on June 10, 2008.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.

Dated: November 14, 2008	By:	/s/ Hong Wen Li
Hong Wen Li
Chief Executive Officer

Dated: November 14, 2008	By:	/s/ Yvonne Zhang
Yvonne Zhang
Chief Financial Officer