Form 10-K
period 2008-12-31
SONGZAI INTERNATIONAL HOLDING GROUP INC
filed 2009-03-30
CIK 1145761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 333-66994

SONGZAI INTERNATIONAL HOLDING GROUP INC.
(Exact name of registrant as specified in its charter)

Nevada	43-1932733
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17890 Castleton Street, Suite 112 City of Industry, California	91748
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (626) 581-8878

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $56,385,547 computed by reference to $10.80 as of June 30, 2008 which is less than $75 millions..

Number of shares of common stock outstanding as of March 23, 2009: 14,932,582

TO ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2008

CAUTION REGARDING FORWARD-LOOKING INFORMATION

This annual report on Form 10-K (“Annual Report”) contains forward-looking statements. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements usually contain the words “estimate,” “anticipate,” “believe,” “expect,” or similar expressions, and are subject to numerous known and unknown risks and uncertainties. In evaluating such statements, prospective investors should carefully review various risks and uncertainties identified in this Annual Report, including the matters set forth under the captions “Risk Factors” and in the Company’s other filings with the Securities and Exchange Commission (“SEC”). These risks and uncertainties could cause the Company’s actual results to differ materially from those indicated in the forward-looking statements. The Company undertakes no obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

Although forward-looking statements in this Annual Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risks Relating to Our Business” below, as well as those discussed elsewhere in this Annual Report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. We file reports with the SEC. You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room, 100 F. Street, NE, Washington, D.C. 20549 on official business days during the hours of 10 a.m. to 3 p.m. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including the Company.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

PART I

ITEM 1.                      BUSINESS

Overview

Songzai International Holding Group, Inc. (sometimes referred to in this Annual Report as “Songzai”, “Company”, “we” or “our”) is engaged in coal production by exploring, assembling, assessing, permitting, developing and mining coal properties in the People’s Republic of China (“PRC” or “China”). After obtaining permits from the Heilongjiang Province National Land and Resources Administration Bureau and the Heilongjiang Economic and Trade Commission, we mine to extract coal minerals, and then sell most of the coal on a per metric ton (“tonne”) basis in cash on delivery. Through the end of March 2008, our business consisted of the operations of Tong Gong coal mine through our subsidiary, Heilongjiang Tong Gong Mining Co., Ltd. ("Tong Gong"),  in northern PRC. The mine is located approximately 175 kilometers southwest of the city of Heihe in the Heilongjiang Province.

On December 31, 2007, we entered into an agreement to acquire two mining companies in the PRC, Heilongjiang Xing An Group Hong Yuan Coal Mining Co., Ltd. (“Hong Yuan”) and Heilongjiang Xing An Group Sheng Yu Ming Co., Ltd. (“Sheng Yu”, and with Hong Yuan collectively referred to as “Xing An” or the “Xing An Companies”). The Xing An Companies operate two coal mines, the Hong Yuan and Sheng Yu mines, located in the city of Mohe in Heilongjiang Province. We completed our acquisition of the Xing An Companies on April 4, 2008, after which our business now consists of the operations of Tong Gong coal mine as well as the two Xing An coal mines.

History and Development of the Company

Songzai was incorporated in the State of Nevada on June 7, 2001, under the name “Heritage Companies, Inc.”, and initially engaged in the on-line gift cards and related products business. The Company operated this business through October 2004 when it was discontinued.

On September 29, 2003, we executed a plan of exchange, between and among the Company and Rohit Patel, our former chairman, on the one hand, and Harbin Yong Heng Ke Ji Fa Zhan You Xian Ze Ren Gong Si, a PRC limited liability company (“Yong Heng”), and its shareholders (the “Yong Heng Shareholders”) on the other hand. At the closing of the transactions pursuant to the plan of exchange, the Yong Heng Shareholders exchanged all their shares of capital stock in Yong Heng for 67,000,000 shares of common stock of the Company, or 98.4% of the Company’s then outstanding common stock. Concurrently, Mr. Patel returned all of his shares of the Company’s common stock, 1,188,088 shares, to the Company for cancellation for a payment of $450,000. Upon completion of the share exchange transaction, Yong Heng became a wholly-owned subsidiary of the Company.  On November 5, 2003, we changed our name from “Heritage Companies, Inc.” to our present name “Songzai International Holding Group, Inc.”

On September 23, 2004, we acquired a 75% equity interest in Tong Gong, a PRC limited liability company and the operator of Tong Gong coal mine, pursuant to a purchase and sales agreement, dated as of April 5, 2004. In order to acquire 75% of Tong Gong’s registered capital of 33,200,000 Renminbi (“RMB”) (approximately $4,009,662), we issued 400,000 shares of our convertible preferred stock, which at the time of issuance was convertible into 40,000,000 shares of our common stock at the ratio of 1:100. The convertible preferred stock is part of a class of 8,000,000 shares of so-called “blank check” preferred stock that was authorized on July 16, 2004. On December 19, 2006, the conversion ratio was amended to 1:10 such that the 400,000 shares of convertible preferred stock are now convertible into 4,000,000 shares of common stock. We acquired the 75% equity interest in Tong Gong from Mr. Hongwen Li, our current President and Chief Executive Officer. In addition to the 75% equity interest of Tong Gong, we acquired the net profit rights attached to the remaining 25% equity interest of Tong Gong, which was held by Harbin Green Ring Biological Degradation Products Developing Co., Ltd. (“Harbin Green”), a PRC limited liability company under the control of Mr. Li. In November 2004, Harbin Green assigned the entire 25% equity interest to us, as a result of which we now beneficially own 100% of the equity interests in Tong Gong.

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

On December 31, 2007, we entered into a stock purchase agreement with the Xing An Companies and their owners: Heilongjiang Xing An Mining Development Group Co., Ltd., a PRC limited liability company, Mingshu Gong, Yunjia Yue, Yunpeng Yue and Guoqing Yue (collectively the “Xing An Shareholders”). Pursuant to the terms of the stock purchase agreement, we agreed to acquire 90% of the registered capital, representing 90% of the outstanding equity interests, of the Xing An Companies from the Xing An Shareholders for the aggregate purchase price of $30,000,000 and 80,000,000 shares of our common stock (subject to proportional adjustments in the event of subdivision, combination or additional of our common stock).

On January 7, 2008, we amended our Articles of Incorporation to effect a 10-to-1 reverse stock split and a proportional decrease of our authorized number of shares of common stock (the “Amendment”) by filing a Certificate of Change with the Secretary of State of Nevada pursuant to Nevada Revised Statutes Section 78.209. The Amendment had been previously authorized by our board of directors on December 21, 2007. Pursuant to the Amendment, each ten shares of our common stock, par value $0.001 per share, issued and outstanding immediately prior to the record date of January 7, 2008 was automatically reclassified as and converted into one share of our common stock, par value $0.001 per share. No fractional shares were issued. Further, our total number of authorized shares of common stock was decreased from 1,000,000,000 to 100,000,000 shares.

On April 4, 2008, we completed the acquisition of the Xing An Companies and, pursuant to the terms of the stock purchase agreement, issued our promissory notes in the aggregate of $30,000,000 and 8,000,000 common shares (as proportionally adjusted following our 10-to-1 reverse stock split in January 2008) to the Xing An Shareholders. Concurrently, we entered into an escrow agreement with the Xing An Companies, the Xing An Shareholders and U.S. Bank National Association as escrow agent, pursuant to which the 8,000,000 common shares have been placed in escrow as security for certain indemnification obligations of the Xing An Shareholders in connection with this transaction. Additionally, we entered into a trust agreement with the Xing An Shareholders and Anping Cang as trustee, pursuant to which all of the beneficial interests to the 10% of the registered capital in the Xing An Companies still held by the Xing An Shareholders have been placed in trust for our benefit. In connection with the completion of our acquisition, both Hong Yuan and Sheng Yu were issued a Certificate of Approval by the Heilongjiang Office of the State Administration for Industry and Commerce, classifying these companies as Sino-foreign enterprises and listing Songzai as owner of 90% of their respective registered capitals. Our acquisition of 90%, rather than 100%, of the Xing An Companies was dictated by PRC regulations applicable at the time of the transaction, which limit foreign ownership of mining-related companies to a maximum of 90%.

Hong Yuan was originally organized as a limited liability company under the laws of the PRC on August 18, 2003, and was issued a Certificate of Approval for Establishment of Enterprises with Foreign Investment (No. 2300002414) on March 24, 2008 by the Heilongjiang provincial government. Hong Yuan’s registered address is Xilinji Town, Mohe County, Daxing’an Mountain District, Heilongjiang Province.

Sheng Yu was originally organized as a limited liability company under the laws of the PRC on July 28, 2003, and was issued a Certificate of Approval for Establishment of Enterprises with Foreign Investment (No. 2300002415) on March 24, 2008 by the Heilongjiang provincial government. Sheng Yu’s registered address is Cross Area between Zhenxing Road and Zhonghua Road, Xilinji Town, Mohe County, Daxing’an Mountain District, Heilongjiang Province.

 Current Corporate Structure

Our current organizational structure is as follows (the percentages depict the current equity interests):

* In accordance with applicable PRC regulations limiting foreign ownership of mining-related companies, the remaining 10% are placed in trust for the benefit of the Company.

The Coal Mines

Tong Gong Coal Mine

Tong Gong coal mine is located in the western slope of the Xiaoxinganling Mountain in the Heilongjiang Province in Northeastern China.

Initial exploration of Tong Gong coal mine dates back to 1958-1959 when geological surveys were performed by teams from the PRC Provincial Geology and Mineral Bureau. A regional geologic survey was conducted between 1972 and 1974 to determine coal bearing stratigraphy. An exploratory drilling program was undertaken in 1986 and continued through 1991. The mine was originally established in 1995 under the name Jinchang coal mine, and produced coal from 1996 through 1998. Tong Gong purchased the mining rights to the coal mine in June 2004 from Mr. Hongwen Li and rehabilitated the coal mine for production, renaming it Tong Gong coal mine in the process.

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

Tong Gong coal mine, including the land on which the mine is located and on which most of our mining facilities are located as well as the underlying coal and other minerals, is owned by the PRC. Therefore, the exact amount of coal that we can extract from the mine is based on mining rights issued by the Heilongjiang Department of Land and Resources. Each mining right is issued pursuant to a reserves appraisal report submitted by government authorized mining engineers, and the mining right is issued upon approval of such appraisal report by the Heilongjiang Department of Land and Resources. The amount of coal underlying the mining rights represents the amount that we can economically and legally extract under applicable PRC law and regulations.

We currently have two mining rights for the Tong Gong coal mine as follows:

Grant date of the mining right	Metric tons granted	Due date for payment Of the mining right
12/30/2004	4,649,700	12/30/2009
9/30/2007	1,500,000	9/30/2017

Total	6,149,700

Thus, we have the right to extract 6,149,700 metric tons (“tonnes”) of coal from Tong Gong coal mine, provided that the coal underlying the two mining rights is fully paid for by a certain period of time. For mining rights granted prior to September 1, 2006, we are generally required to make full payment within five years unless specific good cause exists for extension. Effective September 1, 2006, under the authority of the Heilongjiang Geology and Mineral Exploration Office, the due date is ten years from the grant date for mining rights granted on or after September 1, 2006. The price is determined on a per tonne basis, and is subject to change based on the prevailing market price as determined by the Heilongjiang Department of Land and Resources. As of December 31, 2008, we have paid for 5,383,495 tonnes out of the 6,149,700 tonnes to which we have mining rights.

The amount of coal underlying our mining rights is determined based on PRC standards, which differ from those of SEC Industry Guide 7. As such, coal that is deemed extractable in China, where we operate, may not be deemed similarly under SEC Industry Guide 7. However, because our coal is mined and sold entirely in China, we believe that the amount of coal underlying our mining rights presents a more accurate picture than Tong Gong mine’s proven and probable reserves, as such terms are defined in Guide 7 of the Securities Act Industry Guide (“SEC Industry Guide 7”). Specifically:

Proven (Measured) Reserves are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings, or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling, and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.

Probable (Indicated) Reserves are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

Nevertheless, we commissioned John T. Boyd Company, an independent mining and geological consulting firm (“JTB”) to assess Tong Gong coal mine in accordance with SEC Industry Guide 7. Based on the JTB report dated March 31, 2006, Tong Gong coal mine had proven reserves of 1.36 million tonnes and probable reserves of 0.17 million tonnes as of December 31, 2005. Based on such reserves, the JTB report also estimates the mine service life at 10 years. However, as the amount of coal we can extract is based on our mining rights as described earlier, Tong Gong coal mine’s proven and probable reserves as reported by JTB are presented here for informational purposes only to comply with SEC Industry Guide 7.

Hong Yuan and Sheng Yu Coal Mines

Hong Yuan and Sheng Yu coal mines (collectively “Xing An coal mines”) are adjacent underground mines. Both mines contain four principal coal seams – No. 3, No. 4, No. 5 and No. 6 – ranging from 1.7 to 4.0 meters in thickness.

Due to the significant costs of coal transport, the location of a coal mine can significantly affect its profitability and competitiveness. We believe that the Xing An mines are well-situated given their existing access to both railway and public roads, as well as the demand for coal in Heilongjiang Province driven by the region’s rapid economic growth, and the substantial costs involved in transporting coal to this region from major coal-producing provinces such as Shaanxi Province, Shanxi Province and the Inner Mongolia Autonomous Region.

Xing An coal mines are located in the Da Qing’an Ling Mountain Range in Northeastern China, just outside of the city of Mohe which is less than two miles from the Russian border:

As with Tong Gong coal mine, neither we nor our subsidiaries own Hong Yuan and Sheng Yu coal mines. The amount of coal that we can extract from these mines is predetermined based on the mining rights of the Xing An Companies as follows:

Grand date of the mining right	Tonnes granted	Due date for payment of the mining right
4/1/2005	816,300	12/30/2010
10/15/2005	13,520,700	9/30/2010
3/1/2007	5,444,800	3/1/2017
Total	19,781,800

Thus, we have the right to extract 19,781,800 tonnes of coal from Xing An coal mines, provided that the coal underlying the three mining rights is fully paid for by a certain period of time. As of December 31, 2008, we have paid for all 19,781,800 tonnes to which we have mining rights.

As with Tong Gong coal mine, we also commissioned JTB to assess both Xing An coal mines in accordance with SEC Industry Guide 7. Based on the JTB report dated April 15, 2008, as of June 30, 2007, Hong Yuan coal mine had proven reserves of 2.53 million tonnes and probable reserves of 2.81 million tonnes, and Sheng Yu had proven reserves of 0.81 million tonnes and probable reserves of 2.73 million tonnes. We present these figures to comply with SEC Industry Guide 7, but note again that the amount of coal we can extract from these mines are based on the mining rights described above.

Our Mining Operations

In addition to our mining rights, each of which sets forth specific amount of coal we can extract from a specific mine, we operate the coal mines pursuant to the following permits:

Permit	Issuing Authority	Purpose of Permit
Resource mining permit	Heilongjiang Province National Land and Resources Administration Bureau	Specifies the coordinates of the mining area, the mine’s designed annual production capacity, and production life
Coal production right permit	Heilongjiang Province Economic and Trade Commission	Official coal production permit; specifies the coordinate of the mining area, the mine’s designed annual production capacity, production life

According to our resource mining permit for Tong Gong, the coal mine’s design capacity is estimated at 180,000 tonnes per annum based on mine operating conditions. Additionally, the resource mining permit estimates the mine’s resources at 6.14 million tonnes, formulated according to PRC standard for resource estimate that includes the coal resources in the specified mining area, which differs from the formulation based on current drilled hole under SEC Industry Guide 7. Our resource mining permits for Hong Yuan and Sheng Yu estimate those mines’ design capacity at 450,000 tonnes and 150,000 tonnes, respectively, and estimate their resources at 10,775,000 tonnes and 9,006,000 tonnes, respectively.

In January, 2008, our application to increase Tong Gong’s annual production amount was approved, and our coal production right permit presently authorizes us to mine 180,000 tonnes of coal per year, up from 150,000 tonnes, in a 1.1193 square kilometer area, which comprises the entire area of Tong Gong coal mine The effective period of our coal production right permit for Tong Gong is from March 25, 2007 through June 30, 2016. We are authorized to extract 450,000 tonnes annually from Hong Yuan, and 150,000 tonnes annually from Sheng Yu, according to their respective coal production right permits, both of which are effective from July 27, 2007 to November 22, 2017. The coal production right permits can be extended as necessary; however, any material change in or revocation of these permits by the Heilongjiang Province Economic and Trade Commission could materially and adversely affect our operations and financial condition.

Mining Tong Gong Coal Mine

Coal extracted from Tong Gong coal mine is for both industrial and home use. Steam coal is trucked to a nearby railroad cargo station, which is approximately 500 meters from the mine. The 500 meter road from the coal mine to the railroad cargo station is being improved to reduce trucking time.

The “longwall” coal mining method employed at Tong Gong coal mine, typical for the Chinese coal mining industry, uses longwall panels and retreating face methods to produce approximately 80% to 90% of the mine’s output. Incline development and longwall gate entries account for the remaining output. The general mine layout is a series of longwall panels extending from the left and right of three parallel inclines. The inclines currently extend for approximately 300 meters following the coal seam, and may be further extended up to 1,000 meters covering the entire length of the seam. The main incline houses compressed air lines, telephone and signal lines, high voltage cable and rail for hoisting operations. A service incline houses surface water supplies for fire fighting and underground water discharge lines. A secondary parallel intake incline adjacent to the main incline assists in ventilation. Longwall panels extend from the inclines to the reserve boundaries defined by property limits or geological features. The entire main block reserve area is currently recovered from the present inclines and planned extensions.

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

All raw coal is hand loaded and transported down the face line by a chain convey or by coal cars. Rock material is used for floor ballast with the excess sent to the surface for disposal. The mine is equipped with a 2-meter diameter hoist that is capable of hoisting eight coal cars, each with a 1-tonne capacity. Two air compressors are provided for underground air tool use. Diesel locomotives, 3- and 5-tonne capacity, are used for underground haulage. We receive our electrical power from state-controlled power lines as well as local power lines. Power is supplied to underground workings through a high voltage cable.

Normal water inflow into the mine is controlled by three multistage centrifugal pumping units and dual discharge lines. During high water periods all three pumps can be utilized. The mine’s ventilation system includes an exhaustive fan on the surface of the main incline. Auxiliary fans are used as needed. The present mine fan is capable of satisfying projected ventilation demands.

Tong Gong’s annual production volumes from 2005 to 2008, and the weighted average selling price per tonne for each year, are as follows:

Year	Annual Production (Tonnes)	Weighted Average Price Per Tonne (RMB)
2005	129,448	RMB 176

2006	176,844*	RMB 174

2007	351,946*	RMB 198

2008	372,229*	RMB 231

Mining Xing An Coal Mines

Current mining operations at Xing An coal mines take advantage of the region’s weather conditions. For approximately 100 days from October to April, the frigid weather causes permafrost at these mines, thereby enabling coal to be extracted by dynamite mining. Additionally, the permafrost eliminates the need for any shaft support. Thus, mining operations are ongoing during the entire 100-day period, with three shifts of eight hours each per day. To extract coal, controlled amounts of explosive charges are placed into holes that are drilled into a coal seam. After the explosives separate coal from the seam, a backhoe loader scoops the coal up from the ground and into a waiting haul truck with 8-tonne capacity. Once the truck is loaded, it is driven to the surface where the coal is emptied on to a sorting machine. The sorting machine sorts the coal into three sizes and separates out rock through centrifugal action.

Xing An coal mines together produced approximately 743,280 tonnes of coal during fiscal 2008. The annual production volumes from 2005 to 2008, and the weighted average selling price per tonne, are as follows:

Year	Annual Production (Tonnes)	Weighted Average Price Per Tonne (RMB)
2005	299,760	RMB 200

2006	694,502*	RMB 196

2007	712,690*	RMB 228

2008	743,280*	RMB 238

* while our production volumes in 2006, 2007, and 2008 exceeded the amount specified on our coal production permits, such practice is common in Heilongjiang Province, and was accepted by the relevant authorities because the mining rights for the extracted coal and taxes from sales of such coal were paid.

Brokered Coal

In addition to mining coal, we also broker coal from small independent mines operating in the areas surrounding the mines that we operate. Because operators of these small mines often lack the means to transport coal from the mines, they have no market for their coal other than selling to us at competitive prices. The brokered coal enables our subsidiaries to fulfill their respective sales obligations. Tong Gong currently brokers approximately 236,000 tonnes of coal annually at approximately 30% mark up of the costs of the coal that it mines. Xing An, on the other hand, brokers approximately 403,000 tonnes of coal annually at approximately the same costs as the coal that the company mines.

Our Products

There are four types of coal: lignite, sub-bituminous, bituminous and anthracite. Each has characteristics that make it more or less suitable for different end uses. In general, coal of all geological composition is characterized by end use as either “steam coal” or “metallurgical coal.” Steam coal is used by electricity generators and by industrial facilities to produce steam, electricity or both. Metallurgical coal is refined into coking coal, which is used in the production of steel. Heat value and sulfur content, the two most important coal characteristics, determine the best end use of particular types of coal. The heat value of coal is commonly measured in British thermal unit (Btu) per pound of coal. Sulfur content can vary from seam to seam and sometimes within each seam. Coal combustion produces sulfur dioxide, the amount of which varies depending on the chemical composition and the concentration of sulfur in the coal. Also, ash is the inorganic residue remaining after the combustion of coal. As with sulfur content, ash content varies from seam to seam. Ash content is an important characteristic of coal because electric generating plants must handle and dispose of ash following combustion. Moisture content of coal varies by the type of coal, the region where it is mined and the location of coal within a seam. In general, high moisture content decreases the heat value and increases the weight of the coal, thereby making it more expensive to transport. Moisture content in coal, as sold, can range from approximately 5% to 30% of the coal’s weight. When some types of coal are super-heated in the absence of oxygen, they form a hard, dry, caking form of coal called “coke.” Steel production uses coke as a fuel and reducing agent to smelt iron ore in a blast furnace.

We include the following from the JTB reports that we commissioned in order to comply with SEC Industry Guide 7. As discussed earlier, however, reserves amounts have no bearing on our actual mining operations, as the amount of coal that we can extract is set forth in the mining rights issued to our subsidiaries. We include the reserves amounts from the JTB reports for informational purposes only.

Tong Gong’s Coal

As reported in the JTB report dated March 31, 2006, the coal extracted from Tong Gong coal mine has the following characteristics:

	Recoverable Reserves (million tonnes) (1)	Amount Assigned to Existing Facilities (2)	Type of Coal	Btu per Pound	Sulfur Content (%)	Ash Content (%)	Moisture (%)
Proven (Measured) (3)	1.36	1.36	Steam coal	10,080	0.5-0.6	14-18	5-6
Probable (Indicated) (3)	0.17	0.17	Steam coal	10.080	0.5-0.6	14-18	5-6
Total	1.53	1.53

(1)	Amount is as of December 31, 2005, based on the JTB report dated March 31, 2006.

(2)	Existing infrastructure and equipment allows these reserves to be mined at current production levels.

(3)	A drill hole spacing of 500 meters is used for proven reserves, and a drill hole spacing of 1,000 meters is used for probable reserves.

Xing An’s Coal

Based on the JTB report dated April 15, 2008, the coal extracted from Hong Yuan coal mine has the following characteristics:

	Recoverable Reserves (million tonnes) (1)	Amount Assigned to Existing Facilities (2)	Amount not Assigned to Existing Facilities	Type of Coal	Btu per Pound	Sulfur Content (%)	Ash Content (%)	Moisture (%)
Proven (Measured) (3)	2.53	1.84	0.69	Steam coal	6,600-9,000	0.5-0.7	19-35	10
Probable (Indicated) (3)	2.81	1.70	1.11	Steam coal	6,600-9,000	0.5-0.7	19-35	10
Total	5.34	3.54	1.80

Based on the JTB report dated April 15, 2008, the coal extracted from Sheng Yu coal mine has the following characteristics:

	Recoverable Reserves (million tonnes) (1)	Amount Assigned to Existing Facilities (2)	Amount not Assigned to Existing Facilities	Type of Coal	Btu per Pound	Sulfur Content (%)	Ash Content (%)	Moisture (%)
Proven (Measured) (3)	0.81	0.59	0.22	Steam coal	6,600-9,000	0.6-0.8	19-35	10
Probable (Indicated) (3)	2.73	0.90	1.83	Steam coal	6,600-9,000	0.6-0.8	19-35	10
Total	3.54	1.49	2.05

(1)	Amount is as of June 30, 2007, based on the JTB report dated April 15, 2008.

(2)	Existing infrastructure and equipment allow these reserves to be mined at current production levels.

(3)	A drill hole spacing of 500 meters is used for proven reserves, and a drill hole spacing of 1,000 meters is used for probable reserves.

Our Customers

Because of their differing properties, Tong Gong’s coal and Xing An’s coal are sold to different types of customers. Tong Gong’s coal is primarily sold to power plants, cement factories, wholesalers and individuals for home heating. Xing An’s coal, on the other hand, is primarily sold to electric power plants, metallurgical mills and fuel trading companies.

For the year ended December 31, 2008, six customers collectively accounted for approximately 83% of our consolidated revenue:

•	Heilongjiang QiQiHaEr Huadian Power Plants Co., Ltd., which purchases coal extracted from Xing An coal mines, , accounted for 28% of our total sales in 2008;

•	Heilongjiang TieRan Coal Industrial Company, which purchases coal extracted from Xing An coal mines, accounted for 12% of our total sales in 2008;

•	Zhongliang (Zhaodong) Biochemical Energy Resources Co., Ltd., which purchases coal extracted from Xing An coal mines, accounted for 11% of our total sales in 2008;

•	Nenjiang County Hong Yu Trading Co., which purchases coal extracted from Tong Gong coal mine, accounted for 11% of our total sales in 2008;

•	Heilongjiang QiQiHaEr Huadian Power Plants Co., Ltd. , which purchases coal extracted from Tong Gong coal mine, accounted for 11% of our total sales in 2008; and

•	Baicheng City Heating Co., which purchases coal extracted from Tong Gong coal mine, accounted for 10% of our total sales in 2008.

We sell our coal on a per tonne basis directly to our customers. Coal is generally sold to major customers by purchase order signed prior to the beginning of each mining season. These purchase orders generally specify the quantities and timing of purchases planned over a time period generally no longer than one year. The balance of the sales comes from purchase orders issued by the same customers that have additional requirements for coal during the year, or from smaller customers. Net coal sales represent the invoiced value of coal sold and are net of sales taxes, transportation costs and various miscellaneous fees relating to sales if the invoiced value includes transportation costs to the customers. While the price of coal did not change significantly between 2005 and 2006, there was a significant increase in 2007 and 2008 driven by market demands. Under such conditions, most customers in 2008 paid in advance of delivery, and we require the remaining customers to pay against delivery of coal. As a result, we did not carry any accounts receivable at December 31, 2008. Our sales personnel conduct routine customer visits and customer satisfaction surveys. We have established long-term business relationships with our major customers, and our management believes that these relationships are stable.

Once our coal is extracted, it is typically picked up immediately by, or loaded immediately for delivery to, customers so we do not currently maintain an inventory of extracted coal. Coal extracted from Tong Gong coal mine is trucked approximately 500 meters to the nearest rail siding and sold f.o.b. railcar. Coal extracted from Xing An coal mines is trucked approximately 60 kilometers to a stockyard adjacent to the nearest rail siding and sold f.o.b. railcar.

Product Pricing

Coal prices are generally determined by market price or are based on contractual terms. However, the price for certain thermal coal used for power generation is determined among coal suppliers and power plant buyers in accordance with the pricing guidance published by the PRC Government.

We set pricing by taking into account: (i) prices in the relevant local coal markets (inclusive of transportation costs); (ii) grade and quality of the coal; and (iii) relationships with customers. Most of the transportation costs are borne by the customers. The average price for raw coal from Tong Gong in 2008 is RMB 231 per tonne, which is RMB 33 higher than the average price of RMB 198 in 2007. The average price for raw coal from Xing An in 2008 is RMB 238 per tonne, which is RMB 10 higher than the average price of RMB 228 in 2007.

Product Delivery

All of our major customers are located in Northeastern China, primarily in the provinces of Heilongjiang and Jilin. Coal is transported to these customers principally by railways. In 2008, about 1,804,000 tonnes of our raw coal were delivered to our customers by railways; in 2007, about 1,060,000 tonnes of our raw coal were delivered to our customers by railways.

Sources and Availability of Raw Materials and the Principal Suppliers

We purchase certain materials in connection with our coal mining operations, including: (i) tires for mining equipment and vehicles; (ii) lift cylinders; and (iii) iron boards. Because these materials are readily available, we do not purchase them exclusively from any one supplier for our Tong Gong operation. Xing An, however, does source tires and lift cylinders principally from Mohe County Yongsheng Metal Products Shop, and iron boards principally from Mohe Shuangli Steel Store. The price of these materials are set at market rates or determined through negotiations. We believe we have established stable cooperative relationships with the suppliers that we deal with to ensure a reliable supply of the materials required for our mining operations.

Research and Development

We had no research and development expenses in 2008 and in 2007. We currently have no plans for any research and development activities and do not anticipate any material research and development costs.

Intellectual Properties and Licenses

We have no material patents, licenses or other intellectual property.

Competition

In the area where we operate Tong Gong coal mine, there are other two coal mines which directly compete with us:  No. 151 coal mine and Fu Hong coal mine. No. 151 coal mine has an annual production capacity of 400,000 tonnes and Fu Hong coal mine has an annual production capacity of 200,000 tonnes. However, because demand for coal currently outpaces supply, we do not face any meaningful competition for the sale of our coal from Tong Gong. In the area where we operate Xing An coal mines, on the other hand, competition is comprised of small mining operations that often lack transportation capabilities to deliver their coal to the nearest train depot.

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

•
the National Development and Reform Commission, which formulates and implements major policies concerning China’s economic and social development, examines and approves investment projects exceeding certain capital expenditure amounts or in specified industry sectors, including examination and approval of foreign investment projects, oversees reform of state-owned enterprises and formulates industrial policies and investment guidelines for the natural resource industries, such as coal production. In addition, the NDRC administers coal export activities and export quotas jointly with the Ministry of Commerce. The NDRC is also responsible for the evaluation and implementation of the price-linking mechanism between the prices of coal and power;

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

Fees and Taxes

There are various taxes and fees that are imposed upon coal producers in Heilongjiang Province, as well as statutory reserves which coal producers required to set aside. Such taxes, fees and statutory reserves as applicable to Tong Gong at December 31, 2008 are as follows:

Item	Base	Rate
Corporate income tax	Taxable income	12.5%
VAT	Revenue form domestic sales	13.0%
City construction tax	Amount of VAT and business tax	Exempted by National Government
Education surcharge	Amount of VAT and business tax	Exempted by National Government
Anti-flood fee	Proceeds form the sale of coal	Exempted by National Government
Resource tax	Volume of raw coal produced	RMB2.3 per tonne
Compensation for the depletion of coal resources	Volume of raw coal produced	RMB3 per tonne
Mine maintenance fund	Volume of raw coal produced	RMB8.7 per tonne
Safety fund	Volume of raw coal produced	RMB6 per tonne

Such taxes, fees and statutory reserves as applicable to Xing An at December 31, 2008 are as follows:

Item	Base	Rate
Corporate income tax	Taxable income	25.0%
VAT	Revenue form domestic sales	13.0%
City construction tax	Amount of VAT and business tax	7.0%
Education surcharge	Amount of VAT and business tax	3.0%
Anti-flood fee	Proceeds form the sale of coal	0.1%
Resource tax	Aggregate volume of raw coal or coal products sold	RMB2.3 per tonne
Compensation for the depletion of coal resources	Proceeds form the sale of coal	1%
Mine maintenance fund	Volume of raw coal produced	RMB8.7 per tonne
Safety fund	Volume of raw coal produced	RMB3 per tonne
Environment fund, voluntary fund (Asset retirement obligation)	Volume of raw coal produced	RMB1 per tonne

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

Special Regulation by the State Council on Shutting Down Small Coal Mines

The Special Regulation by the State Council on Shutting Down Small Coal Mines went into effect on September 28, 2006. The passage of regulation is the launch of a national campaign to close down small coal mines defined as having annual coal production capacity of 30,000 tonnes or less, as well as coal mines without proper licenses or permits. The intent of the regulation is to reduce both the high rate of accidents and pollution in the PRC coal mining industry. Under this regulation, 9,887 small and/or illegal coal mines are to be shut down by the end of 2008. The regulation specifies that the Central Government will support the development of big coal mining operations, defined as having annual coal production capacity of 300,000 tonnes or more. However, the regulation is silent as to the PRC government’s position on coal mine operations having annual production capacity of more than 30,000 tonnes but less than 300,000 tonnes.

Employees

As of December 31, 2008, we had approximately 130 full-time employees, including management, as follows: 85 with our operations at Tong Gong and 45 with our operations at Xing An. None of these employees are represented by any collective bargaining agreements. We have not experienced a work stoppage. Management believes that our relations with our employees are good.

In addition, during each mining season, there are up to 210 miners working at Tong Gong coal mine and up to 374 miners working at Xing An coal mines, none of whom are employees.  Our subsidiaries contract with various general contractors who provide the miners and who are fully responsible for the miners’ wages, including all state-mandated insurance.

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

As all of our revenue is derived from sales of coal in the PRC, our business and operating results are substantially dependent on the domestic Chinese demand for coal. The Chinese coal market is cyclical and exhibit fluctuation in supply and demand from year to year. They are subject to numerous factors beyond our control, including, but not limited to, the economic conditions in the PRC and fluctuations in industries with high demand for coal, such as the power and steel industries. Fluctuations in supply and demand for coal have effects on coal prices, which in turn affect our operating and financial performance. We have experienced substantial price fluctuations in the past and believe that such fluctuations will continue. The average selling price of coal products per tonne from Tong Gong Coal Mine was RMB 170 per tonne in 2005, RMB 174 per tonne in 2006, RMB 192 per tonne in 2007 and RMB 231 per tonne in 2008. The average selling price of coal products per tonne from Hong Yuan and Sheng Yu coal mines was RMB 200 per tonne in 2005, RMB 200 per tonne in 2006, RMB 225 per tonne in 2007 and RMB 238 per tonne in 2008. The demand for coal is primarily affected by the overall economic development and the demand for coal from the electricity generation, steel and construction industries. The supply of coal, on the other hand, is primarily affected by the geographical location of the coal supplies, the volume of coal produced by the domestic and international coal suppliers, and the quality and price of competing sources of coal. Alternative fuels, such as natural gas, oil and nuclear power, and alternative energy sources, such as hydroelectric power also have influences on the market demand for coal. Excess supply of coal or significant reduction in the demand for our coal by domestic electricity generation or steel industries may have an adverse effect on coal prices, which would in turn cause a decline in our profitability. In addition, any significant decline in domestic coal prices could materially and adversely affect our business and result of operations.

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

Our future success depends upon our ability to continue acquiring and developing coal mining rights that are economically feasible.

The amount of coal underlying our mining rights declines as we produce coal.  We may not be able to mine all of the coal underlying our mining rights as profitably as we do at our current operations.  Our profitability depends substantially on our ability to mine coal that has the geological characteristics that enable it to be mined at competitive costs.  As we can only increase our existing production capacity by a limited amount, the future increase in our coal production will depend on expanding our existing mining rights or acquisitions of new mining rights.

New mining rights may not be available when required or, if available, the underlying coal may not be capable of being mined at costs comparable to those characteristics of our existing mining rights.  We may in the future acquire mining rights from third parties.  We may not be able to accurately assess the geological characteristics to any mining rights that we acquire, which may adversely affect our profitability and financial condition.

In addition to the Tong Gong coal mine which we began mining in 2004, we recently acquired the Xing An Companies which mine the Hong Yuan and Sheng Yu mines. Exhaustion of the mining rights underlying these mines, as well mining rights that we may acquire in the future, can also have an adverse effect on operating results that is disproportionate to the percentage of overall production represented by such mining rights.

We cannot give any assurance that we will be able to continue identifying suitable targets in the PRC for acquisition or acquire suitable targets on competitive terms. Nor can we assure you that we will be able to successfully develop new coal mines or expand our existing ones in accordance with our development plans or at all. Our failure to timely or successfully acquire suitable targets on competitive terms, or to successfully complete the development of new coal mines or to expand our existing mining rights could have an adverse effect on the results of operation and our financial condition.

The acquisition of mining rights and the development of new mines in the PRC require approval of the Chinese Government. Delay or failure in securing the relevant governmental approvals or permits as well as any adverse change in government policies may cause a significant adjustment to our development and acquisition plans, which may materially adversely affect our profitability and growth prospects.

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

All of our 2008 net sales were derived from sales of coal transported by the Chinese national railway system. As the railway system has limited transportation capacity and cannot fully satisfy coal transportation requirements, discrepancies between capacity and demand for transportation exist in certain areas of the PRC. We generally utilize the national rail system to transport coal to our customers. No assurance can be given that we will continue to be allocated adequate railway transport capacity or acquire adequate rail cars, or that we will not experience any material delay in transporting our coal as a result of insufficient railway transport capacity or rail cars.

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

We operate coal mines and related facilities that may be affected by water, gas, fire or structural problems. As a result, we, like other coal mining companies, have experienced accidents that have caused property damage and personal injuries. Although we have implemented safety measures at our mining operations, and provide on-the-job training for our employees, and, in accordance with relevant laws set aside approximately 2.0% of employees’ total remuneration for employees’ injury insurance, there can be no assurance that industry-related accidents will not occur in the future. At Tong Gong mine, where the miners are employees of the Company, we purchase work-related death and injury insurance at the cost of RMB 900 in annual insurance premium per worker. Under this insurance policy, the insurance company will pay up to RMB 100,000 (approximately $13,680) for each work-related death or injury. Mine workers at Hong Yuan and Sheng Yu coal mines are sub-contracted from general contractors who borne the costs of such insurance.

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

We are seeking to expand our operations both in the regions in which we operate as well as in other parts of China through acquisitions of businesses and assets.  Acquisition transactions involve inherent risks, such as:

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

In addition, we may not be able to successfully negotiate new mining rights or maintain our leasehold interests in properties on which mining operations are not commenced during the term of the lease.

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

A prolonged downturn in global economic conditions may materially adversely affect our business.

Our business and results of operations are affected by international, national and regional economic conditions. Financial markets in the United States, Europe and Asia have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, ratings downgrades of certain investments and declining values of others. The global economy has entered a recession. We are unable to predict the likely duration and severity of the current disruptions in financial markets, credit availability, and adverse economic conditions throughout the world. These economic developments affect businesses such as ours and those of our customers in a number of ways that could result in unfavorable consequences to us. Current economic conditions or a deepening economic downturn in the PRC and elsewhere may cause our current or potential customers to delay or reduce purchases which could, in turn, result in reductions in our sales volumes or prices, materially and adversely affecting our results of operations and cash flows. Volatility and disruption of global financial markets could limit our customers' ability to obtain adequate financing to maintain operations and proceed with planned or new capital spending initiatives, leading to a reduction in sales volume that could materially and adversely affect our results of operations and cash flow. In addition, a decline in our customers' ability to pay as a result of the economic downturn may lead to increased difficulties in the collection of our accounts receivable, higher levels of reserves for doubtful accounts and write-offs of accounts receivable, and higher operating costs as a percentage of revenues.

RISKS RELATED TO OUR ACQUISITION OF THE XING AN COMPANIES

If we are unable to timely repay the promissory notes in connection with our acquisition of the Xing An Companies, the approval and designation of the Xing An Companies as Sino-foreign enterprises and Songzai as the owner of 90% of their respective registered capitals may be revoked, and the Acquisition may be deemed void.

Under applicable PRC law and regulations, while our acquisition of the Xing An Companies was deemed completed upon the issuances of a Certificate of Approval classifying these companies as Sino-foreign enterprises and listing Songzai as the owner of 90% of their respective registered capitals, we are required to make full payment on the promissory notes issued to the Xing An Shareholders within three months from the issuance date of the Certificate of Approval, which may be extended for up to an additional nine months subject to governmental approval. If we are unable to do so, we cannot guarantee that we will be able to secure the necessary governmental approval for an extension, nor can we determine, at this time, the length of the extension we may receive assuming that we are able to secure the necessary governmental approval. In the event that we are unable to timely repay the promissory notes, the Heilongjiang Office of the State Administration for Industry and Commerce (“Heilongjiang SAIC”), which is charged with verification of our payment, may revoke the approval both of the Xing An Companies as Sino-foreign enterprises and Songzai as the 90% owner of their respective registered capital, thereby voiding the acquisition. We have been advised by our PRC counsel, however, that Heilongjiang SAIC makes such verification only at the time of its annual examination of the Xing An Companies’ business licenses, sometime between April and May, and never before such time. Thus, so long as our payment is made in full before the examination, the acquisition should not be voided. We cannot, however, prevent Heilongjiang SAIC from verifying our payment at an earlier time. In the event that the acquisition is voided, we will not have any equity interests in the Xing An Companies, and as a result, these companies will no longer be our subsidiaries. Should this occur, we may seek to acquire the equity interests of the Xing An Companies through other means, although we cannot guarantee that we will do so, nor can we guarantee that we will be successful if we do.

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

Most of our directors and officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or most of our directors or officers.

Most of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to effect service of process on our directors or officers, or enforce within the United States or Canada any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them.

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

The application of the “penny stock” rules could adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. If the trading price of our common stock falls below $5.00 per share, the open-market trading of our common stock is subject to the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”.  The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules.  Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.  We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	DESCRIPTION OF PROPERTY

Our Offices

Our principal executive office in the United States is in City of Industry, California, which headquarters some of our officers and administrative staff and oversees our operations in the PRC. Our lease agreement for this office is from September 1, 2008 to August 31, 2011, for annual rent of $57,516, and we have the option to renew this lease.

Our principal executive office in the PRC is located in the provincial capital of Harbin and is approximately 7,000 square feet. We have no written agreement or formal arrangement pertaining to the use of this office, as it is owned by Mr. Hongwen Li, our President and Chief Executive Officer, who is making the office available to us rent-free. This office houses our administrative and clerical staff. If necessary, we believe that we would be able to find replacement office space without unreasonable expense or delay.

In addition, we also maintain an office in Jiadedaqi city, the closest major city to Mohe where Xing An coal mines are located. This office is approximately 87,700 square feet and also serves as residence for some of our employees. Our Hong Yuan subsidiary entered into a lease agreement for this office in July 2005, which expires in July 2015, with annual rent at RMB 150,000 (approximately $20,550).

Tong Gong Coal Mine

The land on which Tong Gong coal mine is located and on which our mining facilities are located is owned by the PRC. However, we own a building at the mine site, approximately 32,000 square feet in size, which houses both our operations office and dormitory for the mine workers. Tong Gong’s mining operations are controlled from this office. We have no written agreement or formal arrangement pertaining to the use of the land for the building, but we believe that use of the land is authorized by our coal production right permit, as confirmed by the Heihe Municipal Administration of Land and Resources.

Xing An Coal Mines

Much like Tong Gong coal mine, the land on which Hong Yuan and Sheng Yu coal mines are located and on which our mining facilities are located is owned by the PRC. We own a building at the Hong Yuan mine site, approximately 5,000 square feet in size, which houses both our operations office and dormitory for some of our engineers and salespeople. Xing An’s mining operations are controlled from this office. We have no written agreement or formal arrangement pertaining to the use of the land for the building, but we believe that use of the land is authorized by our coal production right permit, as confirmed by the Mohe Municipal Administration of Land and Resources.

ITEM 3.	LEGAL PROCEEDINGS

As of December 31, 2008, we know of no other material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of security holders during the fourth quarter of fiscal year 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Common Stock

Quarter Ended	High Bid	Low Bid
December 31, 2008	6.00	3.00
September 30, 2008	10.60	5.38
June 30, 2008	12.80	5.95
March 31, 2008*	6.83	5.50

December 31, 2007	0.53	0.47
September 30, 2007	0.70	0.55
June 30, 2007	0.05	0.05
March 31, 2007	0.07	0.07
__________
* Increase in stock price commencing in the first quarter of our 2008 fiscal year reflect the effect of a 1-for-10 reverse stock split of the Company’s common stock that became effective on January 7, 2008.

As of March 23, 2009, we had approximately 14,932,582 shares of common stock issued and outstanding and 400,000 shares of preferred stock issued and outstanding.

Holders

As of March 23, 2009, we had approximately 884 record holders of our common stock (not including beneficial owners who hold shares at broker/dealers in "street name"). and one record holder of our preferred stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

Please see the discussion in Item 12 titled “Equity Compensation Plan Information” below.

Sales of Unregistered Securities

Sales of securities within the past three years which were not registered under the Securities Act of 1933, as amended (the “Securities Act”) were previously disclosed in our current reports on Form 8-K filed on January 7, 2008 and June 10, 2008, and in our quarterly reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008.

ITEM 6.                      SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended December 31, 2008 and 2007 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this prospectus. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors”, “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and elsewhere in this prospectus. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this Registration Statement. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

Our financial statements are prepared in US Dollars and in accordance with accounting principles generally accepted in the United States. See “Exchange Rates” below for information concerning the exchanges rates at which Renminbi (“RMB”) were translated into US Dollars (“USD”) at various pertinent

OVERVIEW

We are a company engaged in coal production and sales by exploring, assembling, assessing, permitting, developing and mining coal properties in the People’s Republic of China (“PRC”). After obtaining permits from the Heilongjiang Province National Land and Resources Administration Bureau and the Heilongjiang Economic and Trade Commission, we extract coal from properties to which we have the right to mine fixed amounts of coal, and then sell most of the coal on a per metric ton (“tonne”) basis in cash on delivery, primarily to power plants, cement factories, wholesalers and individuals for home heating. We do not own the coal mines, but have mining rights to extract a fixed amount of coal from a mine as determined by government authorized mining engineers and approved by the Heilongjiang Department of Land and Resources. Through the end of March 2008, our business consisted of the operations of Tong Gong coal mine in northern PRC, located approximately 175 km southwest of the city of Heihe in the Heilongjiang Province.

On April 4, 2008, we added two coal mines to our operations when we completed the acquisition of two mining companies under common ownership in the PRC, Hong Yuan and Sheng Yu, by issuing promissory notes of $30 million in the aggregate and 8,000,000 shares of common stock to the Xing An Shareholders pursuant to a stock purchase agreement that we entered into on December 31, 2007. After the closing of this acquisition transaction, the Xing An Shareholders now collectively own 53% of the combined company. Accordingly, for accounting purposes, the transaction is accounted for as a reverse acquisition of the Company by Xing An. Xing An operates two coal mines, the Hong Yuan and Sheng Yu mines, located in Mohe City in Heilongjiang Province.

On October 15, 2008, we paid $18 million of the promissory notes to the Xing An Shareholders in accordance with the terms of the Stock Purchase Agreement. We anticipate paying the remaining $12 million of the promissory notes to the Xing An Shareholders by April 2009.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our management's discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Basis of Presentations

Our financial statements are prepared in accordance with GAAP and the requirements of Regulation S-X promulgated by the Securities and Exchange Commission.

Method of Accounting

We maintain our general ledger and journals with the accrual method of accounting for financial reporting purposes. The financial statements and notes are representations of management. Accounting policies adopted by us conform to generally accepted accounting principles in the United States of America and have been consistently applied in the presentation of financial statements, which are compiled on the accrual basis of accounting.

Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of Songzai and its subsidiaries, Tong Gong, and Xing An. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

In preparing financial statements in conformity with United States Generally Accepted Accounting Principles (US GAAP), management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting year. Significant estimates, required by management, include the recoverability of long-lived assets, allowance for doubtful accounts, and the reserve for obsolete and slow-moving inventories. Actual results could differ from those estimates.

Accounts Receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.

Inventories

Inventories consist of coal extracted from the ground that is available for delivery to customers, as well as extracted coal which has been removed from the ground but not yet processed through a wash plant. Coal inventories are valued at the lower of average cost or market, cost being determined on a first in, first out method, and include labor costs and all expenditures directly related to the removal of coal.

Prepaid Mining Right

Prepaid mining right is the amount paid to extract a certain amount of coal underlying the mining rights of the Company.  Prepaid mining right is expensed based on actual production volume during the period.

Asset Retirement Cost and Obligation

The Company uses Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations. This Statement generally requires that the Company’s legal obligations associated with the retirement of long-lived assets are recognized at fair value at the time the obligations are incurred. Obligations are incurred at the time development of a mine commences for underground mines or construction begins for support facilities, refuse areas and slurry ponds. The obligation’s fair value is determined using discounted cash flow techniques and is accreted over time to its expected settlement value. Upon initial recognition of a liability, a corresponding amount is capitalized as part of the carrying amount of the related long-lived asset. Amortization of the related asset is recorded on a straight line basis over the estimated useful lives of the fixed amount of coals that we are entitled to extract. Xing An has voluntarily applied to Daxinganling District Environment Protection Bureau for the asset retirement obligation and is obligated to account for land subsidence, restoration, rehabilitation and environmental protection at a rate of RMB 1 per tonne based on total reserves at the end of the useful lives of the mines. Tong Gong did not incur and does not anticipate incurring any material dismantlement, restoration and abandonment costs given the nature of its producing activities and the current PRC regulations surrounding such activities.

Property, Plant, and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Costs of mine development, expansion of the capacity of or extending the life of our mine are capitalized and principally amortized using the units-of-production method over the actual tonnes of coals produced directly benefiting from the capital expenditure. Mobile mining equipment and other fixed assets are stated at cost and depreciated on a straight-line basis over the estimated useful lives ranging from 10 to 15 years. Leasehold improvements are amortized over their estimated useful lives or the term of the lease, whichever is shorter. Major repairs and betterments that significantly extend original useful lives or improve productivity are capitalized and depreciated over the period benefited. Maintenance and repairs are generally expensed as incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations.

The estimated useful lives for each category of the fixed assets are as follows:

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

Cost of Goods Sold

Cost of goods sold consists primarily of amortization of the mining right, direct material, direct labor, depreciation of mining preparation plants such as the underground tunnel and the major mine well and related expenses, which are directly attributable to the production of coals. Write-down of inventory to lower of cost or market is also recorded in cost of goods sold.

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

Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated other comprehensive income". Gains and losses resulting from foreign currency transactions are included in income. There has been no significant fluctuation in the exchange rate for the conversion of RMB to USD after the balance sheet date.

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

Recent Accounting Pronouncements

Employer’s Disclosures about Postretirement Benefit Plan Assets

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 applies to an employer that is subject to the disclosure requirements of SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“SFAS 132R”) and amends SFAS 132R to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by FSP FAS 132(R)-1 shall be provided for fiscal years ending after December 15, 2009. Earlier application is permitted. The Company does not expect the adoption of FSP FAS 132(R)-1 to have a material impact on its financial statements.

Accounting for Defensive Intangible Assets

In November 2008, the FASB issued EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets” (“EITF 08-7”). EITF 08-7 applies to all acquired intangible assets in situations in which the acquirer does not intend to actively use the asset but intends to hold the asset to prevent its competitors from obtaining access to the asset (a defensive intangible asset). Defensive intangible assets could include assets that the acquirer will never actively use, as well as assets that will be used by the acquirer during a transition period when the intention of the acquirer is to discontinue the use of those assets. EITF 08-7 concluded that a defensive intangible asset should be accounted for as a separate unit of accounting and should be amortized over the period that the defensive intangible asset directly or indirectly contributes to the future cash flows of the entity. EITF 08-7 is effective prospectively for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application is not permitted.

Accounting for Financial Guarantee Insurance Contracts

In May 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.”  The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement will not have an impact on the Company’s financial statements.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy).  This Statement will not have an impact on the Company’s financial statements.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), and requires additional disclosures. The objective of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (R), “Business Combinations” (“SFAS 141(R)”), and other accounting principles generally accepted in the United States of America. FSP FAS 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance for determining the useful life of intangible assets shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements apply prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Early adoption is prohibited. The Company does not expect the adoption of FSP FAS 142-3 to have a material impact on its financial statements.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133.”  This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its financial statements.

Fair Value Measurements

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures..  The three levels are defined as follow:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

As of December 31, 2008, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company expects SFAS 160 will have an impact on accounting for business combinations once adopted but the effect is dependent upon future acquisitions at that time.

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

SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, since the Company is a calendar year-end company and will continue to record and disclose business combinations following existing GAAP until January 1, 2009. The Company expects SFAS 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon future acquisitions at that time.

Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed.  EITF 07-03 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of FSP EITF 07-3 to have a material impact on its financial statements.

RESULTS OF OPERATIONS

On April 4, 2008, the Company completed the acquisition of 90% of Xing An for an aggregate purchase price of thirty million dollars and 80,000,000 shares (pre-10-to-1 reverse stock split effected on January 07, 2008) of the Company's common stock. The beneficial interests to the remaining 10% of Xing An were placed in trust by the Xing An Shareholders for the benefit of the Company. As a result of the acquisition, the Xing An Shareholders now collectively own 53% of the combined company.  For accounting purposes, the acquisition of Xing An by Songzai is accounted for as a reverse acquisition of Songzai by Xing An.

The operating results of Xing An for the year ended December 31, 2008 and Songzai for the nine months ended December 31, 2008 are included in the accompanying consolidated statements of operations from the acquisition date.  For convenience of reporting the acquisition for accounting purposes, April 1, 2008 has been designated as the acquisition date

Comparison of the Years Ended December 31, 2008 and 2007

The following table sets forth the results of our operations for the years indicated as a percentage of net sales:

	2008		2007
	$	% of Sales	$	% of Sales
Sales	57,130,098	100%	34,580,611	100%
Cost of Sales	23,755,247	42%	12,964,485	37%
Gross Profit	33,374,851	58%	21,616,126	63%
Operating Expenses	2,698,380	5%	1,389,891	4%
Income from Operations	30,676,471	54%	20,226,235	58%
Other Income (Expenses), net	(245,387)	(0.43)%	(132,596)	(0.38)%
Income tax	7,145,936	12.5%	6,631,364	19%
Net Income	23,285,148	41%	13,462,275	39%

Coal mining production, brokerage and sales at our three mines, in tonnes, for the periods indicated:

	Tong Gong Coal Mine
	Production (tonnes)		Brokerage (tonnes)		Sales (tonnes)
	2008	2007	2008	2007	2008	2007

First Quarter	137,536	41,310	-	-	137,536	41,310

Second Quarter	168,245	142,705	-	-	168,245	145,569

Third Quarter	66,448	167,931	-	-	153,517	165,067

Fourth Quarter	-	-	236,526	122,111	149,457	123,066

Total	372,229	351,946	236,526	122,111	608,755	475,012

	Xing An Coal Mines (Hong Yuan and Sheng Yu)
	Production (tonnes)		Brokerage (tonnes)		Sales (tonnes)
	2008	2007	2008	2007	2008	2007

First Quarter	539,737	398,430	-	-	472,019	210,363

Second Quarter	120,000	-	-	-	225,590	295,745

Third Quarter	-	-	246,000	-	255,909	210,975

Fourth Quarter	83,543	314,260	157,700	500,000	241,944	449,502

Total	743,280	712,690	403,700	500,000	1,195,462	1,166,585

Sales. Our revenues are derived primarily from the sales of coal. During 2008, we had sales of $57.13 million as compared to sales of $34.58 million for 2007, an increase of approximately 65%.  The increase in sales is primarily due to increase in both our selling price and sales volume resulting from the combined operations of Xing An and Tong Gong following our reverse merger with Xing An in April of 2008. The average selling price per tonne for 2008 was approximately $33.77, compared to the average selling price of approximately $29.64 for 2007, an increase of 14%.  Our total sales volume was 1,666,681 tonnes for the year of 2008 (taking into account both twelve-month sales volume of Xing An and nine-months sales volume of Tong Gong from the reverse acquisition date), as compared to 1,166,585 tonnes of sales for the year of 2007 (taking into account of only Xing An’s sales volume), an increase of approximately 43%.

Cost of Sales.  Our cost of sales currently consists of cost of brokerage sales, coal production cost and all depreciation, depletion and amortization attributable to our mining operations. Cost of sales for 2008 increased by $10.79 million or approximately 83%, from $12.96 million for 2007 to $23.76 million for 2008. The major reason for the increase was due to proportional increase in production cost as sales increased. Our total production during the year of 2008 was 977,973 tonnes (taking into account both twelve-month production volume of Xing An and nine-month production volume of Tong Gong from the reverse acquisition date), as compared to 712,690 tonnes of production for the same period in 2007 (taking into account of only Xing An’s production volume). Cost of sales as a percentage of sales increased to approximately 42% for 2008 from approximately 37% for 2007.  This increase was mainly due to the higher production cost of approximately $14 per tonne and brokerage cost of approximately $18 per tonne for Tong Gong that were taken into account for 2008 (for the nine months from the reverse acquisition date), as well as an increase in Xing An’s production and brokerage costs, from $11.12 per tonne in 2007 to $12.97 per tonne in 2008, as a result of overall price increase in China since the third quarter of 2008.

In addition to mining coal, we also broker coal from small independent mines operating in the areas surrounding the mines that we operate, which often have little or no market for their coal as they lack the means to transport coal from the mine sites. This is especially true for the small mines around Xing An coal mines, as reflected in the lower price of Xing An’s brokered coal. In 2008, the cost of brokered coal for Tong Gong was approximately $4 per tonne higher than the cost of production, while the cost of brokered coal for Xing An was about same as the cost of production. In 2008, we brokered 640,226 tonnes of coal (including 403,700 tonnes by Xing An and 236,526 tonnes by Tong Gong for the nine months from the reverse acquisition date), as compared to approximately 500,000 tonnes of brokered coal in 2007 (taking into account of only Xing An’s brokered volume).

Gross Profit. Gross profit was $33.37 million for 2008 as compared to $21.62 million for 2007, representing an increase of $11.75 million.  Our gross profit as a percentage of sales was approximately 58% in 2008 as compared to approximately 63% in 2007. The decrease in gross profit margin mainly resulted from the inclusion of Tong Gong’s cost of sales for 2008 (for the nine months from the reverse acquisition date), which was not a factor for in 2007.

Operating Expenses.  Operating expenses totaled $2.70 million for 2008 as compared to $1.39 million for 2007, an increase of $1.31 million or approximately 94%.  This increase is primarily attributable to the combined expenses for Xing An and Tong Gong being taken into account for 2008 (while only Xing An’s expenses were taken into account for the same period in 2007), as well as compensation expense of approximately $470,000 for employee stock options vested during the second quarter of 2008, and expenses related to the acquisition Xing An (including due diligence, audit and legal fees).

Net Income. Our net income for 2008 was $23.29 million as compared to net income of $13.46 million for 2007, an increase of $9.82 million.  This increase in net income is attributable to increase in sales volume and sales price resulting from the combined operations of Xing An and Tong Gong following Xing An’s acquisition in April of 2008.  Net income as a percentage of sales increased from 39% in 2007 to 41% in 2008, which management attributes this primarily to an increase in production and sales with increased selling price, a lower income tax rate of 25% for Xing An effective for fiscal 2008, down from 33% for fiscal 2007, and an income tax holiday of 50% rate deduction for Tong Gong.

 LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

As of December 31, 2008, we had cash and cash equivalents of $16,744,741. Our working capital deficit was approximately $2.98 million. The ratio of current assets to current liabilities was 0.86:1 at December 31, 2008. The negative working capital was mainly due to the notes payable of $30 million to the Selling Shareholders for the acquisition of Xing An, of which $18 million was repaid to the Xing An Shareholders on October 15, 2008.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2008 and 2007:

	Years Ended December 31
	2008	2007
Cash provided by (used in):
Operating Activities	$16,293,147	$11,019,258
Investing Activities	$6,998,305	$(6,190,079)
Financing Activities	$(16,960,028)	$(1,305,108)

Net cash flow provided by operating activities was approximately $16.29 million in 2008 while net cash flow provided by operating activities was approximately $11.02 million in 2007.  The increase in cash inflow from operating activities resulted from an increase in net income and no accounts receivable outstanding as cash was received in advance for most of the sales, though we paid approximately $12 million for acquiring mining right during the year ended December 31, 2008.

Net cash flow provided by investing activities was approximately $7.00 million in 2008, compared to $6.19 million of net cash used in investing activities in 2007. This increase in cash flow from investing activities was mainly due to the $7.2 million of cash acquired from Songzai as a result of the reverse acquisition, while in 2007, we spent about $6.19 million for improving and constructing mine infrastructures and acquiring new mining equipments.

Net cash flow used in financing activities was approximately $16.96 million in 2008 as compared to net cash used in financing activities of approximately $1.31million in 2007. The increase in cash outflow from financing activities in the year 2008 was primarily due to cash repayment of $18 million to the Selling Shareholders.

Based on our current expectations, we believe that our cash and cash equivalents, and cash generated from operations will satisfy our working capital needs, and other liquidity requirements associated with our existing operation through the remainder of this year. We would like to expand our existing mining operations and acquire additional coal mining rights, but we will finance such acquisitions through the issuance of debt or equity securities. Failure to obtain such financing could have a material adverse effect on our plans for expansion.

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

The following tables summarize our contractual obligations as of December 31, 2008, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +

Contractual Obligations :
Bank Indebtedness	$-	$-	$-	$-	$-
Other Indebtedness (a)	$12,000,000	$12,000,000	$-	$-	$-
Capital Lease Obligations	$-	$-	$-	$-	$-
Operating Leases	$-	$-	$-	$-	$-
Mining Right	$893,664	$-	$-	$-	$893,664
Total Contractual Obligations:	$12,893,664	$12,000,000	$-	$-	$893,664

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS

The Consolidated Financial Statements are included in this Annual Report beginning on Page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Based on that evaluation, our management concluded that as of December 31, 2008, our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting discussed immediately below under the caption “Management’s Report on Internal Control over Financial Reporting”

Management’s Report on Internal Control over Financial Reporting

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework." Based on that evaluation, our management concluded that as of December 31, 2008, our internal control over financial reporting was not effective because of the material weaknesses described below.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis.  In its assessment of the Company’s internal control over financial reporting as of December 31, 2008, management determined that our internal control over financial reporting was subject to the following material weaknesses, which management believes have existed since our acquisition of Tong Gong in September 2004:

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

Lack of Internal Audit System - The company lacked an internal audit department, which was ineffective in preventing and detecting control lapses and errors in the accounting of certain key areas like revenue recognition, purchase approvals, inter-company transactions, cash receipt and cash disbursement authorizations, inventory safeguard and proper accumulation for cost of products, in accordance with the appropriate costing method used by the company.

These material weaknesses were also identified in the Company’s 2007 annual report. Since that time, the Company has taken steps to address these material weaknesses as follows:

1.
In June 2008, we appointed Ms. Yvonne Zhang, whom our management believes has the requisite financial reporting experience, skills and knowledge to complement our existing personnel, as our full-time Chief Financial Officer for a term of one year at an annual compensation of $100,000 as well as options to purchase shares of our common stock;

2.	Since her appointment, Ms. Zhang has been regularly training our accounting staff both in the United States and in the PRC on the application of generally accepted accounting principles;

3.
In January 2009, we engaged an outside consultant to assist with evaluating and improving the Company’s internal control, accounting system and working process (including internal audit and material transaction review and verification process) to strengthen the timeliness and efficiency of the Company’s internal controls, for a term of one year for approximately $70,000; and

4.
In March 2009, we appointed three independent directors to our board of directors, including one who is appropriately credentialed as a financial expert, for aggregate compensations of $45,000 and these directors will be tasked to establish certain internal audit functions within the Company.

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

ITEM 9B.	OTHER INFORMATION

None.

PART II

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table includes the names, positions held, and dates of appointment of our current executive officers and directors:

Name	Position	Date of Appointment
Guoqing Yue	Chairman of the Board of Directors	August 15, 2008

Hongwen Li	President*, Chief Executive Officer* and Director	December 15, 2003, August 15, 2008*

Yvonne Zhang	Chief Financial Officer	June 9, 2008

Huan Liu	Secretary	July 12, 2007

Elan Yaish	Director	February 27, 2009

Yanlin Qu	Director	February 27, 2009

Shengchun Liu	Director	February 27, 2009

Business Experience Descriptions

Guoqing Yue, Chairman of the Board of Directors

Mr. Yue has extensive work experience in, and knowledge of, Heilongjiang Province, where our mining operations are based. From 1976 to 1989, Mr. Yue was a government official with the Second Light Industry Bureau in Daxinganling, a prefecture of Heilongjiang Province. From 1989 to 1994, Mr. Yue worked at a local engineering company and a paper mill in the region before joining Qinghuangdao Xinshiji Industrial Co., Ltd., a commodities trading company doing business between Heilongjiang and Qinhuangdao, a municipality and the chief port of Hebei Province. In 1999, Mr. Yue left the trading company and founded Qinhuangdao Pengda Real Estate Development Co., Ltd., developing properties primarily in Qinhuandao and Hebei’s Xiong County. In 2001, Mr. Yue led a group of private investors to acquire Heilongjiang Beiyao Development Co., Ltd., which later became Heilongjiang Xing An Mining Development Group Co., Ltd. (“Xing An Mining”).

Hongwen Li, President, Chief Executive Officer and Director

Mr. Hongwen Li had served as chairman of our board of directors since the share exchange transaction with Yong Heng was completed in December 2003 until his replacement from that position by Mr. Yue in August 2008. Mr. Li founded Fellow Workers Group in June, 1993, a holding company in the PRC with subsidiaries in different industries such as HuaFeng Trading Co. in the field of Chinese-Russian trading, SongZai Metal in the field of heavy industry, SenDa Hotel in the field of real estate, and HeiHe JinChang Coal Mine. Within several years, Mr. Li’s company grew from a small corporation with several employees to a holding company with more than 300 employees.

Yvonne Zhang, Chief Financial Officer

Ms. Yvonne Zhang was initially appointed as our interim chief financial officer on August 18, 2007, and became our full-time chief financial officer on June 9, 2008. In that position, she has worked solely for the preparation of our financial statements included in our quarterly and annual reports and advising the Company on US GAAP and internal control.  Ms. Zhang has over eight years experience in auditing, tax return preparation and accounting services. Ms. Zhang is also the owner of V Trust Accounting and Tax Services, a CPA firm she founded in June 2007 that provides tax return preparation, accounting and auditing services.  Prior to V Trust, Ms. Zhang was the auditor-in-charge at a Los Angeles based CPA firm from June 2006 to June 2007 that primarily audits public companies.  From January 2001 to May 2006, Ms. Zhang was a supervisor at another Los Angeles based CPA firm.  Ms. Zhang is a licensed CPA and received her bachelor degree in accountancy from California State University at Northridge in 1999.

Huan Liu, Secretary

Mr. Huan Liu graduated from Harbin Engineering University in 2005, where he received a Bachelor’s degree in both finance and law. In March 2005, Mr. Liu joined the Company as personal assistant to Mr. Hongwen Li, chairman of our board of directors. From April 2006 to June 2007, Mr. Liu was a manager in the Company's finance department. Mr. Liu has been the Company’s corporate secretary from July 2007 to the present.

Elan Yaish, Director and Chairman of Audit Committee

Mr. Yaish is the President of ERS Associates, Ltd., and has been providing business and financial advisory services to publicly traded and privately held companies since January 2006. From August 2002 to November 2005, Mr. Yaish was the Chief Financial Officer, Vice President of Finance and Assistant Secretary of Manchester Technologies, Inc. From February 2000 to July 2002, Mr. Yaish was the Assistant Vice President of Finance at Comverse Technology, Inc. From June 1996 to February 2000, Mr. Yaish was the Vice President of Finance and Controller of Trans-Resources, Inc. Mr. Yaish was a senior accountant at Deloitte & Touche LLP from September 1992 to May 1996. Mr. Yaish graduated from The Yeshiva University, Sy Syms School of Business, with a B.S. in accounting in 1992. Mr. Yaish is a licensed CPA in New York and a member of the AICPA and NYSSCPA.

Yanlin Qu, Director, Chairman of Nominating Committee and Member of Audit and Compensation Committees

Mr. Qu is the Deputy Director General of the Coalfield Geological Bureau of Heilongjiang Province, a position that he has held since November 1999. Mr. Qu is a 1977 graduate of Heilongjiang School of Mining with a master’s degree in mining sciences.

Shengchun Liu, Director, Chairman of Compensation Committee and Member of Audit and Nominating Committees

Mr. Liu is the President of both the Heilongjiang Province Railway Association and the Harbin Railway Commission Science & Technology Association, positions he has held since December 2002. From June 1977 to December 2002, Mr. Liu was the Director of the Heilongjiang Province Economic Commission. Mr. Liu is a graduate of Jilin University with a B.S. degree in automotive sciences.

Family Relationships

There are no family relationships between or among any of our current directors, executive officers or persons nominated or charged by the Company to become directors or executive officers. There are no family relationships among our officers and directors and the officers and directors of our direct and indirect subsidiaries.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and certain of our officers, as well as persons who own more than 10% of a registered class of our equity securities (“Reporting Persons”), to file reports with the Securities and Exchange Commission. To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2008, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent shareholders were complied with, except for Ms. Yvonne Zhang and Mr. Guoqing Yue.

Code of Ethics

On February 24, 2009, we adopted a code of ethics that applies to our officers, directors and employees, including our chief executive officer, senior executive officers, principal accounting officer, and other senior financial officers. A copy of our code of ethics will be provided to any person without charge, upon written request sent to us at our offices located at 17890 Castleton Street, Suite 112, City of Industry, California 91748.

Material Changes to the Procedures by which Security Holders May Recommend Nominees to the Board of Directors

On February 24, 2009, we adopted a nominating committee charter. Under such charter, while there have been no material changes to the procedures by which our shareholders may recommend nominees to the board of directors, the board of directors may take into consideration as one of the factors in its evaluation of shareholder-recommended nominees, the size and duration of the share holdings of the recommending shareholder or shareholder group in relation to the total outstanding shares of the Company. The board of directors may also consider the extent to which the recommending shareholder intends to continue holding its interest in the Company, including, in the case of nominees recommended for election at an annual meeting of shareholders, whether the recommending shareholder intends to continue holding its interest at least through the time of such annual meeting.

Audit Committee

Although we are not a “listed company” under SEC rules and are therefore not required to have an audit committee, we have an audit committee comprised of independent directors. Our audit committee is comprised of three independent directors: Mr. Elan Yaish, Mr. Yanlin Qu and Mr. Shengchun Liu. Our board of directors has determined, based on information furnished by Mr. Yaish and other available information, that Mr. Yaish meets the requirements of an “audit committee financial expert” as such term is defined in the rules promulgated under the Securities Act and the Exchange Act. On February 27, 2009, Mr. Yaish was appointed to serve as chairman of the audit committee, and to serve as our audit committee financial expert.

ITEM 11.	EXECUTIVE COMPENSATION

Summary of Compensation

The following summary compensation table indicates the cash and non-cash compensation earned for years ended December 31, 2008 and 2007 by our Chief Executive Officer and each of our other two highest paid executives, whose total compensation exceeded $100,000 (if any) for the years ended December 31, 2008 and 2007.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Hongwen Li,	2008	41,666	-0-	-0-	-0-	-0-	-0-	-0-	41,666
President and CEO (1)	2007	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Hongjun Li,	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
former President (2)	2007	9,167	-0-	-0-	-0-	-0-	-0-	-0-	9,167
____________
(1)  On August 15, 2008, we entered into an employment agreement with Mr. Hongwen Li pursuant to which he is entitled to an initial annual compensation of $100,000 as our Chief Executive Officer.

(2) On August 15, 2008, Mr. Hongjun Li resigned as our President and from our board of directors.

Employment Agreements, Termination of Employment and Change-in-Control Arrangements with our Executive Officers

Except as described below, we currently have no employment agreements with any of our executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer’s responsibilities following a change-in-control.

Employment Agreement with Hongwen Li

On August 15, 2008, we entered into an employment agreement with Mr. Hongwen Li for an initial term of one year, which automatically renews for successive one-year periods unless one party notifies the other party in writing not to renew at least 60 days before the end of the then effective term. Under the employment agreement, we agreed to compensate Mr. Li an annual salary of $100,000 for his services as President and Chief Executive Officer, which may be adjusted at the discretion of the Board. During the term of the employment agreement, we agree to include Mr. Li as an insured if we obtain an officers and directors insurance policy. In addition, we agreed to reimburse Mr. Li for reasonable expenses incurred in connection with the performance of his duties under the employment agreement.

We may terminate the employment agreement for cause if Mr. Li (i) is convicted of (or pleads nolo contendere to) any felony; (ii) commits acts of fraud, misappropriation or embezzlement at the expense of Songzai; (iii) engages in willful misconduct, gross negligence or gross or habitual or material neglect in the performance of his duties; or (iv) causes a material breach of any of the covenants, terms or provisions of the employment agreement that remains uncured for a period of 30 days after written notice from us to him.

On the other hand, Mr. Li may terminate the employment agreement for good reason if (i) we cause a material breach of any of the provisions of this Agreement that remains uncured within thirty (30) days following his written notice of such breach; (ii) we adversely alter his title, position, status, duties or authority with Songzai; (iii) we reduce his compensation; (iv) the Board requests him to engage in any unlawful activity; or (v) a change in control of Songzai occurs.

The employment agreement may also be terminated by either Mr. Li or us without cause or without good reason, immediately upon written notice to the other party. Additionally, the employment agreement terminates upon Mr. Li’s death or inability to carry out his duties for 90 consecutive days or 120 days in any 360-day period. Upon termination of the employment agreement, we are obligated to Mr. Li for all accrued but unpaid salary and accrued but unreimbursed expenses.

The employment also contains restrictive covenants preventing the unauthorized use and/or disclosure by Mr. Li of confidential information during or at any time after termination.

Employment Agreement with Yvonne Zhang

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

On June 9, 2008, we agreed to employ Ms. Zhang as our full-time Chief Financial Officer, and amended the terms of her employment agreement. Specifically, we agreed to continue the employment of Ms. Zhang for a term commencing on June 9, 2008 and ending on June 8, 2009, during which Ms. Zhang is to receive a base annual salary of $100,000. We also agreed to grant Ms. Zhang options under our 2006 Stock Option/Stock Issuance Plan (the “2006 Plan”) to purchase up to 55,000 shares of our common stock, at an exercise price of $9.35 per share for a period of 5 years. Ms. Zhang is also eligible for an annual bonus, if any, which will be determined and paid in accordance with policies set from time to time by our board of directors. The employment relationship may be terminated by Ms. Zhang or us prior to the expiration of the Term, with or without cause, upon which we agreed to pay Ms. Zhang any accrued but unpaid base salary and any accrued but unreimbursed expenses.

On March 10, 2009, we granted Ms. Zhang options to purchase up to 55,000 shares of common stock under our 2009 Stock Incentive Plan pursuant to a non-statutory stock option agreement. We granted these options to replace the options previously granted to Ms. Zhang under the 2006 Plan, which expired under their terms.

Outstanding Equity Awards at Fiscal Year-End

With the exception of Ms. Yvonne Zhang, our Chief Financial Officer, there were no unexercised options, unvested stock awards or equity incentive plan awards for any of the above-named executive officers outstanding as of December 31, 2008. Pursuant to the terms of her employment agreement, Ms. Zhang was granted options to purchase up to 55,000 shares of common stock under our 2006 Plan, which options were outstanding as of December 31, 2008.

Compensation of Directors

The following director compensation disclosure reflects all compensation awarded to, earned by or paid to the directors below for the year ended December 31, 2008.

DIRECTOR COMPENSATION TABLE
Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Guoqing Yue (1)	2008	62,500	-0-	-0-	-0-	-0-	-0-	62,500
Hongwen Li	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Hongjun Li (2)	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Elan Yaish (3)	2008	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Yanlin Qu (4)	2008	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Shengchun Liu (5)	2008	N/A	N/A	N/A	N/A	N/A	N/A	N/A

(1)	Mr. Guoqing Yue was appointed to our board of directors effective August 15, 2008, and is entitled to receive annual compensation of $150,000 for his services rendered as a director.
(2)	Mr Hongjun Li resigned from our board of directors effective August 15, 2008.
(3)
Mr. Elan Yaish was appointed to our board of directors effective February 27, 2009, and is entitled to receive annual compensation of $30,000 for his services rendered as a director and chairman of the audit committee, as well as an option to purchase up to 20,000 shares of our common stock under the Company 2009 Stock Incentive Plan.

(4)
Mr. Yanlin Qu was appointed to our board of directors effective February 27, 2009, and is entitled to receive annual compensation of RMB 50,000 for his services rendered as a director, as well as chairman of the nominating committee and member of the audit and compensation committees.

(5)
Mr. Shengchun Liu was appointed to our board of directors effective February 27, 2009, and is entitled to receive annual compensation of RMB 50,000 for his services rendered as a director, as well as chairman of the compensation committee and member of the audit and nominating committees.

There were no stock or option awards issued to any directors and outstanding as of December 31, 2008.

Director Agreements

In connection with the appointments of Mr. Guoqing Yue, Mr. Elan Yaish, Mr. Yanlin Qu and Mr. Shengchun Liu to our board of directors, we entered into agreements with each of them as follows:

Under the agreement with Mr. Yue, Mr. Yue is entitled to receive annual compensation of $150,000 for his actual attendance and participation at all meetings of the board of directors, as well as expenses incurred in connection therewith. Mr. Yue’s annual compensation will be paid in cash. During his term as a director, Mr. Yue is included as an insured in our officers and directors insurance policy (“D&O Insurance”). In addition, we agreed to reimburse Mr. Yue for reasonable expenses incurred in connection with the performance of duties as a director and Chairman of the Board. The employment also contains restrictive covenants preventing the unauthorized use and/or disclosure by Mr. Yue of confidential information during or at any time after his term as a director.

Under the agreement with Mr. Yaish, in addition to duties as a director, he will serve as chairman of the audit committee as well as the audit committee financial expert, for annual compensation of $30,000. Mr. Yaish has also received options to purchase shares of the Company’s common stock pursuant to a non-statutory stock option agreement entered into between the Company and Mr. Yaish.  Mr. Yaish is included as an insured under our D&O Insurance policy, and the Company agreed to indemnify Mr. Yaish against any expense, liability, or loss paid or incurred in connection with any event relating to his directorship to which we also entered into an indemnification agreement with Mr. Yaish. During his directorship, Mr. Yaish agrees not to disclose confidential information without our consent and not to be engaged by our direct competitors for services to those that he provides to us.

Under the agreements with Mr. Qu and Mr. Liu, in addition to their duties as directors, they will each serve on the compensation committee and nominating committee, for annual compensation of 50,000 Renminbi. Additionally, Mr. Liu will serve as chairman of the compensation committee and Mr. Qu as chairman of the nominating committee. During their directorships, both Mr. Qu and Mr. Liu agree not to disclose confidential information without our consent and not to be engaged by our direct competitors for services to those that each of them provides to us.

Indemnification of Officers and Directors

The statutes, charter provisions, by-laws, contracts or other arrangements under which any of our controlling person, director or officer is or may be insured or indemnified against any liability which he may incur in that capacity, are as follows:

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

(4)           The Company has directors and officers insurance that insures our officers, directors or controlling persons against liabilities that may arise against them those capacities.

(5)      The Company is contractually obligated to indemnify one of its directors in connection with such director’s duties serving as our director pursuant to an indemnification agreement.

These indemnification provisions may be sufficiently broad to permit indemnification of the registrant's executive officers and directors for liabilities (including reimbursement of expenses incurred) arising under the Securities Act of 1933.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. No pending material litigation or proceeding involving our directors, executive officers, employees or other agents as to which indemnification is being sought exists, and we are not aware of any pending or threatened material litigation that may result in claims for indemnification by any of our directors or executive officers.

Insofar as indemnification for liabilities under the Securities Act may be permitted to directors, officers, or persons controlling the Company pursuant to the foregoing provisions, we have been informed that, in the opinion of the Commission, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plan

As of December 31, 2008, we had one equity compensation plan in effect. The Company’s 2006 Stock Option/Stock Issuance Plan was adopted on March 14, 2006, and under its terms, the approval by our shareholders was required within 12 months of its adoption date. As the plan was not approved by our shareholders within that time, no further issuance under the plan is permitted in accordance with its terms.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding our common stock beneficially owned on March 23, 2009, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.  Shares of common stock subject to options, warrants or convertible securities exercisable or convertible within 60 days of March 23, 2009 are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person. Percentages are determined based on 14,932,582 common shares issued and outstanding as of March 23, 2009. To the best of our knowledge, subject to community and martial property laws, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

	Number of Shares (2)		% of Class of Stock Outstanding
Name and Address of Beneficial Owner (1)	Common Stock	Preferred Stock (3)	Common Stock (4)	Preferred Stock
Guoqing Yue, Chairman of the Board of Directors (5)	8,000,000	-	53.57%	-
Hongwen Li, President and Director	1,092,038	400,000	7.31%	100%
Yvonne Zhang, Chief Financial Officer (6)	55,000	-	*	-
Huan Liu, Secretary	42,983	-	*	-
Elan Yaish, Director (7)	-	-	-	-
Yanlin Qu, Director (8)	-	-	-	-
Shengchun Liu, Director (9)	-	-	-	-
Heilongjiang Xing An Mining Development Group Co., Ltd. (5)	8,000,000	-	53.57%	-
Mingshu Gong (5)	8,000,000	-	53.57%	-
Yunjia Yue (5)	8,000,000	-	53.57%	-
Yunpeng Yue (5)	8,000,000	-	53.57%	-
All Directors and Executive Officers as a Group (7) persons	9,190,021	400,000	61.54%	100%

* Less than 1%

(1)	Unless otherwise indicated, the address of the named beneficial owners is: 17890 Castleton Street, Suite 112, City of Industry, California 91789.

(2)	Security ownership information for beneficial owners is taken from statements filed with the Securities and Exchange Commission pursuant to information made known by the Company.

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

(4)	Based on 14,932,582 shares of Common Stock and Preferred Stock outstanding as of March 23, 2009.

(5)
The address of these named beneficial owners is: No. 9 People Road, Jiagedaqi, Jiagedaqi District, Da Xing'an Mountain Region, Heilongjiang Province, PRC 165000. These named beneficial owners received shares of our common stock in connection with the acquisition of Xing An, which shares are held in escrow pursuant to an escrow agreement dated as of April 4, 2008, as security for these named beneficial owners’ indemnification obligations in connection with the acquisition transaction. Mingshu Guo, Yunjia Yue, Yunpeng Yue and Guoqing Yue are also all shareholders and directors of Heilongjiang Xing An Mining Development Group Co., Ltd. (“Xing An Mining”), and thus indirectly own the shares of our common stock issued to Xing An Mining. Therefore, the number of shares reported as beneficially owned by Mingshu Guo, Yunjia Yue, Yunpeng Yue and Guoqing Yue include the shares held by Xing An Mining.

(6)	Represents shares underlying stock options that are exercisable within 60 days of March 23, 2009

(7)	Elan Yaish’s address is: 515 Cedarwood Dr., Cedarhurst, NY 11516

(8)	Yanlin Qu’s address is: Suite #301, Unit 1, #6, A Shen He St., Nan Gang District, Harbin City, Heilongjiang Province, China

(9)	Shengchun Liu’s address is: #7 Xuan Qing St., Nan Gang District, Harbin City, Heilongjiang Province, China

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Advance from shareholder

At December 31, 2008, we owed our Chief Executive Officer $1,175,242 for short-term advances made to us to facilitate our operations.  Imputed interest expense is charged at 6% per annum on the amount due at balance sheet date. Total imputed interest included as additional paid-in capital amounted to $50,177 for the year ended December 31, 2008. The manner of settlement is in cash, and we anticipate repayment of the advances sometimes in 2009.

Notes payable to shareholders

As discussed elsewhere in this Annual Report, we completed the acquisition of Xing An in April 2008 and issued 8 million shares of our common stock and promissory notes totaling $30 million to the Xing An Shareholders, including Mr. Guoqing Yue, our Chairman of the Board. Under the terms of the promissory notes, 60% of the principal amount are payable six months after the closing of the acquisition, and the remaining balance on the first anniversary of the closing, provided that the entire balance would be due immediately if we complete a financing in excess of $30 million.  On October 15, 2008, pursuant to the terms of the promissory notes, we paid $18 million to the Xing An Shareholders. We anticipate repayment of the balance in April, 2009.

Director Independence

Based upon information submitted by Mr. Elan Yaish, Mr. Yanlin Qu and Mr. Shengchun Liu, our board of directors has determined that each of them is “independent” under the listing standards of NYSE Alternext US LLC (formerly the American Stock Exchange).

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

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2008 and December 31, 2007 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	December 31, 2008	December 31, 2007
(i) Audit Fees	$110,000	$160,000
(ii) Audit Related Fees
(iii) Tax Fees	-	-
(iv) All Other Fees
Total fees	$110,000	$160,000

Fees for audit services include fees associated with the annual audit and the review of documents filed with the Securities and Exchange Commission including quarterly reports on Form 10-Q and the Annual Report on Form 10-K. Audit-related fees principally included accounting consultation and information system control reviews.  Tax fees included tax compliance, tax advice and tax planning work.

PART IV

ITEM 15.   EXHIBITS

(1)           Financial Statements

The following consolidated financial statements of Songzai are included in Part II, Item 8 of this Report:

•	Report of Goldman Park Kurland Mohidin, LLP, Registered Independent Public Accounting Firm

•	Consolidated Balance Sheets at December 31, 2008 and 2007

•	Consolidated Statements of Income and Other Comprehensive Income for the Years Ended December 31, 2008 and 2007

•	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2008 and 2007

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2008 and 2007

•	Notes to Consolidated Financial Statements

(2)           Financial Statement Schedules

Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

(3)           Exhibits

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
Stock Purchase Agreement dated as of December 31, 2007 by and among Songzai, Heilongjiang Xing An Group Hong Yuan Coal Mining Co., Ltd. (“Hong Yuan”), Heilongjiang Xing An Group Sheng Yu Ming Co., Ltd. (“Sheng Yu”), and the holders of 100% of the equity interests of Hong Yuan and Sheng Yu (the “Xing An Shareholders”). (3)

3.1	Articles of Incorporation dated June 7, 2001. (4)

3.2	Certificate of Amendment to Articles of Incorporation dated October 23, 2003. (4)

3.3	Articles of Exchange among Harbin Yong Heng Ke Ji Fa Zhan You Xian Ze Reng Gong Si and Songzai International Holding Group, Inc. (5)

3.4	Certificates of Amendments to Articles of Incorporation, dated October 23, 2003. (5)

3.5	Certificate of Amendment to Articles of Incorporation dated July 16, 2004. (4)

3.6	Certificate of Designation, Preference and Rights of Convertible Preferred Stock dated January 9, 2006. (4)

3.7	Certificate of Change Pursuant to NRS 78.209 as filed with the Secretary of State of Nevada on January 7, 2008. (6)

3.8	Songzai’s Amended and Restated By-laws (12)

4.1	Form of the Promissory Note issued to the Xing An Shareholders (7)

4.2	Form of non-statutory stock option agreement with Yvonne Zhang (11)

4.3	Form of non-statutory stock option agreement with Elan Yaish (11)

10.1	Escrow Agreement dated as of April 4, 2008, by and among the Songzai, the Xing An Shareholders and U.S. Bank (7)

10.2	Trust Agreement dated as of April 4, 2008, by and among Songzai, the Xing An Shareholders and Anping Cang (7)

14	Code of Ethics (10)

21	List of subsidiaries (7)

23	Consent of John T. Boyd Company, independent geologists (12)

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer (12)

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer (12)

32.1	Section 906 Certification by the Corporation's Chief Executive Officer (12)

32.2	Section 906 Certification by the Corporation's Chief Financial Officer(12)

99.1	Coal Mining Right Permit issued by the Heilongjiang Province National Land and Resources Officer, dated December 31, 2005. (4)

99.2	Coal Mining Right Permit issued by the Heilongjiang Province Economy Committee, dated December 31, 2005. (4)

99.3	Safe Production Certificate issued by the Heilongjiang Coal Safety Inspection Bureau, dated February 16, 2006. (4)

99.4	Audited consolidated financial statements for the years ended December 31, 2008 and 2007, and accompanying notes to consolidated financial statements. (12)

99.5	Employment agreement between Songzai and Yvonne Zhang dated as of July 20, 2007. (7)

99.6	Form of amendment to employment agreement between Songzai and Yvonne Zhang (8)

99.7	Form of employment agreement between Songzai and Hongwen Li (9)

99.8	Form of director offer letter to Guoqing Yue (9)

99.9	Form of director offer letter to Elan Yaish (10)

99.10	Form of indemnification agreement with Elan Yaish (10)

99.11	Form of director offer letter to Yanlin Qu and Shengchun Liu (10)

(1)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed on January 2, 2004

(2)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed on April 8, 2004.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 7, 2008.

(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB filed on March 31, 2006.

(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A filed on May 14, 2004.

(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 10, 2008.

(7)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on April 10, 2008.

(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on June 10, 2008.

(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 19, 2008.

(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 5, 2009.

(11)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 13, 2009.

(12)	Filed herewith.

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONGZAI INTERNATIONAL HOLDING GROUP, INC. (Registrant)

Date: March 30, 2009	By:	/s/ Hongwen Li
Hongwen Li
Chief Executive Officer

Date: March 30, 2009	By:	/s/ Yvonne Zhang
Yvonne Zhang
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Guoqing Yue	Chairman of the Board of Directors	March 30, 2009
Guoqing Yue

/s/ Hongwen Li	Chief Executive Officer and Director	March 30, 2009
Hongwen Li

/s/ Yvonne Zhang	Chief Financial Officer	March 30, 2009
Yvonne Zhang

/s/ Elan Yaish	Director	March 30, 2009
Elan Yaish

/s/ Yanlin Qu	Director	March 30, 2009
Yanlin Qu

/s/ Shengchun Liu	Director	March 30, 2009
Shengchun Liu

INDEX TO CONSOLIDATED FINANCIAL INFORMATION

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Songzai International Holding Group, Inc.

We have audited the accompanying consolidated balance sheets of Songzai International Holding Group, Inc. and subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of income and other comprehensive income, stockholders' equity, and cash flows for the years ended December 31, 2008 and 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Songzai International Holding Group, Inc. and Subsidiaries as of December 31, 2008 and 2007 and the consolidated results of their operations and their consolidated cash flows for the year ended December 31, 2008 and 2007, in conformity with U.S. generally accepted accounting principles.

/S/ Goldman Parks Kurland Mohidin LLP
Goldman Parks Kurland Mohidin LLP
Encino, California
March 1, 2009

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

	2008	2007

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$16,744,741	$9,327,227
Restricted cash	212,901	-
Accounts receivable	-	3,509,445
Other receivables, deposits and prepayments	47,458	-
Inventory	29,662	502,984
Prepaid mining right, net	816,655	405,780
Advance to shareholder	-	753,982

Total current assets	17,851,417	14,499,418

NONCURRENT ASSETS
Prepaid mining right, net	22,680,091	9,097,484
Long term prepaid expense	27,311	-
Property and equipment, net	8,936,076	7,671,122
Construction in progress	97,313	-
Asset retirement cost, net	2,922,418	2,901,600

Total noncurrent assets	34,663,209	19,670,206

TOTAL ASSETS	$52,514,626	$34,169,624

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$270,325	$-
Unearned revenue	190,217	-
Accrued liabilities and other payables	497,549	225,348
Taxes payable	6,700,901	7,253,019
Advance from shareholder	1,175,242	-
Notes payable to shareholders	12,000,000	-

Total current liabilities	20,834,234	7,478,367

NONCURRENT LIABILITIES
Asset retirement obligation	3,974,356	3,577,759
Deferred tax liability, net	155,466	744,956

Total noncurrent liabilities	4,129,822	4,322,715

Total liabilities	24,964,056	11,801,082

CONTINGENCIES AND COMMITMENT

STOCKHOLDERS' EQUITY
Series A Preferred Stock ($0.001 par value, 8,000,000 shares authorized, 400,000 shares issued and outstanding)	400	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 14,932,582 and 8,000,000 shares issued and outstanding as of December 31, 2008 and December 31, 2007, respectively	14,932	8,000
Additional paid in capital	8,726,197	1,321,062
Statutory reserves	7,579,346	2,943,658
Accumulated other comprehensive income	3,624,946	1,405,103
Retained earnings	7,604,749	16,690,719

Total stockholders' equity	27,550,570	22,368,542

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$52,514,626	$34,169,624

The accompanying notes are an integral part of the consolidated financial statements.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

Net sales	$57,130,098	$34,580,611

Cost of goods sold	23,755,247	12,964,485

Gross profit	33,374,851	21,616,126

Operating expenses
Selling expenses	499,470	750,026
General and administrative expenses	2,198,910	639,865

Total operating expenses	2,698,380	1,389,891

Income from operations	30,676,471	20,226,235

Non-operating income (expenses)
Interest income	15,542	2,118
Interest expense	(203,498)	(134,511)
Other expenses, net	(57,431)	(203)

Total non-operating expenses	(245,387)	(132,596)

Income before income tax	30,431,084	20,093,639

Provision for income tax	7,145,936	6,631,364

Net income	23,285,148	13,462,275

Other comprehensive income
Foreign currency translation gain	2,219,843	1,118,284

Comprehensive Income	$25,504,991	$14,580,559

Basic weighted average shares outstanding	13,133,141	8,000,000

Diluted weighted average shares outstanding	13,429,316	8,000,000

Basic net earnings per share	$1.77	$1.68

Diluted net earnings per share	$1.73	$1.68

The accompanying notes are an integral part of the consolidated financial statements.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,285,148	$13,462,275
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,318,668	631,691
Accretion of interest on asset retirement obligation	153,321	134,512
Imputed interest expenses	50,177	-
Stock option compensation expense	471,979	-
Decrease in deferred tax asset	78,564	361,919
Increase in deferred tax liability	376,710	-
(Increase) decrease in current assets:
Accounts receivable	3,686,105	1,021,985
Advance to suppliers	52,059	-
Other receivables, deposits and prepayments	79,503	79,320
Inventory	537,532	(453,946)
Prepaid mining right	(12,112,245)	(6,242,120)
Increase (decrease) in current liabilities:
Accounts payable	(50,904)	(90,477)
Unearned revenue	(14,110)	(268,524)
Accrued liabilities and other payables	(251,156)	(365,433)
Taxes payable	(1,368,204)	2,748,056

Net cash provided by operating activities	16,293,147	11,019,258

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	(346)	-
Acquisition of property and equipment	(109,094)	(6,190,079)
Construction in progress	(96,720)	-
Cash acquired at purchase of business	7,204,465	-

Net cash provided by (used in) investing activities	6,998,305	(6,190,079)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan to shareholder	-	854,611
Repayment from shareholder	791,937	-
Advance from shareholder	248,035	-
Dividend paid	-	(2,159,719)
Repayment on notes payable to shareholders	(18,000,000)	-

Net cash used in financing activities	(16,960,028)	(1,305,108)

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	1,086,090	519,392

NET INCREASE IN CASH & CASH EQUIVALENTS	7,417,514	4,043,463

CASH & CASH EQUIVALENTS, BEGINNING OF YEAR	9,327,227	5,283,764

CASH & CASH EQUIVALENTS, END OF YEAR	$16,744,741	$9,327,227

Supplemental Cash flow data:
Income tax paid	$7,502,216	$3,546,181
Interest paid	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Series A Preferred stock		Common stock
	Shares	Amount	Shares	Amount	Paid in capital	Statutory reserves	Other comprehensive income	Retained earnings	Total

Balance at December 31, 2006	-	$-	8,000,000	$8,000	$1,321,062	$1,846,933	$286,819	$4,325,169	$7,787,983

Net income for the year	-	-	-	-	-	-	-	13,462,275	13,462,275

Transfer to statutory reserves	-	-	-	-	-	1,096,725	-	-1,096,725	-

Foreign currency translation gain	-	-	-	-	-	-	1,118,284	-	1,118,284

Balance at December 31, 2007	-	-	8,000,000	8,000	1,321,062	2,943,658	1,405,103	16,690,719	22,368,542

Recapitalization on reverse acquisition with Xing An coal mines	400,000	400	6,932,582	6,932	6,882,979	2,264,570	-	-	9,154,881

Net income for the year	-	-	-	-	-	-	-	23,285,148	23,285,148

Stock options issued to employee	-	-	-	-	471,979	-	-	-	471,979

Imputed interest on advances from a stockholder	-	-	-	-	50,177	-	-	-	50,177

Cash consideration payable to selling shareholders	-	-	-	-	-	-	-	-30,000,000	-30,000,000

Transfer to statutory reserves	-	-	-	-	-	2,371,118	-	-2,371,118	-

Foreign currency translation gain	-	-	-	-	-	-	2,219,843	-	2,219,843

Balance at December 31, 2008	400,000	$400	14,932,582	$14,932	$8,726,197	$7,579,346	$3,624,946	$7,604,749	$27,550,570

The accompanying notes are an integral part of the consolidated financial statements.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Songzai International Holding Group, Inc. (“Songzai” or the “Company”) was incorporated in Nevada on June 7, 2001.  The Company is engaged in coal production by exploring, assembling, assessing, permitting, developing and mining coal properties in the People’s Republic of China (the “PRC”). After obtaining permits from the Heilongjiang Province National Land and Resources Administration Bureau and Heilongjiang Economic and Trade Commission, the Company extracts coal from properties it has the right to mine, and sells most of the coal on a per ton basis for cash on delivery, primarily to power plants, cement factories, wholesalers and individuals for home heating.

On September 23, 2004, the Company acquired a 75% interest in Heilongjiang Tong Gong Kuang Ye You Xian Gong Si (“Tong Gong”), which owns the mining rights to a coal mine located near Heihe City in the Heilongjiang Province in exchange for 400,000 shares of its convertible preferred stock which, at the time of issuance, were convertible into 40,000,000 shares of common stock. (The conversion ratio was amended to 1:10 on December 19, 2006, such that the 400,000 shares of convertible preferred stock are now convertible into 4,000,000 shares of common stock.)  Additionally, Harbin Green Ring Biological Degradation Products Developing Co., Ltd. (“Harbin Green”), which owns the remaining 25% of Tong Gong, assigned and transferred the beneficial interests to that 25% to the Company.  As a result, the Company beneficially owns 100% of Tong Gong.

On December 31, 2007, the Company entered into a Stock Purchase Agreement (the “Agreement”) to acquire two PRC mining companies under common ownership: Heilongjiang Xing An Group Hong Yuan Coal Mine Co., Ltd. (“Hong Yuan”) and Heilongjiang Xing An Group Sheng Yu Mining Co., Ltd. (“Sheng Yu”, and with Hong Yuan sometimes collectively as “Xing An”) for an aggregate purchase price of thirty million dollars and 80,000,000 shares (pre-reverse stock split of 10-to-1 effective on January 07, 2008) of the Company's common stock  This acquisition transaction was completed on April 4, 2008, as a result of which the Selling Shareholders now collectively own 53% of the combined company.  For accounting purposes, the transaction was accounted for as a reverse acquisition of the Company by Xing An.

Because current PRC regulations restrict foreign ownership of any mining-related company to a maximum of 90% of such company’s equity interest, the Company acquired 90% of the registered capital, representing 90% of the outstanding equity interests, of each of Hong Yuan and Sheng Yu from their owners (the “Selling Shareholders”). Concurrently with the acquisition, the Selling Shareholders placed the beneficial interests to the remaining 10% equity interests of Xing An in trust for the benefit of the Company pursuant to a Trust Agreement. Under the terms of the Trust Agreement, all rights attached to the 10% equity interests are to be exercised by the trustee at the direction, and for the sole benefit, of the Company. Transfer of the 10% equity interests to the Company shall occur at such time as permitted under applicable PRC regulations. At such time that the trust is deemed to violate applicable PRC regulations or can no longer achieve its intended purpose, the trust shall terminate, and the 10% equity interests shall revert back to the Selling Shareholders.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of Songzai and its subsidiaries, Tong Gong and Xing An. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

In preparing financial statements in conformity with United States Generally Accepted Accounting Principles (US GAAP), management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting year. Significant estimates, required by management, include the recoverability of long-lived assets, allowance for doubtful accounts, and the reserve for obsolete and slow-moving inventories. Actual results could differ from those estimates.

Cash and Cash Equivalents

For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2008 and December 31, 2007, the Company had restricted cash of $212,901 and $0, respectively, in the bank pledged for coal mine safety production that is required by the Heilongjiang Board for Overseeing Safety Production.

Accounts Receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.

Inventories

Inventories consist of coal extracted from the ground that is available for delivery to customers, as well as extracted coal which has been removed from the ground but not yet processed through a wash plant. Coal inventories are valued at the lower of average cost or market, cost being determined on a first in, first out method, and include labor costs and all expenditures directly related to the removal of coal.

Prepaid Mining Right

Prepaid mining right is the amount paid to extract a certain amount of coal underlying the mining rights of the Company.  Prepaid mining right is expensed based on actual production volume during the period. See additional discussion in Note 6, “Prepaid Mining Right.”

Asset Retirement Cost and Obligation

The Company uses Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations. This Statement generally requires that the Company’s legal obligations associated with the retirement of long-lived assets are recognized at fair value at the time the obligations are incurred. Obligations are incurred at the time development of a mine commences for underground mines or construction begins for support facilities, refuse areas and slurry ponds. The obligation’s fair value is determined using discounted cash flow techniques and is accreted over time to its expected settlement value. Upon initial recognition of a liability, a corresponding amount is capitalized as part of the carrying amount of the related long-lived asset. Amortization of the related asset is recorded on a straight line basis over the estimated useful lives of the fixed amount of coals that we are entitled to extract. Xing An has voluntarily applied to Daxinganling District Environment Protection Bureau for the asset retirement obligation and is obligated to account for land subsidence, restoration, rehabilitation and environmental protection at a rate of RMB 1 per tonne based on total reserves at the end of the useful lives of the mines. Tong Gong did not incur and does not anticipate incurring any material dismantlement, restoration and abandonment costs given the nature of its producing activities and the current PRC regulations surrounding such activities. See additional discussion in Note 11, “Asset Retirement Cost and Obligations.”

Environmental Costs

The PRC has adopted extensive environmental laws and regulations that affect the operations of the coal mining industry. The outcome of environmental liabilities under proposed or future environmental legislation cannot be reasonably estimated at present, and could be material. Under existing legislation, however, Company management believes that there are no probable liabilities that will have a material adverse effect on the financial position of the Company.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Costs of mine development, expansion of the capacity of or extending the life of our mine are capitalized and principally amortized using the units-of-production method over the actual tonnes of coals produced directly benefiting from the capital expenditure. Mobile mining equipment and other fixed assets are stated at cost and depreciated on a straight-line basis over the estimated useful lives ranging from 10 to 15 years. Leasehold improvements are amortized over their estimated useful lives or the term of the lease, whichever is shorter. Major repairs and betterments that significantly extend original useful lives or improve productivity are capitalized and depreciated over the period benefited. Maintenance and repairs are generally expensed as incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations.

The estimated useful lives for each category of the fixed assets are as follows:

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

Based on updated geological reports and new estimated production volume, the estimated useful life of mining structures is 10 to 12 years.

Impairment of Long-Lived Assets

Long-lived assets, which include property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of December 31, 2008 and December 31, 2007, there were no impairments of its long-lived assets.

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

Revenue Recognition

The Company's revenue recognition policies are in compliance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin (“SAB”) 104. Coal sales revenues include sales to customers of coal produced at Company operations and coal purchased from other coal mining companies. Sales revenue is recognized when a formal arrangement exists, which is generally represented by a contract between the Company and the buyer; the price is fixed or determinable; title has passed to the buyer, which generally is at the time of delivery; no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as unearned revenue.

Sales revenue represents the invoiced value of coal, net of value-added tax (“VAT”). All of the Company’s coal that is sold in the PRC is subject to Chinese value-added tax of 13% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing the finished product. The Company recorded VAT payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government.

Cost of Goods Sold

Cost of goods sold consists primarily of amortization of the mining right, direct material, direct labor, depreciation of mining preparation plants such as the underground tunnel and the major mine well and related expenses, which are directly attributable to the production of coals. Write-down of inventory to lower of cost or market is also recorded in cost of goods sold.

Resource Compensation Fees

In accordance with the relevant regulations, a company that is engaged in coal production business is required to pay a fee to the Heilongjiang Province National Land and Resources Administration Bureau as the compensation for the depletion of coal resources. Tong Gong is required to pay mineral resource compensation fees at a rate of RMB 3 per tonne for its total production during the year; Xing An is required to pay resource compensation fees at 1% of its total sales.  The Company expenses such costs when incurred.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of other receivables. The Company does not require collateral or other security to support these receivables. The Company conducts periodic reviews of its customers' financial condition and customer payment practices to minimize collection risk on other receivables.

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

Basic and Diluted Earnings per Share (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares, warrants and stock options had been issued and if the additional common shares were dilutive. Diluted net earnings per share are based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. The following table presents a reconciliation of basic and diluted earnings per share:

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007
Net income	$23,285,148	$13,462,275

Weighted average shares outstanding - basic	13,133,141	8,000,000
Effect of dilutive securities:
Series “A” preferred stock	296,175	-
Unexercised warrants	-	-
Weighted average shares
outstanding - diluted	13,429,316	8,000,000

Earnings per share – basic	$1.77	$1.68
Earnings per share – diluted	$1.73	$1.68

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires the Company disclose estimated fair values of financial instruments.  The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Fair value of financial instruments is made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair values.

The carrying value of cash and cash equivalents, accounts payable and accrued liabilities approximate their fair value because of the short-term nature of these instruments. The Company places its cash and cash equivalents with what it believes to be high credit quality financial institutions. All of the Company’s customer bases are in the PRC. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

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

Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated other comprehensive income". Gains and losses resulting from foreign currency transactions are included in income. There has been no significant fluctuation in the exchange rate for the conversion of RMB to USD after the balance sheet date.

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

The fluctuation of the exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the People’s Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People’s Bank of China.

The Company uses SFAS No. 130 “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the years ended December 31, 2008 and 2007 consisted of net income and foreign currency translation adjustments.

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123.” The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the manner of presentation in the current year.

New Accounting Pronouncements

Employer’s Disclosures about Postretirement Benefit Plan Assets

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 applies to an employer that is subject to the disclosure requirements of SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“SFAS 132R”) and amends SFAS 132R to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by FSP FAS 132(R)-1 shall be provided for fiscal years ending after December 15, 2009. Earlier application is permitted. The Company does not expect the adoption of FSP FAS 132(R)-1 to have a material impact on its financial statements.

Accounting for Defensive Intangible Assets

In November 2008, the FASB issued EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets” (“EITF 08-7”). EITF 08-7 applies to all acquired intangible assets in situations in which the acquirer does not intend to actively use the asset but intends to hold the asset to prevent its competitors from obtaining access to the asset (a defensive intangible asset). Defensive intangible assets could include assets that the acquirer will never actively use, as well as assets that will be used by the acquirer during a transition period when the intention of the acquirer is to discontinue the use of those assets. EITF 08-7 concluded that a defensive intangible asset should be accounted for as a separate unit of accounting and should be amortized over the period that the defensive intangible asset directly or indirectly contributes to the future cash flows of the entity. EITF 08-7 is effective prospectively for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application is not permitted.

Accounting for Financial Guarantee Insurance Contracts

In May 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.”  The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement will not have an impact on the Company’s financial statements.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy).  This Statement will not have an impact on the Company’s financial statements.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), and requires additional disclosures. The objective of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (R), “Business Combinations” (“SFAS 141(R)”), and other accounting principles generally accepted in the United States of America. FSP FAS 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance for determining the useful life of intangible assets shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements apply prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Early adoption is prohibited. The Company does not expect the adoption of FSP FAS 142-3 to have a material impact on its financial statements.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133.”  This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its financial statements.

Fair Value Measurements

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures.  The three levels are defined as follow:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

As of December 31, 2008, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company expects SFAS 160 will have an impact on accounting for business combinations once adopted but the effect is dependent upon future acquisitions at that time.

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

SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, since the Company is a calendar year-end company and will continue to record and disclose business combinations following existing GAAP until January 1, 2009. The Company expects SFAS 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon future acquisitions at that time.

Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed.  EITF 07-03 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of FSP EITF 07-3 to have a material impact on its financial statements.

3. INVENTORY

Inventory at December 31, 2008 and December 31, 2007 consisted of coal and materials needed for coal extraction.

4. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at December 31, 2008 and December 31, 2007:

	2008	2007
Building	$2,242,922	$1,925,671
Mining structure	4,434,412	3,440,002
Production equipment	3,050,539	2,492,049
Office equipment	27,080	-
Vehicles	31,112	14,394
	9,786,065	7,872,116
Less: Accumulated depreciation	(849,989)	(200,994)
	$8,936,076	$7,671,122

Depreciation expense for 2008 and 2007 was approximately $649,000 and $100,100, respectively.

5. OTHER RECIEVABLES, DEPOSITS AND PREPAYMENTS

Other receivables represented advances to employees for traveling and other business related expenses. Deposits mainly represented deposits to the government for certain mining certificates issued by the specific PRC Authorities. Prepayments represented payments made for working supplies and utilities.

6. PREPAID MINING RIGHT

Prepaid mining right represented the amount the Company paid to extract a certain amount of coal from the coal mines to which the Company has mining right. The price is determined by the local mining bureau from which the Company acquired its mining right, based in part on market price set by the Heilongjiang Department of Land and Resources and in part on negotiations with the local mining bureau. The price is established at the time of payment, regardless of when production of the underlying coal occurs. The price for Tong Gong is RMB 8 per tonne for 2008 and RMB 3.09 per tonne for 2005 through 2007; the price for Xing An is RMB 9 per tonne for 2008, RMB 6 per tonne for 2006 and 2007, and RMB 4 per tonne for 2005. For the mining right granted prior to September 1, 2006, the Company is generally required to pay the full amount of its mining right within five years from the date such right is granted unless specific good cause exists for extension. Effective September 1, 2006, under the authority of the Heilongjiang Geology and Mineral Exploration Office, the Company has ten years to fully pay for the mining right granted on or after such date.

If the Company decides to cease mining at a particular property, and the Company has already extracted all the coals underlying the prepaid mining right, the government will then take back that coal mine.  If the Company decides to cease mining but has not extracted all coal underlying the prepaid mining right, while the Company will not be entitled to a refund of the corresponding prepaid mining right from the government, the Company can sell such unused prepaid mining right to a third party.

The following table illustrates the grand date of the mining right and corresponding due date for the payment:

Grand date of the mining right		Tonnes granted		Due date for the payment of mining right
Xing An	Tong Gong	Xing An	Tong Gong	Xing An	Tong Gong
	12/30/2004		4,649,700		12/30/2009
4/1/2005		816,300		12/30/2010
10/15/2005		13,520,700		9/30/2010
3/1/2007		5,444,800		3/1/2017
	9/30/2007		1,500,000		9/30/2017
Total		19,781,800	6,149,700

* Grant date is the date that the reserves appraisal report by government authorized mining engineers is filed with Heilongjiang Department of Land and Resources and the Company is approved for the total tonnes of coals that it is entitled to acquire based on the reserves appraisal report.

The Company’s prepaid mining right consisted of the following at December 31, 2008 and December 31, 2007, respectively.  Prepaid mining right that will be expensed for expected production for the following year is classified as current portion of the mining right:

	December 31, 2008			December 31, 2007

	Xing An	Tong Gong	Total
Prepaid mining right	$21,676,517	$3,511,544	$25,188,061	$10,439,273
Less: Amortized portion	(1,434,016)	(257,299)	(1,691,315)	(936,009)
Prepaid mining right, net	20,242,501	3,254,245	23,496,746	9,503,264
Current	$658,416	$158,239	$816,655	$405,780
Noncurrent	$19,584,085	$3,096,006	$22,680,091	$9,097,484

As of December 31, 2008, the total quantity of coal that the Company is entitled to extract under the mining right of Xing An and Tong Gong is 25,931,500 tonnes.  The Company paid for 25,165,295 tonnes and is committed to pay for 766,205 tonnes of coal at RMB 8 ($1.17) per tonne for the total of $893,664 at December 31, 2008.  The arrangement for prepayment of the mining right has been accounted for similar to a royalty agreement as neither the payment terms nor the price per tonne is fixed. The Company expenses the tonnes of coal extracted during the period multiplied by the price per tonne that has been paid at based on a first in first out method, charging the amount to cost of good sold with a corresponding credit to prepaid mining right.

7. CONSTRUCTION IN PROGRESS

Construction in progress mainly consisted of the construction of the training room and public shower room for employees and miners of Tong Gong coal mine.

8. RELATED PARTY TRANSACTIONS

Advance to related party

Advance to related party represented advances of $753,982 to the Company’s principal shareholder (Heilongjiang Xing An Mining Development Group Co., Ltd) in 2007, which was repaid during the first quarter of 2008.

Lease from shareholder

Xing An leases offices and certain office equipments under long-term leases from a principal shareholder with monthly payments of approximately $1,800 (RMB 12,500). The operating leases provide that Xing An pays certain operating expenses applicable to the leased premises.

Advance from shareholder

The Company owed a shareholder $1,175,242 for short-term advances at December 31, 2008. Imputed interest expense is charged at 6% per annum on the amount due at the balance sheet date. Total imputed interest included as additional paid-in capital amounted to $50,177 and $0 for the years ended December 31, 2008 and 2007, respectively.

Notes payable to shareholders

In connection with the acquisition of Xing An, Songzai issued 8 million shares of its common stock and promissory notes totaling $30 million to the Selling Shareholders. Under the terms of the promissory notes, 60% of the principal amount of the promissory notes was payable six months after the closing of the acquisition, and the remaining balance is payable on the first anniversary of the closing, provided that the entire balance will be due immediately if the Company receives financing in excess of $30 million.  The Company repaid $18 million to the Selling Shareholders on October 15, 2008.

9. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at December 31, 2008 and December 31, 2007, respectively:

	2008	2007
Accrued liabilities	$42,181	$23,493
Other payables	431,472	162,390
Other government levies	23,896	39,465
Total	$497,549	$225,348

Accrued liabilities mainly represented accrued utility expenses. Other payables mainly consisted of payroll, welfare payable, employee education and labor union outlays. Other government levies included the fees Xian An was required to pay for Anti-flood and Education surcharge tax. Tong gong was granted by government for the exemption for such levies.

10. TAX PAYABLE

Tax payable consisted of the following at December 31, 2008 and December 31, 2007, respectively:

	2008	2007
Income tax payable	$6,054,110	$6,353,145
Value added tax payable	574,966	773,168
Resource tax payable	47,208	65,511
Urban maintenance and construction tax payable	23,211	61,195
Other taxes	1,406	-
	$6,700,901	$7,253,019

11. ASSET RETIREMENT COST AND OBLIGATION

Xing An has voluntarily applied to Daxinganling District Environment Protection Bureau for asset retirement obligation for the purpose of getting a tax deduction and is obligated to account for land subsidence, restoration, rehabilitation and environmental protection at a rate of RMB 1 per tonne for total reserves at the end of the useful lives of the mines.  These activities include reclaiming the pit, sealing portals at underground mines, and reclaiming and vegetating refuse areas.

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

The following tables describe the changes to the Company’s asset retirement cost and obligation:

Asset Retirement Cost at December 31, 2008 and December 31, 2007 was:

	2008	2007
Asset retirement cost	$3,489,454	$3,269,409
Less: Accumulated amortization	(567,036)	(367,809)
	$2,922,418	$2,901,600

Amortization expense for asset retirement cost for the years ended December 31, 2008 and 2007 was approximately $172,000 and $156,000, respectively.

Asset Retirement Obligation activity for the years ended December 31, 2008 and 2007 was:

	2008	2007
Balance at January 1	$3,577,759	$3,213,087
Accretion expense	153,321	134,512
Foreign currency translation gain	243,276	230,160
Ending balance	$3,974,356	$3,577,759

12. DEFFERED TAX ASSET (LIABILITY), NET

Deferred tax asset represented differences between the tax bases and book bases of property and equipment, amortization expense and accretion expense on asset retirement cost and obligation.

Deferred tax liability consisted of tax deductible safety and maintenance expenses for the coal produced to be incurred in the future. It is deductible for tax purposes at a predetermined rate per tonne of coal produced per year.  For financial reporting purposes, this has been recorded as an appropriation of retained earnings. As defined under US GAAP, a liability for safety and maintenance expenses does not exist at the balance sheet date because there is no present obligation to transfer assets or to provide services as a result of any past transaction (see Note 14 – Statutory Reserves).

At December 31, 2008 and December 31, 2007, deferred tax asset (liability) consisted of the following:

	2008	2007
Deferred tax asset for property and equipment	$1,194,462	$-
Deferred tax liability for reserve for safety and maintenance	(1,349,928)	(744,956)
Net Deferred tax asset (liability)	$(155,466)	$(744,956)

13. INCOME TAXES

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Songzai was incorporated in the United States and has incurred net operating loss for income tax purposes.  Songzai has net operating loss carry forwards for income taxes amounting to approximately $2,742,000 at December 31, 2008 which may be available to reduce future years’ taxable income as NOL can be carried forward up to 20 years from the year the loss is incurred. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance has been provided.

Tong Gong is a Sino-foreign joint venture enterprise formed in the PRC that is subject to PRC income tax computed according to the relevant laws and regulations in the PRC. According to the PRC government local tax bureau, Tong Gong was entitled to full income tax relief for the first two years commencing on January 2005 and 15% for the subsequent three years from 2007 to 2009.  Effective January 1, 2008, the PRC government implemented new reformed income tax rates with a maximum of 25%.  Tong Gong was granted by the tax bureau that starting from January 1, 2008, Tong Gong is subject to 12.5% income tax rate for 2008 and 2009, and 25% for the years thereafter.  Net income for the Company for the year ended December 31, 2008 would have been lower by approximately $1,030,000 or $0.08 basic earnings per share as a result of reverse merger with Xing An if Tong Gong had not enjoyed a 50% rate deduction in 2008.

Xing An is governed by the Income Tax Law of the PRC concerning private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriated tax adjustments.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31, 2008 and 2007:

	2008	2007
US statutory rates	34.0%	34.0%
Tax rate difference	(8.6%)	(1.0%)
Effect of tax holiday	(3.1%)	-
Valuation allowance	1.2%	-
Tax per financial statements	23.5%	33.0%

14. MAJOR CUSTOMERS AND VENDORS

Six customers accounted for 28%, 12%, 11%, 11%, 11% and 10% of the Company’s total sales for the year ended December 31, 2008, respectively. Three customers accounted for 50%, 24% and 24% of the Company’s total sales for the year ended December 31, 2007, respectively.  At December 31, 2008 and 2007, the total receivable balance due from these customers was $0 and $3,509,445, respectively.

There were no major vendors for the Company for the years ended December 31, 2008 or 2007.

15. STATUTORY RESERVES

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

Common welfare fund

Common welfare fund is a voluntary fund that the Company can elect to transfer 5% to 10% of its net income, as determined under PRC accounting rules and regulations, to this fund.  The Company did not make any contribution to this fund for the year ended December 31, 2008 and the year ended December 31, 2007.

This fund can only be utilized on capital items for the collective benefit of the Company’s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation.

Non-Surplus reserve fund (Safety and Maintenance)

According to ruling No. 119 (2004) issued on May 21, 2004, and amended ruling No. 168 (2005) on April 8, 2005 by the PRC Ministry of Finance regarding “Accrual and Utilization of Coal Production Safety Expense” and “Criterion on Coal Mine Maintenance and Improvement”, the Company is required to accrue safety and maintenance expenses monthly to the cost of production. The amount of the accrual is determined based on management’s best estimates within the unit price range provided by Ministry of Finance of PRC. Currently, Xing An accrues at RMB 8.7 per tonne for safety expense and RMB 3 per tonne for maintenance for the quantity of coal produced; and Tong Gong accrues at RMB 6 per tonne for safety expense and RMB 8.7 per tonne for maintenance for the quantity of coal produced. As defined under US GAAP, a liability for safety and maintenance expenses does not exist at the balance sheet date because there is no present obligation to transfer assets or to provide services as a result of any past transactions. Therefore, for financial reporting purposes, this reserve has been recorded as an appropriation of retained earnings.

The following table reconciles the statutory reserves at December 31, 2008 and 2007, respectively:

	2008			2007
	Xing An	Tong Gong	Total
Statutory surplus reserve	$873,974	$1,786,347	$2,660,321	$1,415,537
Safety and Maintenance reserve	3,321,862	1,597,163	4,919,025	1,528,121
Total statutory reserves	$4,195,836	$3,383,510	$7,579,346	$2,943,658

16. STOCK-BASED COMPENSATION PLAN

On June 9, 2008, the Company granted options to an employee under the Company’s 2006 stock option plan to purchase up to 55,000 shares of the Company’s common stock at an exercise price of $9.35 per share for a period of 5 years. The options vested and became exercisable immediately upon their issuance. The options were terminated in March 10, 2008 and replaced by same number of options with exercise price of $5.36 per share for a period of 5 years under the Company’s 2009 stock option plan, the replaced options vested and became exercisable immediately upon their issuance.

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

The options vested upon the issuance and have a life of 5 years, with volatility of 100%, risk free interest rate of 3.76%, and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options.

The following table summarizes activities of these options for the year ended December 31, 2008:

	Number of Shares	Average Exercise Price per Share	Weighed Average Remaining Contractual Term in Years
Outstanding at December 31, 2007	-	$-	-
Exercisable at December 31, 2007	-
Granted	55,000	$9.35	5.00
Exercised	-
Outstanding at December 31, 2008	55,000	$9.35	4.44

The weighted-average grant date fair value of stock options granted to employee for the year ended December 31, 2008 was $8.58 per share. The Company recorded $471,979 of compensation expense for employee stock options during the year ended December 31, 2008.  There were no options exercised during the year ended December 31, 2008.

17. CONTINGENCIES AND COMMITMENTS

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

For mining rights granted to the Company prior to September 1, 2006, the Company is required to pay for all of the coal underlying such mining rights within five years from the date such mining rights are approved by the Heilongjiang National Land Resource Office unless specific good cause exists for extension.  For mining rights granted on or after September 1, 2006, full payment is required within ten years. The Company’s operations may be suspended if it is not able to make full payments within such periods.

The Company leases its principal executive office in the United States, which headquarters some of administrative staff and oversees our operations in the PRC. The lease agreement for this office is from September 1, 2008 to August 31, 2011, for annual rent of $57,516, and the Company has the option to renew this lease.

The Company leases the office for Xing An in Jiagedaqi City and certain office equipments under long-term lease agreements expiring at July 30, 2015. The operating lease agreements provide that the Company pays certain operating expenses applicable to the leased premises. Rental expense for the years ended December 31, 2008 and 2007 was approximately $21,500 and $21,000.

As of December 31, 2008, the future minimum annual lease payments required under the operating leases are as follows:

Year Ending December 31,

2009	$79,016
2010	79,016
2011	79,016
2012	21,500
2013	21,500
Thereafter	34,000
Total future lease payments	$314,048

18. REVERSE ACQUISITION

On April 4, 2008, the Company completed the acquisition of 90% of Xing An pursuant to the Agreement for an aggregate purchase price of thirty million dollars and 80,000,000 shares (pre 10-to-1 reverse stock split effected on January 07, 2008) of the Company's common stock. The beneficial interests to the remaining 10% of Xing An were placed in trust by the Selling Shareholders for the benefit of the Company because current PRC regulations restrict foreign ownership of any mining-related company to a maximum of 90% of such company’s equity interest. As a result of the acquisition, the Selling Shareholders now collectively own 53% of the combined company. For accounting purposes, the acquisition of Xing An by Songzai is accounted for as a reverse acquisition of Songzai by Xing An.

The operating results of Xing An for the year ended December 31, 2008 and Songzai for the nine months ended December 31, 2008 are included in the accompanying consolidated statements of operations from the acquisition date.  For convenience of reporting the acquisition for accounting purposes, April 1, 2008 was designated as the acquisition date.

The following table summarizes the fair values of the assets acquired and liabilities assumed of Songzai, at the date of acquisition. The total purchase consideration for Songzai is determined based on the average stock price of Songzai two days before and two days after the Agreement date, net of cash consideration of $30,000,000 payable to Selling Shareholders. The cash consideration of $30,000,000 has been treated as dividend payable to the Selling Shareholders and has been recorded as a charge to retained earnings. The fair value of the net assets acquired exceeded the total consideration for the acquisition by $3,819,077. The excess (negative goodwill) was allocated on a pro rata basis to long-lived assets.

Cash	$7,204,465
Restricted cash	206,969
Advance to suppliers	51,002
Other receivables	150,693
Inventory	37,870
Prepaid mining right	1,562,426
Property and equipment	1,094,324
Deferred tax asset	1,273,026
Accounts payable	(317,115)
Tax payable	(342,211)
Advances from shareholder	(900,184)
Other current liabilities	(696,394)
Deferred tax liability	(169,990)
Purchase price	$9,154,881

The following unaudited pro forma consolidated results of continuing operations for Xing An and Songzai for the years ended December 31, 2008 and 2007 presents the operations of Xing An and Songzai as if the acquisitions occurred on January 1, 2008 and 2007, respectively.  The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisitions been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

For the years ended December 31, 2008 and 2007	Pro forma	Pro forma
	Consolidated 2008	Consolidated 2007

Net revenue	$61,263,067	$46,931,777

Cost of revenue	25,456,179	18,176,527

Gross profit	35,806,887	28,755,250

Total operating expenses	2,964,044	2,949,239

Income from operations	32,842,843	25,806,011

Total non-operating expenses, net	(252,922)	(182,019)

Income before income tax	32,589,921	25,623,992

Income tax	7,230,366	7,543,409

Net income	$25,359,555	$18,080,583

Basic weighted average shares outstanding	14,932,582	14,932,582
Diluted weighted average shares outstanding	15,332,582	15,332,582

Basic net earnings per share	$1.70	$1.21
Diluted net earnings per share	$1.65	$1.18

19. US PARENT COMPANY ONLY FINANCIAL STATEMENTS

BALANCE SHEETS	2008	2007
ASSETS

Cash	$36,918	$23,836

Investment in subsidiaries	34,194,780	4,009,662

TOTAL ASSETS	$34,231,698	$4,033,498

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$129,500	$99,082
Due to subsidiary	-	79,258
Advance from shareholder	1,482,140	636,465

Total current liabilities	1,611,640	814,805

STOCKHOLDERS' EQUITY:
Series A Preferred Stock ($0.001 par value, 8,000,000 shares authorized, 400,000 shares issued and outstanding)	400	400
Common stock ($0.001 par value, 100,000,000 shares authorized, 14,932,582 and 6,932,000 shares issued and outstanding as of December 31, 2008 and December 31, 2007, respectively)	14,932	6,932
Additional paid-in capital	35,346,858	4,638,037
Retained earnings	(2,742,132)	(1,426,676)

Total stockholders' equity	32,620,058	3,218,693

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$34,231,698	$4,033,498

STATEMENTS OF OPERATIONS	2008	2007

Net Revenue	$-	$-

Cost of Revenue	-	-

Gross profit	-	-

Operating expenses
Selling expenses	-	-
General and administrative expenses	1,255,732	522,927
Total operating expenses	1,255,732	522,927

Loss from operations	(1,255,732)	(522,927)

Interest expense	(59,724)	(27,017)

Total non-operating expense	(59,724)	(27,012)

Net loss	$(1,315,456)	$(549,944)

STATEMENTS OF CASH FLOWS	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,315,456)	$(549,944)
Adjustments to reconcile net loss to net cash
used in operating activities:
Imputed interest expenses	59,724	27,017
Stock option compensation expense	471,979	-
Increase (decrease) in current liabilities:
Accounts payable	30,418	91,082
Accrued liabilities and other payables	-	(120,326)
Net cash used in operating activities	(753,335)	(552,171)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to subsidiary	-	13,493
Due to shareholder	766,417	532,230
(Decrease) increase in note payable	-	(47,077)
Net cash provided by financing activities	766,417	498,646

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	13,082	(53,525)

CASH & CASH EQUIVALENTS, BEGINNING OF YEAR	23,836	77,361

CASH & CASH EQUIVALENTS, END OF YEAR	$36,918	$23,836

Investment in subsidiaries represented investment in wholly owned Tong Gong coal mine and Xing An coal mines located in the PRC. Operating expenses mainly consisted of office rent, audit, legal, and consulting expenses in connection with the Company being public in US and stock based compensation.

On June 9, 2008, the Company granted options to an employee under the Company’s 2006 stock option plan to purchase up to 55,000 shares of the Company’s common stock at an exercise price of $9.35 per share for a period of 5 years. The options vested and became exercisable immediately upon their issuance. The options were terminated in March 10, 2008 and replaced by same number of options with exercise price of $5.36 per share for a period of 5 years under the Company’s 2009 stock option plan, the replaced options vested and became exercisable immediately upon their issuance.