Form 10-Q
period 2009-03-31
SONGZAI INTERNATIONAL HOLDING GROUP INC
filed 2009-05-14
CIK 1145761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of May 13, 2009, the Registrant had 14,932,582 shares of common stock outstanding.

SONGZAI INTERNATIONAL HOLDING GROUP INC.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SONGZAI INTERNATIONAL HOLDING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of March 31, 2009	As of December 31, 2008

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$31,378,256	$16,744,741
Restricted cash	212,861	212,901
Accounts receivable	1,259,745	-
Other receivables, deposits and prepayments	199,747	47,458
Inventory	1,563,958	29,662
Prepaid mining right, net	816,498	816,655

Total current assets	35,431,065	17,851,417

NONCURRENT ASSETS
Prepaid mining right, net	22,399,476	22,680,091
Long term prepaid expense	13,654	27,311
Property and equipment, net	8,664,940	8,936,076
Construction in progress	108,266	97,313
Asset retirement cost, net	2,878,253	2,922,418

Total noncurrent assets	34,064,589	34,663,209

TOTAL ASSETS	$69,495,654	$52,514,626

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$289,965	$270,325
Unearned revenue	1,818,781	190,217
Accrued liabilities and other payables	487,299	497,549
Taxes payable	10,335,276	6,700,901
Advance from shareholder	1,617,921	1,175,242
Notes payable to shareholders	12,000,000	12,000,000

Total current liabilities	26,549,242	20,834,234

NONCURRENT LIABILITIES
Asset retirement obligation	4,013,722	3,974,356
Deferred tax liability, net	416,191	155,466

Total noncurrent liabilities	4,429,913	4,129,822

Total liabilities	30,979,155	24,964,056

CONTINGENCIES AND COMMITMENT

STOCKHOLDERS' EQUITY
Series A Preferred Stock ($0.001 par value, 8,000,000 shares authorized, 400,000 shares issued and outstanding)	400	400
Common stock, $0.001 par value, 100,000,000 shares authorized, 14,932,582 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	14,932	14,932
Additional paid in capital	8,756,240	8,726,197
Statutory reserves	8,798,286	7,579,346
Accumulated other comprehensive income	3,431,082	3,624,946
Retained earnings	17,515,559	7,604,749

Total stockholders' equity	38,516,499	27,550,570

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$69,495,654	$52,514,626

The accompanying notes are an integral part of the consolidated financial statements.

SONGZAI INTERNATIONAL HOLDING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

	FOR THE THREE MONTHS ENDED
	MARCH 31, 2009	MARCH 31, 2008

Net sales	$20,758,454	$15,162,953

Cost of goods sold	5,681,772	5,747,774

Gross profit	15,076,682	9,415,179

Operating expenses
Selling expenses	284,598	278,036
General and administrative expenses	413,003	35,003

Total operating expenses	697,601	313,039

Income from operations	14,379,081	9,102,140

Non-operating income (expenses)
Interest income	10,351	680
Interest expense	(64,391)	(37,166)
Financial expense	(23)	(86)

Total non-operating expenses	(54,063)	(36,572)

Income before income tax	14,325,018	9,065,568

Provision for income tax	3,195,269	2,266,392

Net income	11,129,749	6,799,176

Other comprehensive income
Foreign currency translation gain (loss)	(193,864)	679,918

Comprehensive Income	$10,935,885	$7,479,094

Basic weighted average shares outstanding	14,932,582	8,000,000

Diluted weighted average shares outstanding	15,334,056	8,000,000

Basic net earnings per share	$0.75	$0.85

Diluted net earnings per share	$0.73	$0.85

The accompanying notes are an integral part of the consolidated financial statements.

SONGZAI INTERNATIONAL HOLDING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE THREE MONTHS ENDED
	MARCH 31, 2009	MARCH 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,129,749	$6,799,176
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	500,768	469,295
Accretion of interest on asset retirement obligation	40,123	37,166
Imputed interest	24,269	-
Stock option compensation expense	5,774	-
Increase in deferred tax liability	260,989	220,413
(Increase) decrease in current assets:
Accounts receivable	(1,259,782)	991,260
Other receivables, deposits and prepayments	(152,305)	(15,707)
Inventory	(1,534,348)	(709,078)
Increase (decrease) in current liabilities:
Accounts payable	19,667	-
Unearned revenue	1,628,649	-
Accrued liabilities and other payables	(10,156)	(42,216)
Taxes payable	3,635,754	1,849,605

Net cash provided by operating activities	14,289,151	9,599,914

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(35,122)	(1,548)
Construction in progress	(10,972)	-

Net cash used in investing activities	(46,094)	(1,548)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance/repayment from shareholders	394,062	767,878

Net cash provided by financing activities	394,062	767,878

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	(3,604)	171,892

NET INCREASE IN CASH & CASH EQUIVALENTS	14,633,515	10,538,136

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	16,744,741	9,327,227

CASH & CASH EQUIVALENTS, END OF PERIOD	$31,378,256	$19,865,363

Supplemental Cash flow data:
Income tax paid	$260,361	$-
Interest paid	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 (UNAUDITED) AND DECEMBER 31, 2008

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Songzai International Holding Group, Inc. (“Songzai” or the “Company”) was incorporated in Nevada on June 7, 2001.  The Company is engaged in coal production by exploring, assembling, assessing, permitting, developing and mining coal properties in the People’s Republic of China (“PRC”). After obtaining permits from the Heilongjiang National Land and Resources Administration Bureau and Heilongjiang Economic and Trade Commission, the Company extracts coal from properties it has the right to mine, and sells most of the coal on a per ton basis for cash on delivery, primarily to power plants, cement factories, wholesalers and individuals for home heating.

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

On December 31, 2007, the Company entered into a Stock Purchase Agreement (“Agreement”) to acquire two PRC mining companies under common ownership: Heilongjiang Xing An Group Hong Yuan Coal Mine Co., Ltd. (“Hong Yuan”) and Heilongjiang Xing An Group Sheng Yu Mining Co., Ltd. (“Sheng Yu”, and with Hong Yuan sometimes collectively as “Xing An”) for an aggregate purchase price of $30 million and 80,000,000 shares (pre-reverse stock split of 10-to-1 effective on January 07, 2008) of the Company's common stock.  This acquisition was completed on April 4, 2008, as a result of which the owners of Xing An (the “Selling Shareholders”) now collectively own 53% of the combined company, have the ability to elect or appoint a voting majority of the governing body of the combined entity and to undertake corporate actions, such as exercising control over the business of combined entity, raising capital or pursuing other business acquisitions. One of the Selling Shareholders has been appointed to the board of directors of the combined entity to serve as its chairman. For accounting purposes, the transaction was accounted for as a reverse acquisition of the Company by Xing An.

Because current PRC regulations restrict foreign ownership of any mining-related company to a maximum of 90% of such company’s equity interest, the Company acquired 90% of the registered capital, representing 90% of the outstanding equity interests, of each of Hong Yuan and Sheng Yu from the Selling Shareholders. Concurrently with the acquisition, the Selling Shareholders placed the beneficial interests to the remaining 10% equity interests of Xing An in trust for the benefit of the Company pursuant to a Trust Agreement. Under the terms of the Trust Agreement, all rights attached to the 10% equity interests are to be exercised by the trustee at the direction, and for the sole benefit, of the Company. Transfer of the 10% equity interests to the Company shall occur at such time as permitted under applicable PRC regulations. At such time that the trust is deemed to violate applicable PRC regulations or can no longer achieve its intended purpose, the trust shall terminate, and the 10% equity interests shall revert back to the Selling Shareholders.

Hong Yuan was incorporated in Heilongjiang Province on August 18, 2003, under the name Daxinganling Mohe County Hong Yuan Coal Mine Co., Ltd. Sheng Yu was incorporated in Heilongjiang Province on August 18, 2003, under the name Daxinganling Mohe County Sheng Yu Mining Co., Ltd. Each company is engaged in production of coal from an underground mine for sale to the utilities and industrial markets.  Both mines are located in Mohe County, in the most northern regions of China, and are geologically joined.  The Selling Shareholders acquired Hong Yuan on August 19, 2005 and Sheng Yu on May 8, 2005. From January 1, 2005 until these companies were acquired by the Selling Shareholders, the mines that these companies have mining rights to were not in operation.

On January 7, 2008, the Company amended its Articles of Incorporation to effect a 10-to-1 reverse stock split of its issued and outstanding shares of common stock and a proportional decrease of its authorized number of shares of common stock from 1,000,000,000 to 100,000,000 shares.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted (“GAAP”) in the United States of America (“USA”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the USA have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s 2008 audited financial statements. The results for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of Songzai and its subsidiaries, Tong Gong and Xing An. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

In preparing financial statements in conformity with United States Generally Accepted Accounting Principles (“US GAAP”), management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting year. Significant estimates, required by management, include the recoverability of long-lived assets, allowance for doubtful accounts, and the reserve for obsolete and slow-moving inventories. Actual results could differ from those estimates.

Cash and Cash Equivalents

For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At March 31, 2009 and December 31, 2008, the Company had restricted cash of $212,861 and $212,901, respectively, in the bank pledged for coal mine safety that is required by the Heilongjiang Board for Overseeing Safety Production.

Accounts Receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. At March 31, 2009 and December 31, 2008, the Company’s accounts receivable was $1,259,745 and $0, respectively; and the Company’s bad debt allowance was $0 based on historical experience on the collection of accounts receivable.

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

The estimated useful lives for each category of fixed assets are as follows:

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

Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of March 31, 2009 and December 31, 2008, there were no impairments of its long-lived assets.

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

Sales revenue represents the invoiced value of coal, net of value-added tax (“VAT”). All of the Company’s coal that is sold in the PRC is subject to a value-added tax of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing the finished product. The Company records VAT payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government.

Cost of Goods Sold

Cost of goods sold consists primarily of amortization of the mining right, direct material, direct labor, depreciation of mining preparation plants such as the underground tunnel and the major mine well and related expenses, which are directly attributable to the production of coals. Write-down of inventory to lower of cost or market is also recorded in cost of goods sold.

Resource Compensation Fees

In accordance with the relevant regulations, a company that is engaged in coal production is required to pay a fee to the Heilongjiang Province National Land and Resources Administration Bureau as the compensation for the depletion of coal resources. Tong Gong is required to pay mineral resource compensation fees at a rate of RMB 3 per tonne for its total production during the year; Xing An is required to pay resource compensation fees at 1% of its total sales.  The Company expenses such costs when incurred.

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

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Net income	$11,129,749	$6,799,176

Weighted average shares outstanding - basic	14,932,582	8,000,000
Effect of dilutive securities:
Series “A” preferred stock	400,000	-
Options issued	1,474	-
Weighted average shares
outstanding - diluted	15,334,056	8,000,000

Earnings per share – basic	$0.75	$0.85
Earnings per share – diluted	$0.73	$0.85

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

On July 21, 2005, the central government of China allowed the RMB to fluctuate, ending its decade old valuation peg to the USD.  Historically, the Chinese government has benchmarked the RMB exchange ratio against the USD, thereby mitigating the associated foreign currency exchange rate fluctuation risk.  The Company does not believe its foreign currency exchange rate fluctuation risk is significant, especially if the Chinese government continues to benchmark the RMB against the U.S. dollar.

The fluctuation of exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the People’s Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People’s Bank of China.

The Company uses SFAS No. 130 “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the three months ended March 31, 2009 and 2008 consisted of net income and foreign currency translation adjustments.

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

New Accounting Pronouncements

Employer’s Disclosures about Postretirement Benefit Plan Assets

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 applies to an employer that is subject to the disclosure requirements of SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“SFAS 132R”) and amends SFAS 132R to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by FSP FAS 132(R)-1 shall be provided for fiscal years ending after December 15, 2009. Earlier application is permitted. The adoption of FSP FAS 132(R)-1did not have a material impact on the Company’s financial statements.

Accounting for Defensive Intangible Assets

In November 2008, the FASB issued EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets” (“EITF 08-7”). EITF 08-7 applies to all acquired intangible assets in situations in which the acquirer does not intend to actively use the asset but intends to hold the asset to prevent its competitors from obtaining access to the asset (a defensive intangible asset). Defensive intangible assets could include assets that the acquirer will never actively use, as well as assets that will be used by the acquirer during a transition period when the intention of the acquirer is to discontinue the use of those assets. EITF 08-7 concluded that a defensive intangible asset should be accounted for as a separate unit of accounting and should be amortized over the period that the defensive intangible asset directly or indirectly contributes to the future cash flows of the entity. EITF 08-7 is effective prospectively for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application is not permitted. The adoption of EITF 08-7 did not have a material impact on the Company’s financial statements.

Accounting for Financial Guarantee Insurance Contracts

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.”  The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 163 adoption did not have an impact on the Company’s financial statements.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy).  SFAS 162 adoption did not have an impact on the Company’s financial statements.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), and requires additional disclosures. The objective of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (R), “Business Combinations” (“SFAS 141(R)”), and other accounting principles generally accepted in the USA. FSP FAS 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance for determining the useful life of intangible assets shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements apply prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Early adoption is prohibited. The adoption of FSP FAS 142-3 did not have a material impact on the Company’s financial statements.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133.”  This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008.  The adoption of SFAS 161 did not have a material impact on the Company’s financial statements.

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

As of March 31, 2009, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company expects SFAS 160 will have an impact on accounting for business combinations, but the effect is dependent upon acquisitions at that time. The Company adopted the provisions of SFAS 160 on January 1, 2009.

Business Combinations

SFAS 141 (Revised 2007), Business Combinations (SFAS 141(R)), is effective for the Company for business combinations for which the acquisition date is on or after January 1, 2009. SFAS 141(R) changes how the acquisition method is applied in accordance with SFAS 141. The primary revisions to this Statement require an acquirer in a business combination to measure assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, at their fair values as of that date, with limited exceptions specified in the Statement. This Statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with the Statement). Assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date are to be measured at their acquisition-date fair values, and assets or liabilities arising from all other contingencies as of the acquisition date are to be measured at their acquisition-date fair value, only if it is more likely than not that they meet the definition of an asset or a liability in FASB Concepts Statement No. 6, Elements of Financial Statements. This Statement significantly amends other Statements and authoritative guidance, including FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, and now requires the capitalization of research and development assets acquired in a business combination at their acquisition-date fair values, separately from goodwill. FASB Statement No. 109, Accounting for Income Taxes, was also amended by this Statement to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. The Company expects SFAS 141R will have a significant impact on accounting for business combinations, but the effect is dependent upon acquisitions at that time. The Company adopted the provisions of SFAS 141 (R) on January 1, 2009.

Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed.  EITF 07-03 is effective for fiscal years beginning after December 15, 2008. The adoption of EITF 07-03 did not have a significant impact on the Company’s financial statements.

3. INVENTORY

Inventory at March 31, 2009 and December 31, 2008 consisted of coal and materials needed for coal extraction.

4. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008
Building	$2,208,016	$2,242,922
Mining structure	4,365,401	4,434,412
Production equipment	3,038,185	3,050,539
Office equipment	26,658	27,080
Vehicles	30,628	31,112
	9,668,888	9,786,065
Less: Accumulated depreciation	(1,003,948)	(849,989)
	$8,664,940	$8,936,076

Depreciation expense for the three months ended March 31, 2009 and 2008 was approximately $167,000 and $126,000, respectively.

5. OTHER RECIEVABLES, DEPOSITS AND PREPAYMENTS

Other receivables represented advances to employees for traveling and other business related expenses. Deposits mainly represented deposits to the government for certain mining certificates issued by the specific PRC authorities. Prepayments represented payments made for working supplies and utilities.

6. PREPAID MINING RIGHT

Prepaid mining right represents the amount the Company has paid to extract a certain amount of coal underlying a company mining right, and the coal is extracted from a coal mine to which the Company has mining right. The price is determined by the local mining bureau from which the Company acquired its mining right, based in part on market price set by the Heilongjiang National Land and Resources Administration Bureau and in part on negotiations with the local mining bureau. The price is established at the time of payment, regardless of when production of the underlying coal occurs. The price for Tong Gong was RMB 8 per tonne for 2008 and RMB 3.09 per tonne for 2005 through 2007; the price for Xing An was RMB 9 per tonne for 2008, RMB 6 per tonne for 2006 and 2007, and RMB 4 per tonne for 2005. The Company is generally required to pay the full amount of any mining right granted prior to September 1, 2006 within five years from the date such right is granted unless specific good cause exists for extension. Effective September 1, 2006, under the authority of the Heilongjiang Geology and Mineral Exploration Office, the Company has ten years to fully pay for any mining right granted on or after such date.

If the Company decides to cease mining at a particular property, and the Company has already extracted all the coal underlying its prepaid mining right, the government will then take back that coal mine.  If the Company decides to cease mining but has not extracted all coal underlying its prepaid mining right, while the Company will not be entitled to a refund of the corresponding prepaid mining right from the government, the Company can sell such unused prepaid mining right to a third party.

The following table illustrates the grant dates of the Company's mining rights and corresponding payment due dates:

Grant date of mining right		Tonnes granted		Due date for the payment of mining right
Xing An	Tong Gong	Xing An	Tong Gong	Xing An	Tong Gong
	12/30/2004		4,649,700		12/30/2009
4/1/2005		816,300		12/30/2010
10/15/2005		13,520,700		9/30/2010
3/1/2007		5,444,800		3/1/2017
	9/30/2007		1,500,000		9/30/2017
Total		19,781,800	6,149,700

* Grant date is the date that the reserves appraisal report by government authorized mining engineers is filed with Heilongjiang National Land and Resources Administration Bureau and the Company is approved for the total tonnes of coals that it is entitled to acquire based on such reserves appraisal report.

The Company’s prepaid mining right consisted of the following at March 31, 2009 and December 31, 2008, respectively.  Prepaid mining right that will be expensed for expected production for the following year is classified as current portion of the mining right:

	March 31, 2009	December 31, 2008
Prepaid mining right	$25,183,270	$25,188,061
Less: Amortized portion	(1,967,296)	(1,691,315)
Prepaid mining right, net	23,215,974	23,496,746
Current	$816,498	$816,655
Noncurrent	$22,399,476	$22,680,091

As of March 31, 2009, the total quantity of coal that the Company is entitled to extract under the mining rights of Xing An and Tong Gong is 25,931,500 tonnes.  The Company paid for 25,165,295 tonnes and is committed to pay for 766,205 tonnes of coal at RMB 8 ($1.17) per tonne for the total of $893,664 at March 31, 2009. The arrangement for prepayment of the mining right has been accounted for similar to a royalty agreement as neither the payment terms nor the price per tonne is fixed. The Company expenses the tonnes of coal extracted during the period multiplied by the price per tonne that has been paid at based on a first in first out method, charging the amount to cost of good sold with a corresponding credit to prepaid mining right.

7. CONSTRUCTION IN PROGRESS

Construction in progress mainly consisted of the construction of the training room and public shower room for employees and miners of Tong Gong coal mine.

8. RELATED PARTY TRANSACTIONS

Lease from shareholder

Xing An leases offices and certain office equipments under long-term leases from a principal shareholder with monthly payment of approximately $1,800 (RMB 12,500). The operating leases provide that Xing An pays certain operating expenses applicable to the leased premises.

Advance from shareholder

The Company owed a shareholder $1,617,921 for short-term advances at March 31, 2009. Imputed interest expense is charged at 6% per annum on the amount due at the balance sheet date. Total imputed interest included as additional paid-in capital amounted to $24,269 and $0 for the three months ended March 31, 2009 and 2008, respectively.

Notes payable to shareholders

In connection with the acquisition of Xing An, Songzai issued 8 million shares of its common stock and promissory notes totaling $30 million to the Selling Shareholders. Under the terms of the promissory notes, 60% of the principal amount of the promissory notes was payable six months after the closing of the acquisition, and the remaining balance is payable on the first anniversary of the closing, provided that the entire balance would be due immediately if the Company receives financing in excess of $30 million.  The Company repaid $18 million to the Selling Shareholders on October 15, 2008, and the remaining $12 million on April 4, 2009.

9. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at March 31, 2009 and December 31, 2008, respectively:

	March 31,	December 31,
	2009	2008
Accrued liabilities	$-	$42,181
Other payables	441,255	431,472
Other government levies	46,044	23,896
Total	$487,299	$497,549

Accrued liabilities mainly represented accrued utility expenses. Other payables mainly consisted of payroll, welfare payable, employee education and labor union outlays. Other government levies included the fees Xing An was required to pay for Anti-flood and Education Surcharge Tax. Effective April 1, 2009, Xing An is exempted from the Education Surcharge Tax due to its status as an enterprise with foreign investment resulting from the reverse merge with the Company. Tong Gong is exempted from such levies.

10. TAXES PAYABLE

Taxes payable consisted of the following at March 31, 2009 and December 31, 2008, respectively:

	March 31,	December 31,
	2009	2008
Income tax payable	$8,726,800	$6,054,110
Value added tax payable	1,497,868	574,966
Resource tax payable	55,639	47,208
Urban maintenance and construction tax payable	52,563	23,211
Other taxes	2,406	1,406
	$10,335,276	$6,700,901

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

The following tables describe the changes to the Company’s asset retirement cost and obligation:

Asset Retirement Cost at March 31, 2009 and December 31, 2008 was:

	March 31,	December 31,
	2009	2008
Asset retirement cost	$3,488,791	$3,489,454
Less: Accumulated amortization	(610,538)	(567,036)
	$2,878,253	$2,922,418

Amortization expense for asset retirement cost for the three months ended March 31, 2009 and 2008 was approximately $43,000 and $41, 000 respectively.

Asset Retirement Obligation activity at March 31, 2009 and December 31, 2008 was:

	March 31,	December 31,
	2009	2008
Balance at January 1	$3,974,356	$3,577,759
Accretion expense	40,121	153,321
Foreign currency translation gain (loss)	(755)	243,276
Ending balance	$4,013,722	$3,974,356

12. DEFFERED TAX LIABILITY, NET

Deferred tax asset represented differences between the tax bases and book bases of property and equipment, amortization expense and accretion expense on asset retirement cost and obligation.

Deferred tax liability consisted of tax deductible safety and maintenance expenses for the coal produced to be incurred in the future. It is deductible for tax purposes at a predetermined rate per tonne of coal produced per year.  For financial reporting purposes, this has been recorded as an appropriation of retained earnings. As defined under US GAAP, a liability for safety and maintenance expenses does not exist at the balance sheet date because there is no present obligation to transfer assets or to provide services as a result of any past transaction (see Note 15 – Statutory Reserves).

At March 31, 2009 and December 31, 2008, deferred tax asset (liability) consisted of the following:

	March 31,	December 31,
	2009	2008
Deferred tax asset for property and equipment	$1,155,825	$1,194,462
Deferred tax liability for reserve for safety and maintenance	(1,572,016)	(1,349,928)
Net Deferred tax liability	$(416,191)	$(155,466)

13. INCOME TAXES

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Songzai is a US company incorporated in Nevada and has incurred net operating loss (“NOL”) for income tax purposes.  Songzai has net operating loss carry forwards for income taxes amounting to approximately $2,487,000 in addition to approximately $477,000 stock option expense at March 31, 2009 which may be available to reduce future years’ taxable income as NOL can be carried forward up to 20 years from the year the loss is incurred. Management believes the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance has been provided.

Tong Gong is a Sino-foreign joint venture enterprise formed in the PRC that is subject to PRC income tax computed according to the relevant laws and regulations in the PRC. According to the PRC government local tax bureau, Tong Gong was entitled to full income tax relief for the first two years commencing on January 2005 and 15% for the subsequent three years from 2007 to 2009.  Effective January 1, 2008, the PRC government implemented new reformed income tax rates with a maximum rate of 25%, under which Tong Gong is subject to 12.5% income tax rate for 2008 and 2009, and 25% thereafter.  Net income for the Company for the three months ended March 31, 2009 would have been lower by approximately $474,000, or $0.03 basic earnings per share, if Tong Gong had not enjoyed a 50% rate deduction in the first quarter of 2009.

Effective from February 13, 2009, Xing An became a foreign invested enterprise as a result of the reverse acquisition by the Company. Xing An is subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriated tax adjustments.

For the three months ended March 31, 2009 and 2008, the Company’s effective income tax rate differs from the US statutory rate due to tax rate difference, effect of tax holiday, and valuation allowance.

14. MAJOR CUSTOMERS AND VENDORS

Three customers accounted for 54%, 23% and 16% of the Company’s total sales for the three months ended March 31, 2009, respectively.  Four customers accounted for 38%, 25%, 21%, and 15% of the Company’s total sales for the three months ended March 31, 2008, respectively. At March 31, 2009 and 2008, the total receivable balance due from these customers was $1,259,745 and $2,635,703, respectively.

There were no major vendors for the Company for the three months ended March 31, 2009 and 2008.

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

Common welfare fund

Common welfare fund is a voluntary fund that the Company can elect to transfer 5% to 10% of its net income, as determined under PRC accounting rules and regulations, to this fund.  The Company did not make any contribution to this fund during three months ended March 31, 2009 and 2008.

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

The following table reconciles the statutory reserves at March 31, 2009 and December 31, 2008, respectively:

	March 31,	December 31,
	2009	2008

Statutory surplus reserve	$2,999,193	$2,660,321
Safety and Maintenance reserve	5,799,093	4,919,025
Total statutory reserves	$8,798,286	$7,579,346

16. STOCK-BASED COMPENSATION PLAN

On June 9, 2008, the Company granted options to an employee under the Company’s 2006 stock option plan to purchase up to 55,000 shares of the Company’s common stock at an exercise price of $9.35 per share for a period of 5 years. The options vested and became exercisable immediately upon their issuance. The options were terminated on March 10, 2009 and replaced by same number of options with exercise price of $5.36 per share for a period of 5 years under the Company’s 2009 stock option plan, the replaced options vested and became exercisable immediately upon their issuance.  Based on SFAS 123R, the replaced options was a modification of the original options in substance, the Company compared the fair value of new options to the fair value of the original options based on the factors at the modification date, and concluded no incremental compensation cost need to be recorded as the fair value of the new options was less than the fair value of the original options.

On March 10, 2009, the Company granted options to an independent director under the Company’s 2009 stock option plan to purchase up to 20,000 shares of the Company’s common stock at an exercise price of $6.30 per share for a period of 5 years. The option will vest and become exercisable in two equal installments: the first six months from the option grant date and the second six months thereafter.

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

The options vested upon issuance and have a life of 5 years, with volatility of 100%, risk free interest rate of 3.76%, and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options.

The following table summarizes activities of these options for the three months ended March 31, 2009:

	Number of Shares	Average Exercise Price per Share	Weighed Average Remaining Contractual Term in Years
Outstanding at December 31, 2007	-	$-	-
Exercisable at December 31, 2007	-
Granted	55,000	9.35	5.00
Exercised	-
Outstanding at December 31, 2008	55,000	9.35	4.44
Exercisable at December 31, 2008	55,000
Cancelled	(55,000)	(9.35)	(4.44)
Exercised	-	-	-
Granted	75,000	5.61	5.00
Outstanding at March 31, 2009	75,000	5.61	4.94
Exercisable at March 31, 2009	75,000

The weighted-average grant date fair value of stock options granted to employee and director during the three months ended March 31, 2009 was $4.88 per share. The Company recorded $5,774 of compensation expense for stock options to the independent director during the three months ended March 31, 2009.  There were no options exercised during the three months ended March 31, 2009.

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

For mining rights granted to the Company prior to September 1, 2006, the Company is required to pay for all of the coal underlying such mining rights within five years from the date such mining rights are approved by the Heilongjiang National Land and Resources Administration Bureau unless specific good cause exists for extension.  For mining rights granted on or after September 1, 2006, full payment is required within ten years. The Company’s operations may be suspended if it is not able to make full payments within such periods.

The Company leases its principal executive office in the United States, which headquarters some administrative staff and oversees its operations in the PRC. The lease agreement for this office is from September 1, 2008 to August 31, 2011, for annual rent of $57,516, and the Company has the option to renew this lease.

The Company leases the office for Xing An in Jiagedaqi City and certain office equipments under long-term lease agreements with monthly payment of approximately $1,800 (RMB 12,500) expiring at July 30, 2015. The operating lease agreements provide that the Company pays certain operating expenses applicable to the leased premises.

The Company’s total rental expense for the three months ended March 31, 2009 and 2008 was approximately $19,400 and $5,400, respectively.

As of March 31, 2009, the future minimum annual lease payments required under the operating leases are as follows:

Year Ending March 31,

2010	$79,016
2011	79,016
2012	45,465
2013	21,500
2014	21,500
Thereafter	28,700
Total future lease payments	$275,197

18. REVERSE ACQUISITION

On April 4, 2008, the Company completed the acquisition of 90% of Xing An pursuant for an aggregate purchase price of $30 million and 80,000,000 shares (pre 10-to-1 reverse stock split effected on January 7, 2008) of the Company's common stock. The beneficial interests to the remaining 10% of Xing An were placed in trust by the Selling Shareholders for the benefit of the Company because current PRC regulations restrict foreign ownership of any mining-related company to a maximum of 90% of such company’s equity interest. As a result of the acquisition, the Selling Shareholders now collectively own 53% of the combined company. For accounting purposes, the acquisition of Xing An by Songzai is accounted for as a reverse acquisition of Songzai by Xing An.  For convenience of reporting the acquisition for accounting purposes, April 1, 2008 was designated as the acquisition date.

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

The following unaudited pro forma consolidated results of continuing operations for Xing An and Songzai for the three months ended March 31, 2008 presents the operations of Xing An and Songzai as if the acquisitions occurred on January 1, 2008.  The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisitions been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

For the three months ended March 31, 2008	Pro forma
Consolidated

Net revenue	$19,295,922

Cost of revenue	7,561,058

Gross profit	11,734,864

Total operating expenses	665,243

Income from operations	11,069,621

Total non-operating expenses, net	(44,107)

Income before income tax	11,025,514

Income tax	2,543,129

Net income	$8,482,385

Basic weighted average shares outstanding	14,932,582
Diluted weighted average shares outstanding	15,332,582

Basic net earnings per share	$0.57
Diluted net earnings per share	$0.55

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

In this Form 10-Q, references to “we”, “our”, “us”, the “Company”, “Songzai” or the “Registrant” refer to Songzai International Holding Group, Inc.

OVERVIEW

We are a company engaged in coal production and sales by exploring, assembling, assessing, permitting, developing and mining coal properties in the People’s Republic of China (“PRC”). After obtaining permits from the Heilongjiang National Land and Resources Administration Bureau and the Heilongjiang Economic and Trade Commission, we extract coal from properties to which we have the right to mine fixed amounts of coal, and then sell most of the coal on a per metric ton (“tonne”) basis, primarily to power plants, cement factories, wholesalers and individuals for home heating. We do not own the coal mines, but have mining rights to extract a fixed amount of coal from a mine as determined by government authorized mining engineers and approved by the Heilongjiang National Land and Resources Administration Bureau. Through the end of March 2008, our business consisted of the operations of Tong Gong coal mine in northern PRC, located approximately 175 km southwest of the city of Heihe in the Heilongjiang Province.

On April 4, 2008, we added two coal mines to our operations when we completed the acquisition of two mining companies under common ownership in the PRC, Heilongjiang Xing An Group Hong Yuan Coal Mining Co., Ltd. (“Hong Yuan”) and Heilongjiang Xing An Group Sheng Yu Ming Co., Ltd. (“Sheng Yu”, and with Hong Yuan sometimes collectively referred to as “Xing An”), by issuing promissory notes of $30 million in the aggregate and 8,000,000 shares of common stock to their owners (the “Xing An Shareholders”) pursuant to a stock purchase agreement that we entered into on December 31, 2007. After the closing of this acquisition transaction, the Xing An Shareholders now collectively own 53% of the combined company, have the ability to elect or appoint a voting majority of the governing body of the combined entity and to undertake corporate actions, such as exercising control over the business of combined entity, raising capital or pursuing other business acquisitions entity. One of the Selling Shareholders has been appointed to the board of directors of the combined entity to serve as its chairman. For accounting purposes, the transaction was accounted for as a reverse acquisition of the Company by Xing An. Xing An operates two coal mines, the Hong Yuan and Sheng Yu mines, located in Mohe City in Heilongjiang Province.

On October 15, 2008, we paid $18 million of the promissory notes to the Xing An Shareholders in accordance with the terms of the stock purchase agreement. We paid the remaining $12 million of the promissory notes to the Xing An Shareholders on April 4, 2009.

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

Basis of Presentations

Our financial statements are prepared in accordance with US GAAP and the requirements of Regulation S-X promulgated by the Securities and Exchange Commission.

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

Recent Accounting Pronouncements

Employer’s Disclosures about Postretirement Benefit Plan Assets

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 applies to an employer that is subject to the disclosure requirements of SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“SFAS 132R”) and amends SFAS 132R to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by FSP FAS 132(R)-1 shall be provided for fiscal years ending after December 15, 2009. Earlier application is permitted. The adoption of FSP FAS 132(R)-1did not have a material impact on the Company’s financial statements.

Accounting for Defensive Intangible Assets

In November 2008, the FASB issued EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets” (“EITF 08-7”). EITF 08-7 applies to all acquired intangible assets in situations in which the acquirer does not intend to actively use the asset but intends to hold the asset to prevent its competitors from obtaining access to the asset (a defensive intangible asset). Defensive intangible assets could include assets that the acquirer will never actively use, as well as assets that will be used by the acquirer during a transition period when the intention of the acquirer is to discontinue the use of those assets. EITF 08-7 concluded that a defensive intangible asset should be accounted for as a separate unit of accounting and should be amortized over the period that the defensive intangible asset directly or indirectly contributes to the future cash flows of the entity. EITF 08-7 is effective prospectively for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application is not permitted.  The adoption of EITF 08-7 did not have a material impact on the Company’s financial statements.

Accounting for Financial Guarantee Insurance Contracts

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.”  The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 163 adoption did not have an impact on the Company’s financial statements.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy).  SFAS 162 adoption did not have an impact on the Company’s financial statements.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), and requires additional disclosures. The objective of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (R), “Business Combinations” (“SFAS 141(R)”), and other accounting principles generally accepted in the USA. FSP FAS 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance for determining the useful life of intangible assets shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements apply prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Early adoption is prohibited. The adoption of FSP FAS 142-3 did not have a material impact on the Company’s financial statements.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133.”  This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008.  The adoption of SFAS 161 did not have a material impact on the Company’s financial statements.

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

As of March 31, 2009, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company expects SFAS 160 will have an impact on accounting for business combinations, but the effect is dependent upon acquisitions at that time. The Company adopted the provisions of SFAS 160 on January 1, 2009.

Business Combinations

SFAS 141 (Revised 2007), Business Combinations (SFAS 141(R)), is effective for the Company for business combinations for which the acquisition date is on or after January 1, 2009. SFAS 141(R) changes how the acquisition method is applied in accordance with SFAS 141. The primary revisions to this Statement require an acquirer in a business combination to measure assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, at their fair values as of that date, with limited exceptions specified in the Statement. This Statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with the Statement). Assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date are to be measured at their acquisition-date fair values, and assets or liabilities arising from all other contingencies as of the acquisition date are to be measured at their acquisition-date fair value, only if it is more likely than not that they meet the definition of an asset or a liability in FASB Concepts Statement No. 6, Elements of Financial Statements. This Statement significantly amends other Statements and authoritative guidance, including FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, and now requires the capitalization of research and development assets acquired in a business combination at their acquisition-date fair values, separately from goodwill. FASB Statement No. 109, Accounting for Income Taxes, was also amended by this Statement to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. The Company expects SFAS 141R will have a significant impact on accounting for business combinations, but the effect is dependent upon acquisitions at that time. The Company adopted the provisions of SFAS 141 (R) on January 1, 2009.

Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities
In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed.  EITF 07-03 is effective for fiscal years beginning after December 15, 2008. The adoption of EITF 07-03 did not have a significant impact on the Company’s financial statements.

RESULTS OF OPERATIONS

On April 4, 2008, the Company completed the acquisition of 90% of Xing An for an aggregate purchase price of $30 million and 80,000,000 shares (pre-10-to-1 reverse stock split effected on January 07, 2008) of the Company's common stock. The beneficial interests to the remaining 10% of Xing An were placed in trust by the Xing An Shareholders for the benefit of the Company. As a result of the acquisition, the Xing An Shareholders now collectively own 53% of the combined company.

For accounting purposes, the acquisition of Xing An by Songzai is accounted for as a reverse acquisition of Songzai by Xing An, and April 1, 2008 has been designated as the acquisition date. Accordingly, the operating results discussed below and reported in the accompanying consolidated statements of income reflect those of both Xing An and Songzai for the three months ended March 31, 2009, and only Xing An for the three months ended March 31, 2008.

Comparison of Three Months Ended March 31, 2009 and 2008

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	Quarter Ending March 31, 2009 (unaudited)		Quarter Ending March 31, 2008 (unaudited)

	$	% of Sales	$	% of Sales
Sales	20,758,454	100%	15,162,953	100%
Cost of Sales	5,681,772	27%	5,747,774	38%
Gross Profit	15,076,682	73%	9,415,179	62%
Operating Expenses	697,601	3.4%	313,039	2.1%
Income from Operations	14,379,081	69%	9,102,140	60%
Other Income (Expenses), net	(54,063)	(0.26)%	(36,572)	(0.24)%
Income tax	3,195,269	15.4%	2,266,392	15%
Net Income	11,129,749	54%	6,799,176	45%

Coal mining production and sales at our three mines, in tonnes, for the periods indicated:

	Tong Gong Coal Mine				Xing An Coal Mines (Hong Yuan and Sheng Yu)
	Production (tonnes)		Sales (tonnes)		Production (tonnes)	Sales (tonnes)

Three months ended March 31, 2009:	98,031		98,031		433,806	271,753

Three months ended March 31, 2008:	137,536	*	137,536	*	539,737	472,019

* Not included in our results for the three months ended March 31, 2008.

Sales. Our revenues are derived primarily from the sales of coal. For the three months ended March 31, 2009, we had sales of $20.76 million as compared to sales of $15.16 million for the three months ended March 31, 2008, an increase of approximately 37%.  The increase in sales is primarily due to increase in our selling price. The average selling price per tonne for the first quarter of 2009 was approximately $56.14, compared to the average selling price of approximately $32.12 per tonne for the first quarter of 2008, an increase of 75%.  Our total sales volume was 369,784 tonnes for the first quarter of 2009 (combining the sales volumes of Xing An and Tong Gong), as compared to 472,019 tonnes of sales for the first quarter of 2008 (reflecting only Xing An’s sales volume) a decrease of 102,235 tonnes or approximately 22%.  We plan our monthly sales volumes in order to pace our production throughout the year, based on purchase orders typically signed 2 to 4 months in advance of the period reported, and the decrease in sales volume during the first three months of 2009 is a result of such planning. Our high average selling price for the first quarter of 2009 reflects the high coal price throughout China at the time the purchase orders underlying our sales during such period were signed, and our selling price can vary dramatically depending on the prevailing market price of coal in Heilongjiang Province.

Cost of Sales.  Our cost of sales for the three-month periods ended March 31, 2009 and 2008 consisted of coal production cost and all depreciation, depletion and amortization attributable to our mining operations. Cost of sales for the three months ended March 31, 2009 was $5.68 million, a decrease of $66,002 or approximately 1.15%, from $5.75 million for the same period of 2008. The decrease is in line with the decreased sales volume period over period resulting from our planned monthly production and sales volumes. Our total production during the first quarter of 2009 was 531,837 tonnes (combining the production volumes of Xing An and Tong Gong), of which 369,784 tonnes were sold during the quarter, as compared to 539,737 tonnes produced (reflecting only Xing An’s production volume) and 472,019 tonnes sold for the same period in 2008. Cost of sales as a percentage of sales decreased to approximately 27% for the first quarter of 2009 from approximately 38% for the same period in 2008. This decrease was mainly due to significant increase in the average selling price of coal period over period, despite a slight increase in production cost.  Our cost per tonne was $15.37 in the first quarter of 2009, as compared to $12.17 for the same period in 2008.  This slight increase is attributable to an overall price increase in China since the third quarter of 2008.

Gross Profit. Gross profit was $15.08 million for the three months ended March 31, 2009 as compared to $9.42 million for the same period of 2008, representing an increase of $5.66 million, or 60%.  Our gross profit as a percentage of sales was approximately 73% in the first quarter of 2009 as compared to approximately 62% in the same period in 2008. The increase in gross profit margin was mainly attributable to the high average selling price of coal for the first quarter of 2009, despite the lower sales volume as compared to the same period in 2008.

Operating Expenses.  Operating expenses totaled $697,601 for the three months ended March 31, 2009 as compared to $313,039 for the same period in 2008, an increase of $384,562 or approximately 123%.  This increase is primarily attributable to the combined expenses for Xing An and Tong Gong being taken into account for the first quarter of 2009 (while only Xing An’s expenses were taken into account for the same period in 2008), as well as expenses of approximately $220,000 incurred in connection with our legal and financial reporting obligations as a US public company, salaries for certain of our officers and stock compensation expense.

Net Income. Our net income for the three months ended March 31, 2009 was $11.13 million as compared to net income of $6.80 million for the same period of 2008, an increase of $4.33 million. Net income as a percentage of sales increased from 45% for the first quarter of 2008 to 54% for the first quarter of 2009. This is mainly attributed to the significant increase in the average selling price of coal (offset by a small increase in cost of sales) combined with an income 50% rate deduction tax holiday for Tong Gong.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

As of March 31, 2009, we had cash and cash equivalents of $31,378,256. Our working capital was approximately $8.88 million. The ratio of current assets to current liabilities was 1.33:1 at March 31, 2009.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31
	2008	2007
Cash provided by (used in):
Operating Activities	$14,289,151	$9,599,914
Investing Activities	$(46,094)	$(1,548)
Financing Activities	$394,062	$767,878

Net cash flow provided by operating activities was approximately $14.29 million for the first quarter of 2009 while net cash flow provided by operating activities was approximately $9.60 million for the same period of 2008.  The increase in cash inflow from operating activities mainly resulted from an increase in net income and prepayment received from our customers for the sales of coal.

Net cash flow used in investing activities was $46,094 for the first quarter of 2009, compared to $1,548 of net cash used in investing activities for the same period of 2008. This increase in cash outflow for investing activities was mainly due to purchase of mining equipment and construction of an employee training room and shower facility at the Tong Gong mine site.

Net cash flow provided by financing activities was approximately $0.39 million for the first quarter of 2009 as compared to net cash provided by financing activities of approximately $0.77 million for the same period of 2008. We did not have significant financing activities during the first quarter of 2009 except a short-term advance of approximately $135,000 from one of our shareholders to pay for certain professional expenses and the expenses of our office in the United States, and a repayment of $258,000 from another shareholder for business related advances.

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

The following tables summarize our contractual obligations as of March 31, 2009, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +

Contractual Obligations :
Bank Indebtedness	$-	$-	$-	$-	$-
Other Indebtedness (a)	$12,000,000	$12,000,000	$-	$-	$-
Capital Lease Obligations	$-	$-	$-	$-	$-
Operating Leases	$-	$-	$-	$-	$-
Mining Right	$893,664	$-	$-	$-	$893,664
Total Contractual Obligations:	$12,893,664	$12,000,000	$-	$-	$893,664

(a) We paid the $12 million to the Selling Shareholders of Xing An on April 4, 2009.

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

ITEM 4(T).  CONTROLS AND PROCEDURES

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

As of March 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective at the reasonable assurance level.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As all of our revenue is derived from sales of coal in the PRC, our business and operating results are substantially dependent on the domestic Chinese demand for coal. The Chinese coal market is cyclical and exhibit fluctuation in supply and demand from year to year. They are subject to numerous factors beyond our control, including, but not limited to, the economic conditions in the PRC and fluctuations in industries with high demand for coal, such as the power and steel industries. Fluctuations in supply and demand for coal have effects on coal prices, which in turn affect our operating and financial performance. We have experienced substantial price fluctuations in the past and believe that such fluctuations will continue. The average selling price of coal products per tonne from Tong Gong Coal Mine was RMB 170 per tonne in 2005, RMB 174 per tonne in 2006, RMB 192 per tonne in 2007, RMB 231 per tonne in 2008 and RMB 382 per tonne in the first quarter of 2009. The average selling price of coal products per tonne from Hong Yuan and Sheng Yu coal mines was RMB 200 per tonne in 2005, RMB 200 per tonne in 2006, RMB 225 per tonne in 2007, RMB 238 per tonne in 2008 and RMB 385 per tonne in the first quarter of 2009. The demand for coal is primarily affected by the overall economic development and the demand for coal from the electricity generation, steel and construction industries. The supply of coal, on the other hand, is primarily affected by the geographical location of the coal supplies, the volume of coal produced by the domestic and international coal suppliers, and the quality and price of competing sources of coal. Alternative fuels, such as natural gas, oil and nuclear power, and alternative energy sources, such as hydroelectric power also have influences on the market demand for coal. Excess supply of coal or significant reduction in the demand for our coal by domestic electricity generation or steel industries may have an adverse effect on coal prices, which would in turn cause a decline in our profitability. In addition, any significant decline in domestic coal prices could materially and adversely affect our business and result of operations.

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

In addition to the Tong Gong coal mine which we began mining in 2004, we recently acquired Xing An which mine the Hong Yuan and Sheng Yu mines. Exhaustion of the mining rights underlying these mines, as well mining rights that we may acquire in the future, can also have an adverse effect on operating results that is disproportionate to the percentage of overall production represented by such mining rights.

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

Most of the coal that we sell is transported by the Chinese national railway system. As the railway system has limited transportation capacity and cannot fully satisfy coal transportation requirements, discrepancies between capacity and demand for transportation exist in certain areas of the PRC. We generally utilize the national rail system to transport coal to our customers. No assurance can be given that we will continue to be allocated adequate railway transport capacity or acquire adequate rail cars, or that we will not experience any material delay in transporting our coal as a result of insufficient railway transport capacity or rail cars.

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

We operate coal mines and related facilities that may be affected by water, gas, fire or structural problems. As a result, we, like other coal mining companies, have experienced accidents that have caused property damage and personal injuries. Although we have implemented safety measures at our mining operations, and provide on-the-job training for our employees, there can be no assurance that industry-related accidents will not occur in the future. Mine workers at Tong Gong, Hong Yuan and Sheng Yu coal mines are sub-contracted from general contractors who borne the costs of such insurance.

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

SONGZAI INTERNATIONAL HOLDING GROUP, INC. (Registrant)

Date: May 14, 2009	By:	/s/ Hongwen Li
Hongwen Li
Chief Executive Officer

Date: May 14, 2009	By:	/s/ Yvonne Zhang
Yvonne Zhang
Chief Financial Officer