Form 10-Q
period 2009-06-30
SONGZAI INTERNATIONAL HOLDING GROUP INC
filed 2009-08-14
CIK 1145761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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

As of August 13, 2009, the Registrant had 14,932,582 shares of common stock outstanding.

SONGZAI INTERNATIONAL HOLDING GROUP INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SONGZAI INTERNATIONAL HOLDING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of June 30, 2009	As of December 31, 2008
		(Audited)
ASSETS

CURRENT ASSETS
Cash & cash equivalents	$31,335,658	$16,744,741
Restricted cash	213,045	212,901
Accounts receivable	1,043,846	-
Other receivables, deposits and prepayments	92,360	47,458
Inventory	35,815	29,662
Prepaid mining right, net	816,975	816,655

Total current assets	33,537,699	17,851,417

NONCURRENT ASSETS
Deposit for mine restoration	146,372	-
Prepaid mining right, net	22,329,120	22,680,091
Long term prepaid expense	13,661	27,311
Property and equipment, net	8,541,328	8,936,076
Construction in progress	108,330	97,313
Asset retirement cost, net	3,674,468	2,922,418

Total noncurrent assets	34,813,279	34,663,209

TOTAL ASSETS	$68,350,978	$52,514,626

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$898,377	$270,325
Unearned revenue	1,242,392	190,217
Accrued liabilities and other payables	417,698	497,549
Taxes payable	6,915,434	6,700,901
Advance from shareholder	2,364,054	1,175,242
Notes payable to shareholders	-	12,000,000

Total current liabilities	11,837,955	20,834,234

NONCURRENT LIABILITIES
Asset retirement obligation	4,941,497	3,974,356
Deferred tax liability, net	565,036	155,466

Total noncurrent liabilities	5,506,533	4,129,822

Total liabilities	17,344,488	24,964,056

CONTINGENCIES AND COMMITMENT

STOCKHOLDERS' EQUITY
Series A Preferred Stock ($0.001 par value, 8,000,000 shares authorized, 400,000 shares issued and outstanding)	400	400
Common stock, $0.001 par value, 100,000,000 shares authorized, 14,932,582 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	14,932	14,932
Additional paid in capital	8,815,511	8,726,197
Statutory reserves	9,373,737	7,579,346
Accumulated other comprehensive income	3,457,327	3,624,946
Retained earnings	29,344,583	7,604,749

Total stockholders' equity	51,006,490	27,550,570

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$68,350,978	$52,514,626

The accompanying notes are an integral part of the consolidated financial statements.

SONGZAI INTERNATIONAL HOLDING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)

	FOR THE SIX MONTHS ENDED		FOR THE THREE MONTHS ENDED
	JUNE 30, 2009	JUNE 30, 2008	JUNE 30, 2009	JUNE 30, 2008

Net sales	$44,937,620	$28,036,890	$24,179,166	$12,873,937

Cost of goods sold	13,328,233	11,098,087	7,646,461	5,350,313

Gross profit	31,609,387	16,938,803	16,532,705	7,523,624

Operating expenses
Selling expenses	537,039	388,006	252,441	109,970
General and administrative expenses	880,212	1,352,480	467,209	1,317,477

Total operating expenses	1,417,251	1,740,486	719,650	1,427,447

Income from operations	30,192,136	15,198,317	15,813,055	6,096,177

Non-operating income (expenses)
Interest income	16,626	5,962	6,275	5,282
Interest expense	(158,147)	(88,174)	(93,756)	(51,008)
Other expenses	(274)	(56,338)	(251)	(56,252)
Subsidy income	-	1,417	-	1,417

Total non-operating expenses	(141,795)	(137,133)	(87,732)	(100,561)

Income before income tax	30,050,341	15,061,184	15,725,323	5,995,616

Provision for income tax	6,516,117	3,602,147	3,320,848	1,335,755

Net income	23,534,224	11,459,037	12,404,475	4,659,861

Other comprehensive income
Foreign currency translation gain (loss)	(167,619)	2,061,858	26,245	1,381,940

Comprehensive Income	$23,366,605	$13,520,895	$12,430,720	$6,041,801

Basic weighted average shares outstanding	14,932,582	11,313,927	14,932,582	14,627,853

Diluted weighted average shares outstanding	15,338,304	11,505,135	15,342,694	15,010,271

Basic net earnings per share	$1.58	$1.01	$0.83	$0.32

Diluted net earnings per share	$1.53	$1.00	$0.81	$0.31

The accompanying notes are an integral part of the consolidated financial statements.

SONGZAI INTERNATIONAL HOLDING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE SIX MONTHS ENDED
	JUNE 30, 2009	JUNE 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,534,224	$11,459,037
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	818,028	804,783
Accretion of interest on asset retirement obligation	98,491	74,671
Imputed interest	59,655	13,503
Stock option compensation expense	29,659	471,979
Increase in deferred tax liability	408,999	317,848
(Increase) decrease in current assets:
Accounts receivable	(1,043,724)	2,805,327
Other receivables, deposits and prepayments	(31,219)	(50,369)
Inventory	(6,142)	430,756
Prepaid mining right	-	(11,926,072)
Deposit for mine restoration	(146,355)	-
Increase (decrease) in current liabilities:
Accounts payable	627,919	(72,576)
Unearned revenue	1,051,977	59,334
Accrued liabilities and other payables	(80,039)	328,990
Taxes payable	211,859	(4,147,123)

Net cash provided by operating activities	25,533,332	570,088

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	(60)	(238)
Cash acquired at purchase of business	-	7,204,465
Acquisition of property and equipment	(81,176)	(70,521)
Construction in progress	(10,977)	(33,272)

Net cash (used in) provided by investing activities	(92,213)	7,100,434

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment from shareholder	258,394	-
Repayment on notes payable to shareholders	(12,000,000)	-
Advance from shareholder	881,914	999,847

Net cash (used in) provided by financing activities	(10,859,692)	999,847

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	9,490	792,602

NET INCREASE IN CASH & CASH EQUIVALENTS	14,590,917	9,462,971

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	16,744,741	9,327,227

CASH & CASH EQUIVALENTS, END OF PERIOD	$31,335,658	$18,790,198

Supplemental Cash flow data:
Income tax paid	$6,236,397	$6,879,683
Interest paid	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008

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

On September 23, 2004, the Company acquired a 75% interest in Heilongjiang Tong Gong Kuang Ye You Xian Gong Si (“Tong Gong”), which owns the mining rights to a coal mine located near Heihe City in the Heilongjiang Province for 400,000 shares of its convertible preferred stock which, at the time of issuance, were convertible into 40,000,000 shares of common stock. (The conversion ratio was amended to 1:10 on December 19, 2006, such that the 400,000 shares of convertible preferred stock are now convertible into 4,000,000 shares of common stock.)  Additionally, Harbin Green Ring Biological Degradation Products Developing Co., Ltd. (“Harbin Green”), which owns the remaining 25% of Tong Gong, assigned and transferred the beneficial interests to that 25% to the Company.  As a result, the Company beneficially owns 100% of Tong Gong.

On December 31, 2007, the Company entered into a Stock Purchase Agreement (“Agreement”) to acquire two PRC mining companies under common ownership: Heilongjiang Xing An Group Hong Yuan Coal Mine Co., Ltd. (“Hong Yuan”) and Heilongjiang Xing An Group Sheng Yu Mining Co., Ltd. (“Sheng Yu”, and with Hong Yuan sometimes collectively as “Xing An”) for $30 million and 80,000,000 shares (pre-reverse stock split of 10-to-1 effective on January 07, 2008) of the Company's common stock.  This acquisition was completed on April 4, 2008, as a result of which the owners of Xing An (the “Selling Shareholders”) now collectively own 53% of the combined company, have the ability to elect or appoint a voting majority of the governing body of the combined entity and to undertake corporate actions, such as exercising control over the business of combined entity, raising capital or pursuing other business acquisitions. One of the Selling Shareholders was appointed to the board of directors of the combined entity to serve as its chairman. For accounting purposes, the transaction was accounted for as a reverse acquisition of the Company by Xing An.

Because current PRC regulations restrict foreign ownership of any mining-related company to a maximum of 90% of such company’s equity interest, the Company acquired 90% of the registered capital, representing 90% of the outstanding equity interests, of each of Hong Yuan and Sheng Yu from the Selling Shareholders. Concurrently with the acquisition, the Selling Shareholders placed the beneficial interests to the remaining 10% equity interests of Xing An in trust for the benefit of the Company pursuant to a Trust Agreement. Under the terms of the Trust Agreement, all rights attached to the 10% equity interests are to be exercised by the trustee at the direction, and for the sole benefit, of the Company. Transfer of the 10% equity interests to the Company shall occur when permitted under applicable PRC regulations. If the trust is deemed to violate applicable PRC regulations or can no longer achieve its intended purpose, the trust shall terminate, and the 10% equity interests shall revert back to the Selling Shareholders.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted (“GAAP”) in the United States of America (“USA”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with USA GAAP have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s 2008 audited financial statements. The results for the six and three months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of Songzai and its subsidiaries, Tong Gong and Xing An. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

In preparing financial statements in conformity with USA GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting year. Significant estimates, required by management, include the recoverability of long-lived assets, allowance for doubtful accounts, and the reserve for obsolete and slow-moving inventories. Actual results could differ from those estimates.

Cash and Cash Equivalents

For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At June 30, 2009 and December 31, 2008, the Company had restricted cash of $213,045 and $212,901, respectively, in the bank pledged for coal mine safety that is required by the Heilongjiang Board for Overseeing Safety Production.

Accounts Receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. At June 30, 2009 and December 31, 2008, the Company’s accounts receivable was $1,043,846 and $0, respectively; and the Company’s bad debt allowance was $0 based on historical experience on the collection of accounts receivable.

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

Asset Retirement Cost and Obligation

The Company uses Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations. This Statement generally requires that the Company’s legal obligations associated with the retirement of long-lived assets are recognized at fair value at the time the obligations are incurred. Obligations are incurred at the time development of a mine commences for underground mines or construction begins for support facilities, refuse areas and slurry ponds. The obligation’s fair value is determined using discounted cash flow techniques and is accreted over time to its expected settlement value. Upon initial recognition of a liability, a corresponding amount is capitalized as part of the carrying amount of the related long-lived asset. Amortization of the related asset is recorded on a straight line basis over the estimated useful lives of the fixed amount of coal we are entitled to extract. Xing An voluntarily applied to Daxinganling District Environment Protection Bureau for the asset retirement obligation and is obligated to account for land subsidence, restoration, rehabilitation and environmental protection at a rate of RMB 1 per tonne based on total reserves at the end of the useful lives of the mines.

From January 1, 2009, Tong Gong was required by local Environment Protection Bureau and Heilongjiang Province National Land and Resources Administration Bureau to deposit RMB 5,000,000 or $731,090 within a certain period of time to a bank account held by local mining authority for land subsidence, restoration and rehabilitation when the mine is fully depleted.  At June 30, 2009, Tong Gong deposited RMB 1,000,000 or $146,372. See additional discussion in Note 11, “Asset Retirement Cost and Obligations.”

Environmental Costs

The PRC adopted extensive environmental laws and regulations that affect the operations of the coal mining industry. The outcome of environmental liabilities under proposed or future environmental legislation cannot be reasonably estimated at present, and could be material. Under existing legislation, however, Company management believes that there are no probable liabilities that will have a material adverse effect on the financial position of the Company.

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

Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of June 30, 2009 and December 31, 2008, there were no impairments of its long-lived assets.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. At June 30, 2009 and December 31, 2008, the Company did not take any uncertain positions that would necessitate recording of tax related liability.

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

Resource Compensation Fees

In accordance with the relevant regulations, a company engaged in coal production is required to pay a fee to the Heilongjiang Province National Land and Resources Administration Bureau as for the depletion of coal resources. Tong Gong is required to pay mineral resource fees at a rate of RMB 3 per tonne for its total production during the year; Xing An is required to pay resource fees at 1% of its total sales.  The Company expenses such costs as cost of goods sold when incurred.

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

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows,” cash flows from the Company's operations are calculated based upon the local currencies.  As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.  The cash flows from operating, investing and financing activities exclude the effect of reverse acquisition of Songzai in April of 2008.

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

	Six Months Ended June 30,
	2009	2008
Net income	$23,534,224	$11,459,037

Weighted average shares outstanding - basic	14,932,582	11,313,927
Effect of dilutive securities:
Series “A” preferred stock	400,000	191,208
Options issued	5,722	-
Weighted average shares
outstanding - diluted	15,338,304	11,505,135

Earnings per share – basic	$1.58	$1.01
Earnings per share – diluted	$1.53	$1.00

	Three Months Ended June 30,
	2009	2008
Net income	$12,404,475	$4,659,861

Weighted average shares outstanding - basic	14,932,582	14,627,853
Effect of dilutive securities:
Series “A” preferred stock	400,000	382,418
Options issued	10,112	-
Weighted average shares
outstanding - diluted	15,342,694	15,010,271

Earnings per share – basic	$0.83	$0.32
Earnings per share – diluted	$0.81	$0.31

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires the Company disclose estimated fair values of financial instruments.  The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Fair value of financial instruments is made at a point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair values.

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

The Company uses SFAS No. 130 “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the six and three months ended June 30, 2009 and 2008 consisted of net income and foreign currency translation adjustments.

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

New Accounting Pronouncements

The FASB Accounting Standards Codifications

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles - a Replacement of FASB Statement No. 162 (“SFAS 168”). This Standard establishes the FASB Accounting Standards Codification™ (the “codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP. The codification does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective in the third quarter of 2009, and accordingly, the Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

Consolidation of Variable Interest Entities

In June 2009, the FASB issued SFAS No. 167, a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under SFAS No. 167, determining whether a company is required to consolidate an entity will be based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. SFAS 167 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.

Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

In June 2009, the FASB issued SFAS No. 166, a revision to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transferred of financial assets and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165"). SFAS 165 is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. SFAS 165 adoption did not have an impact on the Company’s financial statements.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with USA GAAP in the United States (the GAAP hierarchy).  SFAS 162 adoption did not have an impact on the Company’s financial statements.

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

Fair value of measurements

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” SFAS 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measurements. The three levels are defined as follow:

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

As of June 30, 2009, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Non-Controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51

In December 2007, FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51." SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company expects SFAS 160 will have an impact on accounting for business combinations, but the effect is dependent upon acquisitions at that time. The Company adopted the provisions of SFAS 160 on January 1, 2009.

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

Accounting for Non-Refundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities

In June 2007, FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities,” which addresses whether non-refundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. EITF 07-03 is effective for fiscal years beginning after December 15, 2008.  The adoption of EITF 07-03 did not have a significant impact on the Company’s financial statements.

3. INVENTORY

Inventory at June 30, 2009 and December 31, 2008 consisted of coal and materials needed for coal extraction.

4. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	June 30,	December 31,
	2009	2008
		(Audited)
Building	$2,209,309	$2,242,922
Mining structure	4,367,956	4,434,412
Production equipment	3,047,922	3,050,539
Office equipment	28,826	27,080
Vehicles	66,580	31,112
	9,720,593	9,786,065
Less: Accumulated depreciation	(1,179,265)	(849,989)
	$8,541,328	$8,936,076

Depreciation expense for the six months ended June 30, 2009 and 2008 was approximately $329,000 and $270,000, respectively.  Depreciation expense for the three months ended June 30, 2009 and 2008 was approximately $162,000 and $144,000, respectively.

5. OTHER RECIEVABLES, DEPOSITS AND PREPAYMENTS

Other receivables represented advances to employees for traveling and other business related expenses. Deposits mainly represented deposits to the government for certain mining certificates issued by the specific PRC authorities. Prepayments represented payments made for working supplies and utilities.

6. PREPAID MINING RIGHT

Prepaid mining right represents the amount the Company has already paid to extract a certain amount of coal underlying a mining right, and the coal is extracted from a mine to which the Company has mining right. The price is determined by the local mining bureau from which the Company acquired its mining right, based in part on market price set by the Heilongjiang National Land and Resources Administration Bureau and in part on negotiations with the local mining bureau. The price is established at the time of payment, regardless of when production of the underlying coal occurs. The price for Tong Gong was RMB 8 per tonne for 2008 and RMB 3.09 per tonne for 2005 through 2007; the price for Xing An was RMB 9 per tonne for 2008, RMB 6 per tonne for 2006 and 2007, and RMB 4 per tonne for 2005. For any mining right granted prior to September 1, 2006, the Company is generally required to pay for the entire amount of coal underlying such mining right within five years from the date such right is granted unless specific good cause exists for extension. Effective September 1, 2006, under the authority of the Heilongjiang Geology and Mineral Exploration Office, the Company has ten years to fully pay for the coal underlying any mining right granted on or after such date.

If the Company decides to cease mining at a particular property, and the Company has already extracted all the coal underlying its mining right, the government will take back that coal mine.  If the Company decides to cease mining but has not extracted all coal it has already paid to extract (i.e. its prepaid mining right), while the Company will not be entitled to a refund of the corresponding prepaid mining right from the government, the Company can sell such unused prepaid mining right to a third party.

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

The Company’s prepaid mining right consisted of the following.  Prepaid mining right that will be expensed for expected production for the following year is classified as current portion of the mining right:

	June 30, 2009	December 31, 2008 (Audited)
Prepaid mining right	$25,198,015	$25,188,061
Less: Amortized portion	(2,051,920)	(1,691,315)
Prepaid mining right, net	$23,146,095	$23,496,746
Current	$816,975	$816,655
Noncurrent	$22,329,120	$22,680,091

As of June 30, 2009, the total quantity of coal the Company may extract under the mining rights of Xing An and Tong Gong is 25,931,500 tonnes.  The Company paid for 25,165,295 tonnes and is committed to pay for 766,205 tonnes of coal at RMB 8 ($1.17) per tonne for total of $896,460. The arrangement for prepayment of the mining right has been accounted for similar to a royalty agreement as neither the payment terms nor the price per tonne is fixed. The Company expenses the tonnes of coal extracted during the period multiplied by the price per tonne that has been paid at based on a first in first out method, charging the amount to cost of goods sold with a corresponding credit to prepaid mining right.

The amortization expense for the prepaid mining right for the six months ended June 30, 2009 and 2008 were approximately $360,000 and $447,500, respectively.  The amortization expense for the prepaid mining right for the three months ended June 30, 2009 and 2008 were approximately $84,000 and $146,000, respectively.

7. CONSTRUCTION IN PROGRESS

Construction in progress mainly consisted of the construction of the training room and public shower room for employees and miners of Tong Gong coal mine.

8. RELATED PARTY TRANSACTIONS

Lease from shareholder

Xing An leases its office and certain office equipments under long-term leases from a principal shareholder for approximately $1,800 (RMB 12,500) per month. The operating leases require Xing An to pay certain operating expenses applicable to the leased premises.

Advance from shareholder

The Company owed a shareholder $2,364,054 for short-term advances at June 30, 2009. Imputed interest expense is charged at 6% per annum on the amount due at the balance sheet date. Total imputed interest included as additional paid-in capital amounted to $59,655 and $35,386 for the six and three months ended June 30, 2009; and $13,503 for $0 for the six and three months ended June 30, 2008, respectively.

Notes payable to shareholders

In connection with the acquisition of Xing An, Songzai issued 8 million shares of its common stock and promissory notes totaling $30 million to the Selling Shareholders. Under the terms of the promissory notes, 60% of the principal amount of the promissory notes was payable six months after the closing of the acquisition, and the remaining balance is payable on the first anniversary of the closing, provided that the entire balance would be due immediately if the Company receives financing in excess of $30 million.  The Company repaid $18 million to the Selling Shareholders on October 15, 2008, and repaid the remaining $12 million on April 4, 2009.

9. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following:

	June 30,	December 31,
	2009	2008
		(Audited)
Accrued liabilities	$45,504	$42,181
Other payables	367,620	431,472
Other government levies	4,574	23,896
Total	$417,698	$497,549

Accrued liabilities mainly represented accrued payroll and welfare expenses. Other payables mainly consisted of payroll, utility payable, employee education and labor union outlays. Other government levies included the fees Xing An was required to pay for Anti-flood and Education Surcharge Tax. Effective April 1st, 2009, Xing An is exempted from the Education Surcharge Tax due to its status as an enterprise with foreign investment resulting from the reverse merge with the Company. Tong Gong is exempted from such levies.

10. TAXES PAYABLE

Taxes payable consisted of the following:

	June 30,	December 31,
	2009	2008 (Audited)
Income tax payable	$5,666,702	$6,054,110
Value added tax payable	1,193,262	574,966
Resource tax payable	53,251	47,208
Urban maintenance and construction tax payable	-	23,211
Other taxes	2,219	1,406
	$6,915,434	$6,700,901

11. ASSET RETIREMENT COST AND OBLIGATION

Xing An voluntarily applied to Daxinganling District Environment Protection Bureau for asset retirement obligation to get a tax deduction and is obligated to account for land subsidence, restoration, rehabilitation and environmental protection at a rate of RMB 1 per tonne for total reserves at the end of the useful lives of the mines.  These activities include reclaiming the pit, sealing portals at underground mines, and reclaiming and vegetating refuse areas.

From January 1, 2009, Tong Gong was required by local Environment Protection Bureau and Heilongjiang Province National Land and Resources Administration Bureau to deposit RMB 5,000,000 or $731,090 within a certain period of time to a bank account held by local mining authority for land subsidence, restoration and rehabilitation when the mine is fully depleted.  At June 30, 2009, Tong Gong deposited RMB 1,000,000 or $146,372.

The Company accounts for Xing An and Tong Gong’s asset retirement obligations in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations”. The Company reviews the asset retirement obligation at least annually and makes necessary adjustments for permitted changes as granted by state authorities and for revisions of estimates of the amount and timing of costs. For ongoing operations, adjustments to the liability result in an adjustment to the corresponding asset.

The following tables describe the changes to the Company’s asset retirement cost and obligation:

Asset Retirement Cost was:

	June 30,	December 31,
	2009	2008
		(Audited)
Asset retirement cost	$4,357,901	$3,489,454
Less: Accumulated amortization	(683,433)	(567,036)
	$3,674,468	$2,922,418

Amortization expense for asset retirement cost for the six months and three months ended June 30, 2009 were approximately $116,000 and $73,000; for the six and three ended June 30, 2008 was approximately $84,000 and $43, 000 respectively.

Asset Retirement Obligation activity at June 30, 2009 and December 31, 2008 was:

	June 30,	December 31,
	2009	2008
Balance at January 1	$3,974,356	$3,577,759
Asset Retirement Obligation for Tong Gong during the period	867,067	-
Accretion of interest expense	98,491	153,321
Foreign currency translation gain (loss)	1,583	243,276
Ending balance	$4,941,497	$3,974,356

12. DEFFERED TAX LIABILITY, NET

Deferred tax asset represented differences between the tax bases and book bases of property and equipment, amortization and accretion expense on asset retirement cost and obligation.

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

Deferred tax asset (liability) consisted of the following:

	June 30,	December 31,
	2009	2008
		(Audited)
Deferred tax asset for property and equipment	$1,107,174	$1,194,462
Deferred tax liability for reserve for safety and maintenance	(1,672,210)	(1,349,928)
Net Deferred tax liability	$(565,036)	$(155,466)

13. INCOME TAXES

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Songzai is a US company incorporated in Nevada and has incurred net operating loss (“NOL”) for income tax purposes.  Songzai has net operating loss carry forwards for income taxes of approximately $2,755,000 which may be available to reduce future years’ taxable income as NOL can be carried forward up to 20 years from the year the loss is incurred. Management believes the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance has been provided.

Tong Gong is a Sino-foreign joint venture enterprise formed in the PRC that is subject to PRC income tax computed according to the relevant laws and regulations in the PRC. According to the PRC government local tax bureau, Tong Gong was entitled to full income tax relief for the first two years commencing on January 2005 and 15% for the subsequent three years from 2007 to 2009.  Effective January 1, 2008, the PRC government implemented new reformed income tax rates with a maximum rate of 25%, under which Tong Gong is subject to 12.5% income tax rate for 2008 and 2009, and 25% thereafter.  Net income for the Company for the six and three months ended June 30, 2009 would have been lower by approximately $1,300,000 and $798,000, or $0.09 and $0.05 basic earnings per share, if Tong Gong had not enjoyed a 50% rate deduction for 2009.

Effective from February 13, 2009, Xing An became a foreign invested enterprise as a result of the reverse acquisition by the Company. Xing An is subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriated tax adjustments.

Foreign pretax earnings approximated $30,540,000 and $15,264,000 for the six months ended June 30, 2009 and 2008 respectively. Pretax earnings of a foreign subsidiary are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are indefinitely invested outside the United States. At June 30, 2009, $32,577,000 of accumulated undistributed earnings of non-U.S. subsidiaries was indefinitely invested. At the existing U.S. federal income tax rate, additional taxes of $8,144,000 would have to be provided if such earnings were remitted currently.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the six and three months ended June 30, 2009 and 2008:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2009	2008	2009	2008
US statutory rates	34.0%	34.0%	34.0%	34.0%
Tax rate difference	(8.7)%	(10.0)%	(8.9)%	(12.0)%
Effect of tax holiday	(4.2)%	-	(4.5)%	-
Valuation allowance	0.6%	-	0.5%	-
Tax per financial statements	21.7%	24.0%	21.1%	22.0%

14. MAJOR CUSTOMERSAND VENDORS

Four customers accounted for 51%, 16%, 15% and 11% of the Company’s total sales for the six months ended June 30, 2009, respectively. Four customers accounted for 26%, 19%, 15% and 14% of the company’s total sales for the six months ended June 30, 2008, respectively. At June 30, 2009, the total receivable balance due from these customers was $1,043,846.

Three customers accounted for 48%, 29% and 14% of the Company’s total sales for the three months ended June 30, 2009, respectively.  Five customers accounted for 29%, 14%, 13%, 12% and 12% of the Company’s total sales for the three months ended June 30, 2008, respectively.

There were no major vendors for the Company for the six and three months ended June 30, 2009 and 2008.

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

Common welfare fund

Common welfare fund is a voluntary fund that the Company can elect to transfer 5% to 10% of its net income, as determined under PRC accounting rules and regulations, to this fund.  The Company did not make any contribution to this fund during three months ended June 30, 2009 and 2008.

This fund can only be utilized on capital items for the collective benefit of the Company’s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation.

Non-Surplus reserve fund (Safety and Maintenance)

According to ruling No. 119 (2004) issued May 21, 2004, and amended ruling No. 168 (2005) on April 8, 2005 by the PRC Ministry of Finance regarding “Accrual and Utilization of Coal Production Safety Expense” and “Criterion on Coal Mine Maintenance and Improvement”, the Company is required to accrue safety and maintenance expenses monthly to the cost of production. The amount of the accrual is determined based on management’s best estimates within the unit price range provided by Ministry of Finance of PRC. Currently, Xing An accrues at RMB 8.7 per tonne for safety expense and RMB 3 per tonne for maintenance for the quantity of coal produced; and Tong Gong accrues at RMB 6 per tonne for safety expense and RMB 8.7 per tonne for maintenance for the quantity of coal produced. As defined under US GAAP, a liability for safety and maintenance expenses does not exist at the balance sheet date because there is no present obligation to transfer assets or to provide services as a result of any past transactions. Therefore, for financial reporting purposes, this reserve has been recorded as an appropriation of retained earnings.

The following table reconciles the statutory reserves:

	June 30,	December 31,
	2009	2008
		(Audited)
Statutory surplus reserve	$3,184,355	$2,660,321
Safety and Maintenance reserve	6,189,382	4,919,025
Total statutory reserves	$9,373,737	$7,579,346

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

The following table summarizes activities of these options for the six months ended June 30, 2009:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Outstanding at December 31, 2007	-	$-	-
Exercisable at December 31, 2007	-
Granted	55,000	9.35	5.00
Exercised	-
Outstanding at December 31, 2008	55,000	9.35	4.44
Exercisable at December 31, 2008	55,000
Cancelled	(55,000)	(9.35)	(4.44)
Exercised	-	-	-
Granted	75,000	5.61	5.00
Outstanding at June 30, 2009	75,000	$5.61	4.69
Exercisable at June 30, 2009	75,000

The weighted-average grant date fair value of stock options granted to employee and director during the six months ended June 30, 2009 was $4.88 per share. The Company recorded $29,659 of compensation expense for stock options to the independent director during the six months ended June 30, 2009.  There were no options exercised during the six months ended June 30, 2009.

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

The Company’s total rental expense for the six months ended June 30, 2009 and 2008 was approximately $39,600 and $10,600, respectively; and approximately $20,200 and $5,400 for the three months ended June 30, 2009 and 2008, respectively.

As of June 30, 2009, the future minimum annual lease payments required under the operating leases are as follows:

Year Ending June 30,

2010	$79,116
2011	59,944
2012	21,600
2013	21,600
2014	21,600
Thereafter	12,600
Total future lease payments	$216,460

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

The following unaudited pro forma consolidated results of continuing operations for Xing An and Songzai for the six months ended June 30, 2008 presents the operations of Xing An and Songzai as if the acquisitions occurred on January 1, 2008.  The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisitions been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

For the six months ended June 30, 2008	Pro forma
Consolidated

Net revenue	$32,169,859

Cost of revenue	13,114,624

Gross profit	19,055,235

Total operating expenses	1,663,965

Income from operations	17,391,270

Total non-operating expenses, net	(144,668)

Income before income tax	17,246,602

Income tax	3,932,475

Net income	$13,314,127

Basic weighted average shares outstanding	14,932,582
Diluted weighted average shares outstanding	15,332,582

Basic net earnings per share	$0.89
Diluted net earnings per share	$0.87

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

Asset Retirement Cost and Obligation

The Company uses Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations. This Statement generally requires that the Company’s legal obligations associated with the retirement of long-lived assets are recognized at fair value at the time the obligations are incurred. Obligations are incurred at the time development of a mine commences for underground mines or construction begins for support facilities, refuse areas and slurry ponds. The obligation’s fair value is determined using discounted cash flow techniques and is accreted over time to its expected settlement value. Upon initial recognition of a liability, a corresponding amount is capitalized as part of the carrying amount of the related long-lived asset. Amortization of the related asset is recorded on a straight line basis over the estimated useful lives of the fixed amount of coals that we are entitled to extract. Xing An has voluntarily applied to Daxinganling District Environment Protection Bureau for the asset retirement obligation and is obligated to account for land subsidence, restoration, rehabilitation and environmental protection at a rate of RMB 1 per tonne based on total reserves at the end of the useful lives of the mines. From January 1, 2009, Tong Gong was required by local Environment Protection Bureau and Heilongjiang Province National Land and Resources Administration Bureau to deposit RMB 5,000,000 or $731,090 within a certain period of time to a bank account held by local mining authority for land subsidence, restoration and rehabilitation when the mine is fully depleted.

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

Recent Accounting Pronouncements

The FASB Accounting Standards Codifications

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles - a Replacement of FASB Statement No. 162 (“SFAS 168”). This Standard establishes the FASB Accounting Standards Codification™ (the “codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP. The codification does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective in the third quarter of 2009, and accordingly, the Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

Consolidation of Variable Interest Entities

In June 2009, the FASB issued SFAS No. 167, a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under SFAS No. 167, determining whether a company is required to consolidate an entity will be based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. SFAS 167 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.

Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

In June 2009, the FASB issued SFAS No. 166, a revision to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transferred of financial assets and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165"). SFAS 165 is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009.  SFAS 165 adoption did not have an impact on the Company’s financial statements.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  SFAS 162 adoption did not have an impact on the Company’s financial statements.

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

Fair value of measurements

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” SFAS 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measurements. The three levels are defined as follow:

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

As of June 30, 2009, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Non-Controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51

In December 2007, FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51." SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company expects SFAS 160 will have an impact on accounting for business combinations, but the effect is dependent upon acquisitions at that time. The Company adopted the provisions of SFAS 160 on January 1, 2009.

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

Accounting for Non-Refundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities

In June 2007, FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities,” which addresses whether non-refundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. EITF 07-03 is effective for fiscal years beginning after December 15, 2008.  The adoption of EITF 07-03 did not have a significant impact on the Company’s financial statements.

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

Comparison of Six Months Ended June 30, 2009 and 2008

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	Six Months Ending June 30, 2009 (unaudited)		Six Months Ending June 30, 2008 (unaudited)

	$	% of Sales	$	% of Sales
Sales	44,937,620	100%	28,036,890	100%
Cost of Sales	13,328,233	30%	11,098,087	40%
Gross Profit	31,609,387	70%	16,938,803	60%
Operating Expenses	1,417,251	3%	1,740,486	6%
Income from Operations	30,192,136	67%	15,198,317	54%
Other Income (Expenses), net	(141,795)	(0.3)%	(137,133)	(0.5)%
Income tax	6,516,117	14.5%	3,602,147	13%
Net Income	23,534,224	52%	11,459,037	41%

Coal mining production and sales at our three mines, in tonnes, for the periods indicated:

	Tong Gong Coal Mine						Xing An Coal Mines (Hong Yuan and Sheng Yu)
	Production (tonnes)		Brokerage (tonnes)	Sales (tonnes)		Production (tonnes)	Brokerage (tonnes)	Sales (tonnes)

Six months ended June 30, 2009:	282,584		-	282,584		396,466	180,000	574,755

Six months ended June 30, 2008:	305,781	*	-	305,781	*	659,737	-	697,609

* Only the production and sales of Tonggong for the three months ended June 30, 2008 have been included in our consolidated results for the six months ended June 30, 2008, as the reverse acquisition of Songzai by Xing An took place in April of 2008.

Sales. Our revenues are derived primarily from the sales of coal. For the six months ended June 30, 2009, we had sales of $44.94 million as compared to sales of $28.04 million for the six months ended June 30, 2008, an increase of approximately 60%.  The increase in sales is primarily due to increase in our selling price. The average selling price per tonne for the first six months of 2009 was approximately $52.42, compared to the average selling price of approximately $32.38 per tonne for the first six months of 2008, an increase of 62%.  Our total sales volume was 857,339 tonnes for the first six months of 2009 (combining the sales volumes of Xing An and Tong Gong), as compared to 865,854 tonnes of sales for the first six months of 2008 (reflecting 6 months of Xing An’s sales volume and 3 months of Tonggong’s sales volume) a slight decrease of 8,515 tonnes or approximately 1%.  We plan our monthly sales volumes in order to pace our production throughout the year, based on purchase orders typically signed 2 to 4 months in advance of the periods reported, and the decrease in sales volume during the first six months of 2009 is a result of such planning. Our high average selling price for the first six months of 2009 reflects the high coal price throughout China at the time the purchase orders underlying our sales during such period were signed, and our selling price can vary dramatically depending on the prevailing market price of coal in Heilongjiang Province.

Cost of Sales.  Our cost of sales for the six-month ended June 30, 2009 and 2008 consisted of coal production cost, brokered coal cost and all depreciation, depletion and amortization attributable to our mining operations. Cost of sales for the six months ended June 30, 2009 was $13.33 million, an increase of $2.23 million or approximately 20%, from $11.10 million for the same period of 2008. Our total production during the first six months of 2009 was 679,050 tonnes (combining the production volumes of Xing An and Tong Gong), as compared to 827,982 tonnes produced (reflecting 6 months of Xing An and 3 months of Tonggong’s production volume) for the same period of 2008. Cost of sales as a percentage of sales decreased to approximately 30% for the first six months of 2009 from approximately 40% for the same period in 2008. This decrease was mainly due to significant increase in the average selling price of coal period over period, despite a slight increase in production cost.  Our cost per tonne for production was $15.18 in the first six months of 2009, as compared to $12.81 for the same period in 2008.  This increase is attributable to an overall price increase in China since the third quarter of 2008.

In addition to mining coal, we also broker coal from small independent mines operating in the areas surrounding the mines that we operate, which often have little or no market for their coal as they lack the means to transport coal from the mine sites. This is especially true for the small mines around Xing An coal mines. Xing An brokered 180,000 tonnes during the six months ended June 30, 2009 to meet customer demands, with average cost of $16.91 per tonne.

Gross Profit. Gross profit was $31.61 million for the six months ended June 30, 2009 as compared to $16.94 million for the same period of 2008, representing an increase of $14.67 million, or 87%.  Our gross profit as a percentage of sales was approximately 70% in the first six months of 2009 as compared to approximately 60% in the same period in 2008. The increase in gross profit margin was mainly attributable to the high average selling price of coal for the first six months of 2009, despite the slightly lower sales volume as compared to the same period in 2008.

Operating Expenses.  Operating expenses totaled $1.42 million for the six months ended June 30, 2009 as compared to $1.74 million for the same period in 2008, a decrease of $323,235 or approximately 19%.  This decrease is primarily attributable to efficient control on expenses by the management as well as limited operating expenses for Xing An since April 2009 when mining operations at the Xing An coal mines stopped. Due to the unique permafrost geology of these mines, mining operations there are dictated by temperature. Colder temperature in 2008 allowed mining to continue through April (producing 120,000 tonnes in April of 2008).

Net Income. Our net income for the six months ended June 30, 2009 was $23.53 million as compared to net income of $11.46 million for the same period of 2008, an increase of $12.08 million. Net income as a percentage of sales increased from 41% for the first six months of 2008 to 52% for the first six months of 2009. This is mainly attributed to the significant increase in the average selling price of coal combined with the tax holiday of 50% income tax rate deduction for Tong Gong.

Comparison of Three Months Ended June 30, 2009 and 2008

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	Quarter Ending June 30, 2009 (unaudited)		Quarter Ending June 30, 2008 (unaudited)

	$	% of Sales	$	% of Sales
Sales	24,179,166	100%	12,873,937	100%
Cost of Sales	7,646,461	32%	5,350,313	42%
Gross Profit	16,532,705	68%	7,523,624	58%
Operating Expenses	719,650	3%	1,427,447	11%
Income from Operations	15,813,055	65%	6,096,177	47%
Other Income (Expenses), net	(87,732)	(0.4)%	(100,561)	(0.8)%
Income tax	3,320,848	14%	1,335,755	10%
Net Income	12,404,475	51%	4,659,861	36%

Coal mining production and sales at our three mines, in tonnes, for the periods indicated:

	Tong Gong Coal Mine				Xing An Coal Mines (Hong Yuan and Sheng Yu)
	Production (tonnes)	Brokerage (tonnes)	Sales (tonnes)	Production (tonnes)	Brokerage (tonnes)	Sales (tonnes)

Three months ended June 30, 2009:	184,553	-	184,553	-	180,000	303,002

Three months ended June 30, 2008:	168,245	-	168,245	120,000	-	225,590

Sales. Our revenues are derived primarily from the sales of coal. For the three months ended June 30, 2009, we had sales of $24.18 million as compared to sales of $12.87 million for the three months ended June 30, 2008, an increase of approximately 88%.  The increase in sales is primarily due to increase in our selling price. The average selling price per tonne for the second quarter of 2009 was approximately $49.59, compared to the average selling price of approximately $32.69 per tonne for the second quarter of 2008, an increase of 52%.  Our total sales volume was 487,555 tonnes for the second quarter of 2009, as compared to 393,835 tonnes of sales for the second quarter of 2008, an increase of 93,720 tonnes or approximately 24%.  We plan our monthly sales volumes in order to pace our production throughout the year, based on purchase orders typically signed 2 to 4 months in advance of the period reported, and the increase in sales volume during the second quarter of 2009 is a result of such planning. Our high average selling price for the second quarter of 2009 reflects the high coal price throughout China at the time the purchase orders underlying our sales during such period were signed, and our selling price can vary dramatically depending on the prevailing market price of coal in Heilongjiang Province.

Cost of Sales.  Our cost of sales for the three months ended June 30, 2009 and 2008 consisted of coal production cost, brokered coal cost and all depreciation, depletion and amortization attributable to our mining operations. Cost of sales for the three months ended June 30, 2009 was $7.65 million, an increase of $2.30 million or approximately 43%, from $5.35 million for the same period of 2008. The increase is in line with the increased sales volume period over period resulting from our planned monthly production and sales volumes. Our total production during the second quarter of 2009 was 184,553 tonnes as compared to 288,245 tonnes produced for the same period in 2008. Cost of sales as a percentage of sales decreased to approximately 32% for the second quarter of 2009 from approximately 42% for the same period in 2008. This decrease was mainly due to significant increase in the average selling price of coal period over period, despite a slight increase in production cost.  Our cost per tonne for production was $14.96 in the second quarter of 2009, as compared to $13.59 for the same period in 2008.  This increase is attributable to an overall price increase in China since the third quarter of 2008.  In addition to mining coal, Xing An brokered 180,000 tonnes during the second quarter of 2009 to meet customer demands, with average cost of $16.91 per tonne.

Gross Profit. Gross profit was $16.53 million for the three months ended June 30, 2009 as compared to $7.52 million for the same period of 2008, representing an increase of $9.01 million, or 120%.  Our gross profit as a percentage of sales was approximately 68% in the second quarter of 2009 as compared to approximately 58% in the same period in 2008. The increase in gross profit margin was mainly attributable to increased sales volume and higher average selling price of coal for the second quarter of 2009.

Operating Expenses.  Operating expenses totaled $719,650 for the three months ended June 30, 2009 as compared to $1.43 million for the same period in 2008, a decrease of $707,797 or approximately 50%.  This decrease is primarily attributable to efficient control on expenses by the management as well as  limited operating expenses for Xing An since April 2009 when mining operations at the Xing An coal mines stopped due to the earlier onset of warming temperature this year.

Net Income. Our net income for the three months ended June 30, 2009 was $12.40 million as compared to net income of $4.66 million for the same period of 2008, an increase of $7.74 million. Net income as a percentage of sales increased from 36% for the second quarter of 2008 to 51% for the second quarter of 2009. This is mainly attributed to the significant increase in the average selling price of coal combined with the tax holiday of 50% income tax rate deduction for Tong Gong.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

As of June 30, 2009, we had cash and cash equivalents of $31,335,658. Our working capital was approximately $21.70 million. The ratio of current assets to current liabilities was 2.83:1 at June 30, 2009.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2009 and 2008:

	Six Months Ended June 30
	2009	2008
Cash provided by (used in):
Operating Activities	$25,533,332	$570,088
Investing Activities	$(92,213)	$7,100,434
Financing Activities	$(10,859,692)	$999,847

Net cash flow provided by operating activities was approximately $25.53 million for the first six months of 2009 while net cash flow provided by operating activities was approximately $0.57 million for the same period of 2008.  The increase in cash inflow from operating activities mainly resulted from an increase in net income and prepayment received from our customers for the sales of coal.

Net cash flow used in investing activities was $92,213 for the first six months of 2009, compared to $7.10 million of net cash provided by investing activities for the same period of 2008. This increase in cash outflow for investing activities was mainly due to purchase of mining equipment and construction of an employee training room and shower facility at the Tong Gong mine site, while in the same period of 2008, we had cash acquired of approximately $7.2 million from the acquisition of Songzai.

Net cash flow used in financing activities was approximately $10.86 million for the first six months of 2009 as compared to net cash provided by financing activities of approximately $999,847 for the same period of 2008. The cash outflow in the first six months of 2009 was primarily due to the repayment of $12 million to the selling shareholders of Xing An.

Based on our current expectations, we believe that our cash and cash equivalents, and cash generated from operations will satisfy our working capital needs, and other liquidity requirements associated with our existing operations through the remainder of this year. We would like to expand our existing mining operations and acquire additional coal mining rights, but we will finance such acquisitions through the issuance of debt or equity securities. Failure to obtain such financing could have a material adverse effect on our plans for expansion.

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

The following tables summarize our contractual obligations as of June 30, 2009, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +

Contractual Obligations :
Bank Indebtedness	$-	$-	$-	$-	$-
Other Indebtedness	$-	$-	$-	$-	$-
Capital Lease Obligations	$-	$-	$-	$-	$-
Operating Leases	$-	$-	$-	$-	$-
Mining Right	$893,664	$-	$-	$-	$893,664
Total Contractual Obligations:	$893,664	$-	$-	$-	$893,664

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

As of June 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective at the reasonable assurance level.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the six months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part II, Item 1A, of our Quarterly Report on Form 10-Q as of and for the quarter end March 31, 2009.

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

3.1	Articles of Incorporation dated June 7, 2001. (4)

3.2	Certificate of Amendment to Articles of Incorporation dated October 23, 2003. (4)

3.3	Articles of Exchange among Harbin Yong Heng Ke Ji Fa Zhan You Xian Ze Reng Gong Si and Songzai International Holding Group, Inc. (5)

3.4	Certificates of Amendments to Articles of Incorporation, dated October 23, 2003. (5)

3.5	Certificate of Amendment to Articles of Incorporation dated July 16, 2004. (4)

3.6	Certificate of Designation, Preference and Rights of Convertible Preferred Stock dated January 9, 2006. (4)

3.7	Certificate of Change Pursuant to NRS 78.209 as filed with the Secretary of State of Nevada on January 7, 2008. (6)

3.8	Songzai’s Amended and Restated By-laws (12)

4.1	Form of the Promissory Note issued to the Xing An Shareholders (7)

4.2	Form of non-statutory stock option agreement with Yvonne Zhang (11)

4.3	Form of non-statutory stock option agreement with Elan Yaish (11)

10.1	Escrow Agreement dated as of April 4, 2008, by and among the Songzai, the Xing An Shareholders and U.S. Bank (7)

10.2	Trust Agreement dated as of April 4, 2008, by and among Songzai, the Xing An Shareholders and Anping Cang (7)

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer (13)

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer (13)

32.1	Section 906 Certification by the Corporation's Chief Executive Officer (13)

32.2	Section 906 Certification by the Corporation's Chief Financial Officer(13)

99.1	Coal Mining Right Permit issued by the Heilongjiang Province National Land and Resources Officer, dated December 31, 2005. (4)

99.2	Coal Mining Right Permit issued by the Heilongjiang Province Economy Committee, dated December 31, 2005. (4)

99.3	Safe Production Certificate issued by the Heilongjiang Coal Safety Inspection Bureau, dated February 16, 2006. (4)

99.5	Employment agreement between Songzai and Yvonne Zhang dated as of July 20, 2007. (7)

99.6	Form of amendment to employment agreement between Songzai and Yvonne Zhang (8)

99.7	Form of employment agreement between Songzai and Hongwen Li (9)

99.8	Form of director offer letter to Guoqing Yue (9)

99.9	Form of director offer letter to Elan Yaish (10)

99.10	Form of indemnification agreement with Elan Yaish (10)

99.11	Form of director offer letter to Yanlin Qu and Shengchun Liu (10)

(1)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed on January 2, 2004

(2)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed on April 8, 2004.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 7, 2008.

(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB filed on March 31, 2006.

(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A filed on May 14, 2004.

(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 10, 2008.

(7)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on April 10, 2008.

(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on June 10, 2008.

(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 19, 2008.

(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 5, 2009.

(11)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 13, 2009.

(12)	Incorporated by reference from the Registrant’s Quarterly Report filed on May 14, 2009.

(13)	Filed herewith.

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONGZAI INTERNATIONAL HOLDING GROUP, INC. (Registrant)

Date: August 14, 2009	By:	/s/ Hongwen Li
Hongwen Li
Chief Executive Officer

Date: August 14, 2009	By:	/s/ Yvonne Zhang
Yvonne Zhang
Chief Financial Officer