Form 10-Q
period 2009-09-30
SONGZAI INTERNATIONAL HOLDING GROUP INC
filed 2009-11-16
CIK 1145761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as determined in Rule 12b-2 of the Exchange Act).  Yes ☐   No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 13, 2009, the Registrant had 14,932,582 shares of common stock outstanding.

EXPLANATORY NOTE

Songzai International Holding Group Inc. (the “Company”) has previously announced in its Current Report on Form 8-K dated September 18, 2009, that it is preparing restatements of financial statements for certain periods.  The Company anticipates that a form 10-K/A for the year ended December 31, 2008 and Forms 10-Q/A for each of the periods ended March 31, 2009 and June 30, 2009 will be filed shortly after the filing of this Form 10-Q for the three and nine periods ended September 30, 2009. The financial information for these prior periods contained in this report is from the restated financial statements.

SONGZAI INTERNATIONAL HOLDING GROUP INC.

INDEX

		Page Number
PART I. Financial Statements

Item 1.	Financial Information	1

	Consolidated Balance Sheets as of September 30, 2009 (Unaudited) and December 31, 2008 (Restated)	1

	Consolidated Statements of Income and Other Comprehensive Income for the Three Months and Nine Months Ended September 30, 2009 (Unaudited) and September 30, 2008 (Unaudited) (Restated)	2

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2009 (Unaudited) and September 30, 2008 (Unaudited) (Restated)	3

	Notes to Consolidated Financial Statements – September 30, 2009 (Unaudited) and December 31, 2008 (Restated)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	30

PART II. Other Information

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Defaults Upon Senior Securities	32

Item 4.	Submission of Matters to a Vote of Security Holders	32

Item 5.	Other Information	32

Item 6.	Exhibits	32

Signatures		33

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SONGZAI INTERNATIONAL HOLDING GROUP, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	As of September 30, 2009	As of December 31, 2008
	(Unaudited)	(Restated)

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$27,921,285	$16,744,741
Restricted cash	213,197	212,901
Accounts receivable	122,847	-
Other receivables, deposits and prepayments	7,329	47,458
Inventory	346,092	29,662
Total current assets	28,610,750	17,034,762

NONCURRENT ASSETS
Goodwill	26,180,923	26,180,923
Deposit for mine restoration	982,462	-
Prepaid mining right, net	16,917,348	19,188,533
Long term prepaid expense	13,667	27,311
Property and equipment, net	12,632,854	13,711,998
Construction in progress	108,376	97,313
Deferred tax asset, net	169,616	47,751
Asset retirement cost, net	3,068,009	2,630,113
Total noncurrent assets	60,073,255	61,883,942

TOTAL ASSETS	$88,684,005	$78,918,704

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$711,218	$270,325
Unearned revenue	1,167,260	190,217
Accrued liabilities and other payables	481,126	497,549
Taxes payable	1,113,104	6,700,901
Advance from shareholder	2,043,815	1,175,242
Dividend payable to Xing An shareholders	-	12,000,000
Total current liabilities	5,516,523	20,834,234

NONCURRENT LIABILITIES
Asset retirement obligation	4,990,410	3,974,356
Total noncurrent liabilities	4,990,410	3,974,356
Total liabilities	10,506,933	24,808,590

CONTINGENCIES AND COMMITMENT

STOCKHOLDERS’ EQUITY
Series A Preferred Stock ($0.001 par value, 8,000,000 shares authorized, 400,000 shares issued and outstanding)	400	400
Common stock, $0.001 par value, 100,000,000 shares authorized, 14,932,582 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	14,932	14,932
Additional paid in capital	38,870,316	38,726,197
Statutory reserves	9,488,683	7,579,346
Accumulated other comprehensive income	3,382,640	3,575,866
Retained earnings	26,420,101	4,213,373
Total stockholders’ equity	78,177,072	54,110,114

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$88,684,005	$78,918,704

The accompanying notes are an integral part of the consolidated financial statements.

SONGZAI INTERNATIONAL HOLDING GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	FOR THE NINE MONTHS ENDED		FOR THE THREE MONTHS ENDED
	SEPTEMBER 30, 2009	SEPTEMBER 30, 2008	SEPTEMBER 30, 2009	SEPTEMBER 30, 2008
		(Restated)		(Restated)

Net sales	$54,204,888	$42,911,622	$9,267,268	$14,874,732

Cost of goods sold	20,502,960	18,807,215	4,764,557	6,378,685

Gross profit	33,701,928	24,104,407	4,502,711	8,496,047

Operating expenses
Selling expenses	793,389	456,571	256,350	68,565
General and administrative expenses	1,826,959	1,993,517	658,368	495,203

Total operating expenses	2,620,348	2,450,088	914,718	563,768

Income from operations	31,081,580	21,654,319	3,587,993	7,932,279

Non-operating income (expenses)
Interest income	24,379	10,813	7,753	4,851
Interest expense	(235,605)	(143,524)	(77,458)	(55,350)
Other expenses	(362)	(58,523)	(88)	(2,185)
Subsidy income	-	1,432	-	15

Total non-operating expenses	(211,588)	(189,802)	(69,793)	(52,669)

Income before income tax	30,869,992	21,464,517	3,518,200	7,879,610

Provision for income tax	6,731,036	5,023,770	760,381	1,756,926

Net income	24,138,956	16,440,747	2,757,819	6,122,684

Other comprehensive income
Foreign currency translation gain (loss)	(171,736)	2,349,293	(3,273)	308,405

Comprehensive Income	$23,967,220	$18,790,040	$2,754,546	$6,431,089

Basic weighted average shares outstanding	14,932,582	12,528,950	14,932,582	14,932,582

Diluted weighted average shares outstanding	15,341,847	12,790,263	15,348,469	15,332,582

Basic net earnings per share	$1.62	$1.31	$0.18	$0.41

Diluted net earnings per share	$1.57	$1.29	$0.18	$0.40

The accompanying notes are an integral part of the consolidated financial statements.

SONGZAI INTERNATIONAL HOLDING GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	FOR THE NINE MONTHS ENDED
	SEPTEMBER 30, 2009	SEPTEMBER 30, 2008
		(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,138,956	$16,440,747
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	3,705,738	1,629,718
Accretion of interest on asset retirement obligation	145,293	113,210
Imputed interest	90,312	30,315
Stock option compensation expense	53,807	471,979
Change in deferred tax liability	(117,010)	439,637
(Increase) decrease in current assets:
Accounts receivable	(122,791)	3,666,046
Other receivables, deposits and prepayments	(775,504)	110,206
Inventory	(316,263)	546,312
Deposit for mine restoration	(152,703)	-
Increase (decrease) in current liabilities:
Accounts payable	440,563	(116,927)
Unearned revenue	976,444	258,959
Accrued liabilities and other payables	(16,824)	157,009
Taxes payable	(5,590,755)	(3,218,820)

Net cash provided by operating activities	22,459,263	20,528,391

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	(122)	(240)
Cash acquired at purchase of business	-	7,204,465
Prepaid mining right	-	(11,072,649)
Acquisition of property and equipment	(110,672)	(126,678)
Construction in progress	(10,978)	(86,733)

Net cash used in investing activities	(121,772)	(4,081,835)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment from shareholder	258,417	-
Dividend paid	(12,000,000)	-
Advance from shareholder	561,675	1,212,184

Net cash (used in) provided by financing activities	(11,179,908)	1,212,184

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	18,961	1,079,322

NET INCREASE IN CASH & CASH EQUIVALENTS	11,176,544	18,738,062

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	16,744,741	9,327,227

CASH & CASH EQUIVALENTS, END OF PERIOD	$27,921,285	$28,065,289

Supplemental Cash flow data:
Income tax paid	$12,146,558	$7,494,577
Interest paid	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008 (RESTATED)

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

On September 23, 2004, the Company acquired a 75% interest in Heilongjiang Tong Gong Kuang Ye You Xian Gong Si (“Tong Gong”), which owns the mining rights to a coal mine located near Heihe City in the Heilongjiang Province for 400,000 shares of its convertible preferred stock which, at the time of issuance, were convertible into 40,000,000 shares of common stock. (The conversion ratio was amended to 1:10 on December 19, 2006, such that the 400,000 shares of convertible preferred stock were convertible into 4,000,000 shares of common stock) Effective January 7, 2008, the conversion ratio for the preferred stock was changed to 1-for-1 as a result of the 10-to-1 reverse stock split of issued and outstanding shares of common stock which was effective on that date.  Additionally, Harbin Green Ring Biological Degradation Products Developing Co., Ltd. (“Harbin Green”), which owns the remaining 25% of Tong Gong, assigned and transferred its beneficial interests to the Company.  As a result, the Company beneficially owns 100% of Tong Gong.

On December 31, 2007, the Company entered into a Stock Purchase Agreement (the “Agreement”) to acquire two PRC mining companies under common ownership: Heilongjiang Xing An Group Hong Yuan Coal Mine Co., Ltd. (“Hong Yuan”) and Heilongjiang Xing An Group Sheng Yu Mining Co., Ltd. (“Sheng Yu”, and with Hong Yuan sometimes collectively as “Xing An”) for an aggregate purchase price determined by multiplying the number of shares of Songzai outstanding just prior to the transaction (400,000 Series A preferred shares and 6,932,582 common shares) by the average stock price of Songzai stock two days before and two days after the Agreement date.  This transaction was completed on April 4, 2008, and the Xing An shareholders received 8 million shares of Songzai common stock and a promise to pay $30 million, which was treated as a dividend pursuant to the accounting treatment applied to the transaction.  As a result of the transaction Xing An shareholders now collectively own 53% of the combined company.  For accounting purposes, the transaction was accounted for as a reverse acquisition of the Company by Xing An.

Because current PRC regulations restrict foreign ownership of any mining-related company to a maximum of 90% of such company’s equity interest, the Company acquired 90% of the registered capital, representing 90% of the outstanding equity interests, of each of Hong Yuan and Sheng Yu from their owners (the “Xing An Shareholders”). Concurrently with the acquisition, the Xing An Shareholders placed the beneficial interests to the remaining 10% equity interests of Xing An in trust for the benefit of the Company pursuant to a Trust Agreement. Under the terms of the Trust Agreement, all rights attached to the 10% equity interests are to be exercised by the trustee at the direction, and for the sole benefit, of the Company. Transfer of the 10% equity interests to the Company shall occur at such time as permitted under applicable PRC regulations. At such time that the trust is deemed to violate applicable PRC regulations or can no longer achieve its intended purpose, the trust shall terminate, and the 10% equity interests shall revert back to the Xing An Shareholders.

Hong Yuan was incorporated in Heilongjiang Province on August 18, 2003, under the name Daxinganling Mohe County Hong Yuan Coal Mine Co., Ltd. Sheng Yu was incorporated in Heilongjiang Province on August 18, 2003, under the name Daxinganling Mohe County Sheng Yu Mining Co., Ltd. Each company is engaged in production of coal from an underground mine for sale to the utilities and industrial markets.  Both mines are located in Mohe County, in the most northern regions of China, and are geologically joined.  The Xing An shareholders acquired Hong Yuan on August 19, 2005 and Sheng Yu on May 8, 2005. From January 1, 2005 until these companies were acquired by Xing An shareholders, the mines that these companies have mining rights to were not in operation.

On January 7, 2008, the Company amended its Articles of Incorporation to effect a 10-to-1 reverse stock split of its issued and outstanding shares of common stock and a proportional decrease of its authorized number of shares of common stock from 1,000,000,000 to 100,000,000 shares.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements were prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with GAAP were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s 2008 audited financial statements. The results for the nine and three months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of Songzai and its subsidiaries, Tong Gong and Xing An. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

In preparing financial statements in conformity with GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting year. Significant estimates, required by management, include the recoverability of long-lived assets, allowance for doubtful accounts, and the reserve for obsolete and slow-moving inventories. Actual results could differ from those estimates.

Cash and Cash Equivalents

For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At September 30, 2009 and December 31, 2008, the Company had restricted cash of $213,197 and $212,901, respectively, in the bank pledged for coal mine safety that is required by the Heilongjiang Board for Overseeing Safety Production.

Accounts Receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. At September 30, 2009 and December 31, 2008, the Company’s accounts receivable were $122,847 and $0, respectively; and the Company’s bad debt allowance was $0 at both dates based on historical experience on the collection of accounts receivable.

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

Prepaid Mining Rights

Prepaid mining rights represent the portion of the mining rights for which the Company has previously paid.   Prepaid mining rights are expensed based on actual production volume during the period. See additional discussion in Note 6, “Prepaid Mining Rights.”

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement No. 142”), codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, goodwill is not amortized but is tested for impairment annually, or when circumstances indicate a possible impairment may exist. Impairment testing is performed at a reporting unit level. An impairment loss generally would be recognized when the carrying amount of the reporting unit exceeds the fair value of the reporting unit, with the fair value of the reporting unit determined using a discounted cash flow (DCF) analysis. A number of significant assumptions and estimates are involved in the application of the DCF analysis to forecast operating cash flows, including the discount rate, the internal rate of return, and projections of realizations and costs to produce. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated.

Asset Retirement Cost and Obligation

The Company uses Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, codified in FASB ASC Topic 410. This Statement generally requires that the Company’s legal obligations associated with the retirement of long-lived assets are recognized at fair value at the time the obligations are incurred. Obligations are incurred at the time development of a mine commences for underground mines or construction begins for support facilities, refuse areas and slurry ponds. The obligation’s fair value is determined using discounted cash flow techniques and is accreted over time to its expected settlement value. Upon initial recognition of a liability, a corresponding amount is capitalized as part of the carrying amount of the related long-lived asset. Amortization of the related asset is calculated on a unit-of-production method by amortizing the total estimated cost over the salable reserves determined under Industry Guide 7, multiplied by the production during the period.

Xing An voluntarily applied to Daxinganling District Environment Protection Bureau for the asset retirement obligation and is obligated to account for land subsidence, restoration, rehabilitation and environmental protection at a rate of RMB 1 per ton based on total reserves at the end of the useful lives of the mines.

From January 1, 2009, Xing An and Tong Gong were required by the local Environment Protection Bureau and Heilongjiang Province National Land and Resources Administration Bureau to deposit RMB 18,886,500 ($2,765,632) and RMB 5,000,000 ($731,090), respectively, within a certain period of time to a bank account held by local mining authority for land subsidence, restoration and rehabilitation when the mine is fully depleted.  At September 30, 2009, Xing An deposited RMB 5,665,950 ($829,690) and Tong Gong deposited RMB 1,000,000 ($152,772). See additional discussion in Note 11, “Asset Retirement Cost and Obligations.”

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Costs of mine development, expansion of the capacity of or extending the life of our mine are capitalized and principally amortized using the units-of-production method over the actual tons of coals produced directly benefiting from the capital expenditure. Mobile mining equipment and other fixed assets are stated at cost and depreciated on a straight-line basis over the estimated useful lives ranging from 10 to 15 years. Leasehold improvements are amortized over their estimated useful lives or the term of the lease, whichever is shorter. Major repairs and betterments that significantly extend original useful lives or improve productivity are capitalized and depreciated over the period benefited. Maintenance and repairs are generally expensed as incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations.

The estimated useful lives for each category of fixed assets are as follows:

Plant and Machinery	10-15 Years
Motor Vehicles	5 Years
Building and Mining Structure	10 Years

Mining structure includes the main and auxiliary mine shafts, underground tunnels, and other integrant mining infrastructure.

Depreciation for the mine shafts is provided to write off the cost of the mining structure using the units of production method based on salable reserves determined under SEC Industry Guide 7.

Impairment of Long-Lived Assets

Long-lived assets, which include property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of September 30, 2009 and December 31, 2008, there were no impairments of its long-lived assets.

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” codified in FASB ASC Topic 740, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (codified in FASB ASC Topic 740) on January 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48. As a result of the implementation of Interpretation 48, the Company recognized no material adjustments to liabilities or stockholders’ equity. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. At September 30, 2009 and December 31, 2008, the Company did not take any uncertain positions that would necessitate recording of a tax related liability.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (“SAB”) 104 (codified in FASB ASC Topic 480). Coal sales revenues include sales to customers of coal produced at Company operations and coal purchased from other coal mining companies. Sales revenue is recognized when a formal arrangement exists, which is generally represented by a contract between the Company and the buyer; the price is fixed or determinable; title has passed to the buyer, which generally is at the time of delivery; no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as unearned revenue.

When the Company purchases coal from other mining companies, the customers pick up the coal directly from those coal mines’ premises or the coal is shipped directly from other coal mining companies. Purchases and shipments of the coal from other mining companies are arranged at the same time.  Revenue of brokered coal is recognized at the time of delivery

Sales revenue represents the invoiced value of coal, net of value-added tax (“VAT”). All of the Company’s coal that is sold in the PRC is subject to a value-added tax of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing the finished product. The Company records VAT payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government.

Cost of Goods Sold

Cost of goods sold consists primarily of amortization of the mining rights, direct material, direct labor, depreciation of mining preparation plants such as the underground tunnel and the major mine well and related expenses, which are directly attributable to the production of coals. Write-down of inventory to lower of cost or market is also recorded in cost of goods sold.

Resource Compensation Fees

In accordance with the relevant regulations, a company engaged in coal production is required to pay a fee to the Heilongjiang Province National Land and Resources Administration Bureau as for the depletion of coal resources. Tong Gong is required to pay mineral resource fees at a rate of RMB 3 per ton for its total production during the year; Xing An is required to pay resource fees at 1% of its total sales.  The Company expenses such costs as cost of goods sold when incurred.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of other receivables. The Company does not require collateral or other security to support these receivables. The Company conducts periodic reviews of its customers’ financial condition and customer payment practices to minimize collection risk on other receivables.

The operations of the Company are located in the PRC.  Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy.

The Company has cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC. Cash in state-owned banks are not covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in these bank accounts.

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows,” (codified in FASB ASC Topic 230), cash flows from the Company’s operations are calculated based upon the local currencies.  As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.  The cash flows from operating, investing and financing activities exclude the effect of reverse acquisition of Songzai in April of 2008.

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

	Nine Months Ended September 30,
	2009	2008
Net income	$24,138,956	16,440,747

Weighted average shares outstanding - basic	14,932,582	12,528,950
Effect of dilutive securities:
Series “A” preferred stock	400,000	261,313
Options issued	9,265	-
Weighted average shares
outstanding - diluted	15,341,847	12,790,263

Earnings per share – basic	$1.62	1.31
Earnings per share – diluted	$1.57	1.29

	Three Months Ended September 30,
	2009	2008
Net income	$2,757,819	$6,122,684

Weighted average shares outstanding - basic	14,932,582	14,932,582
Effect of dilutive securities:
Series “A” preferred stock	400,000	400,000
Options issued	15,887	-
Weighted average shares
outstanding - diluted	15,348,469	15,332,582

Earnings per share – basic	$0.18	$0.41
Earnings per share – diluted	$0.18	$0.40

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” codified in FASB ASC Financial Instruments, Topic 825, requires the Company disclose estimated fair values of financial instruments.  The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

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

Foreign Currency Translation and Comprehensive Income (Loss)

The functional currency of Tong Gong and Xing An is the Renminbi (“RMB”). For financial reporting purposes, RMB has been translated into United States Dollars (“USD”) as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period.

Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive income”. Gains and losses resulting from foreign currency transactions are included in income. There has been no significant fluctuation in the exchange rate for the conversion of RMB to USD after the balance sheet date.

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

The Company uses SFAS No. 130 “Reporting Comprehensive Income” (codified in FASB ASC Topic 220). Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the nine and three months ended September 30, 2009 and 2008 consisted of net income and foreign currency translation adjustments.

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (codified in FASB ASC Topic 718). The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting, codified in FASB ASC Topic 280.  The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

SFAS 131, codified in FASB ASC Topic 280, has no effect on the Company’s financial statements as substantially all of its operations are conducted in one industry segment - coal mining.

New Accounting Pronouncements

On July 1, 2009, the Company adopted Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168 , “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”).  ASU No. 2009-01 re-defines authoritative GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification™ (“Codification”) and, for SEC registrants, guidance issued by the SEC.  The Codification is a reorganization and compilation of all then-existing authoritative GAAP for nongovernmental entities, except for guidance issued by the SEC.  The Codification is amended to effect non-SEC changes to authoritative GAAP.  Adoption of ASU No. 2009-01 only changed the referencing convention of GAAP in Notes to the Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), codified as FASB ASC Topic 810-10, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company does not believe the adoption of SFAS 167 will have an impact on its financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”), codified as FASB Topic ASC 860, which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company does not believe the adoption of SFAS 166 will have an impact on its financial condition, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”) codified in FASB ASC Topic 855-10-05, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this pronouncement during the second quarter of 2009. SFAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. The Company has evaluated subsequent events through November 13, 2009.

In April 2009, the FASB issued FSP No. SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which is codified in FASB ASC Topic 825-10-50. This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. These additional disclosures are required beginning with the quarter ending June 30, 2009. This FSP had no material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which is codified in FASB ASC Topic 320-10. This FSP modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The FSP also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the FSP, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The FSP further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. FSP 115-2 requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulate other comprehensive income. The Company adopted FSP No. SFAS 115-2 and SFAS 124-2 beginning April 1, 2009. This FSP had no material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP No. SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. SFAS 157-4”). FSP No. SFAS 157-4, which is codified in FASB ASC Topics 820-10-35-51 and 820-10-50-2, provides additional guidance for estimating fair value and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. The Company adopted FSP No. SFAS 157-4 beginning April 1, 2009. This FSP had no material impact on the Company’s financial position, results of operations or cash flows.

3. INVENTORY

Inventory at September 30, 2009 and December 31, 2008 consisted of coal and materials needed for coal extraction.

4. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	September 30,	December 31,
	2009	2008
		(Audited)
Building	$3,045,951	$3,043,457
Mining structure	9,886,730	9,878,629
Production equipment	4,302,423	4,194,548
Office equipment	33,954	63,573
Vehicles	182,459	146,391
	17,451,517	17,326,598
Less: Accumulated depreciation	(4,818,663)	(3,614,600)
	$12,632,854	$13,711,998

Depreciation expense for the nine months ended September 30, 2009 and 2008 was approximately $992,000 and $450,000, respectively.  Depreciation expense for the three months ended September 30, 2009 and 2008 was approximately $324,000 and $180,000, respectively.

5. OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

Other receivables represented advances to employees for traveling and other business related expenses. Deposits mainly represented deposits to the government for certain mining certificates issued by the specific PRC authorities. Prepayments represented payments made for working supplies and utilities.

 6. PREPAID MINING RIGHTS

Prepaid mining rights represent the portion of the mining rights for which the Company has previously paid. The price is determined by the local mining bureau from which the Company acquired its mining rights, based in part on market price set by the Heilongjiang National Land and Resources Administration Bureau and in part on negotiations with the local mining bureau. The price is established at the time of payment, regardless of when production of the underlying coal occurs. The price for Tong Gong was RMB 8 per ton for 2008 and RMB 3.09 per ton for 2005 through 2007; the price for Xing An was RMB 9 per ton for 2008, RMB 6 per ton for 2006 and 2007, and RMB 4 per ton for 2005. For any mining rights granted prior to September 1, 2006, the Company is generally required to pay for the entire amount of coal underlying such mining rights within five years from the date such right is granted unless specific good cause exists for extension. Effective September 1, 2006, under the authority of the Heilongjiang Geology and Mineral Exploration Office, the Company has ten years to fully pay for the coal underlying any mining rights granted on or after such date.

If the Company decides to cease mining at a particular property, and the Company has already extracted all the coal underlying its mining rights, the government will take back that coal mine.  If the Company decides to cease mining but has not extracted all coal it has already paid to extract (i.e. its prepaid mining rights), while the Company will not be entitled to a refund of the corresponding prepaid mining rights from the government, the Company can sell such unused prepaid mining rights to a third party.

The following table illustrates the grant dates of the Company’s mining rights and corresponding payment due dates:

Grant date of mining rights		Extraction rights (in metric tons)		Due date for the payment of mining rights
Xing An	Tong Gong	Xing An	Tong Gong	Xing An	Tong Gong
	12/30/2004		4,649,700		12/30/2009
4/1/2005		816,300		12/30/2010
10/15/2005		13,520,700		9/30/2010
3/1/2007		5,444,800		3/1/2017
	9/30/2007		1,500,000		9/30/2017
Total		19,781,800	6,149,700

* Grant date is the date that the reserves appraisal report by government authorized mining engineers is filed with Heilongjiang Department of Land and Resources and the Company is approved for the total tons of coal it is legally allowed to extract based on the PRC reserves appraisal report.

The Company’s prepaid mining rights consisted of the following.

	September 30, 2009	December 31, 2008 (Audited)
Prepaid mining rights	$25,208,716	$25,188,061
Less: Amortized portion	(8,291,368)	(5,999,528)
Prepaid mining rights, net	$16,917,348	$19,188,533

The Company amortizes the mining rights by using total cost of mining rights (the sum of those for which the Company has paid and those for which the Company is still committed to pay) divided by total salable reserves determined under SEC Industry Guide 7, multiplied by production during the period.  The cost of unpaid mining rights is assumed to be the same as the most current price per ton paid by the Company (RMB 8 per ton). The amortization expense was approximately $2,523,000 and $1,909,000 for the nine months ended September 30, 2009 and 2008, respectively.  The amortization expense was approximately $141,000 and $138,000 for the three months ended September 30, 2009 and 2008, respectively.

As of September 30, 2009, the total quantity of coal the Company is legally allowed to extract under the mining rights of Xing An and Tong Gong was 25,931,500 tons.  The Company paid for 25,165,295 tons at September 30, 2009, and is committed to pay for 766,205 tons of coal at RMB 8 ($1.17) per ton for total of $897,589, which must be paid by September 30, 2017. The prepayment of mining rights is accounted for similar to a royalty agreement as neither the payment terms nor the price per ton is fixed.

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

Advance from shareholder

The Company owed a shareholder $2,043,815 for short-term advances at September 30, 2009. Imputed interest expense is charged at 6% on the amount due at the balance sheet date. Total imputed interest included as additional paid-in capital amounted to $90,312 and $30,315 for the nine months ended September 30, 2009 and 2008; and $30,657 for $16,812 for the three months ended September 30, 2009 and 2008, respectively.

Payments to shareholders

The Company completed the acquisition of Xing An in April 2008 in which the Xing An shareholders, including Mr. Guoqing Yue, the Company’s Chairman of the Board, received 8 million shares of Songzai common stock and a promise to pay $30 million, which is treated as a dividend under the accounting method applied to this tranasction (see Note 18). On October 15, 2008, $18 million was paid to the Xing An shareholders in accordance with the terms of the Stock Purchase Agreement. The Company paid the remaining $12 million to the Xing An shareholders in April 2009.

9. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following:

	September 30,	December 31,
	2009	2008
		(Audited)
Accrued liabilities	$15,053	$42,181
Other payables	464,857	431,472
Other government levies	1,216	23,896
Total	$481,126	$497,549

Accrued liabilities mainly represented accrued payroll and welfare expenses. Other payables mainly consisted of insurance payables, utility payable, employee education and labor union outlays. Other government levies included the fees Xing An was required to pay for Anti-flood and Education Surcharge Tax. Effective April 1st, 2009, Xing An is exempted from the Education Surcharge Tax due to its status as an enterprise with foreign investment resulting from the reverse merger with the Company. Tong Gong is exempted from such levies.

10. TAXES PAYABLE

Taxes payable consisted of the following:

	September 30,	December 31,
	2009	2008 (Audited)
Income tax payable	$758,157	$6,054,110
Value added tax payable	332,645	574,966
Resource tax payable	16,501	47,208
Urban maintenance and construction tax payable	-	23,211
Other taxes	5,801	1,406
	$1,113,104	$6,700,901

11. ASSET RETIREMENT COST AND OBLIGATION

Xing An voluntarily applied to Daxinganling District Environment Protection Bureau for asset retirement obligation to get a tax deduction and is obligated to account for land subsidence, restoration, rehabilitation and environmental protection at a rate of RMB 1 per ton for total reserves at the end of the useful lives of the mines.  These activities include reclaiming the pit, sealing portals at underground mines, and reclaiming and vegetating refuse areas.

Effective January 1, 2009, Xing An and Tong Gong were informed that they would be required by the local Environment Protection Bureau and Heilongjiang Province National Land and Resources Administration Bureau to deposit RMB 18,886,500 ($2,765,632) and RMB 5,000,000 ($731,090), respectively, within a period of time presently expected to be three to five years to a bank account held by local mining authority for land subsidence, restoration and rehabilitation when the mine is fully depleted.  At September 30, 2009, Xing An had deposited RMB 5,665,950 ($829,690), and Tong Gong deposited RMB 1,000,000 $(152,772).

The Company accounts for Xing An and Tong Gong’s asset retirement obligations in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” (codified in FASB ASC Topic 410). The Company reviews the asset retirement obligation at least annually and makes necessary adjustments for permitted changes as granted by state authorities and for revisions of estimates of the amount and timing of costs. For ongoing operations, adjustments to the liability result in an adjustment to the corresponding asset.

The following tables describe the changes to the Company’s asset retirement cost and obligation:

	September 30, 2009	December 31, 2008
		(Audited)
Asset retirement cost	$4,359,751	$3,489,454
Less: Accumulated amortization	(1,291,742)	(859,341)
	$3,068,009	$2,630,113

Amortization expense for asset retirement cost for the nine months and three months ended September 30, 2009 were approximately $434,000 and $28,000; for the nine and three months ended September 30, 2008 was approximately $229,000 and $0, respectively.

Asset Retirement Obligation activity at September 30, 2009 and December 31, 2008 was:

	September 30,	December 31,
	2009	2008 (Audited)
Balance at January 1	$3,974,356	$3,577,759
Asset Retirement Obligation for Tong Gong during the period	867,435	-
Accretion of interest expense	145,293	153,321
Foreign currency translation gain	3,326	243,276
Ending balance	$4,990,410	$3,974,356

12. DEFERRED TAX ASSET, NET

Deferred tax asset represented differences between the tax bases and book bases of amortization expense of mining rights for reserves under Industry Guide 7, and amortization expense on asset retirement cost.

Deferred tax liability consisted of tax deductible safety and maintenance expenses for the coal produced to be incurred in the future. It is deductible for tax purposes at a predetermined rate per ton of coal produced per year.  For financial reporting purposes, this has been recorded as an appropriation of retained earnings. As defined under US GAAP, a liability for safety and maintenance expenses does not exist at the balance sheet date because there is no present obligation to transfer assets or to provide services as a result of any past transaction (see Note 15 – Statutory Reserves).

Deferred tax asset (liability) consisted of the following:

	September 30,	December 31,
	2009	2008
		(Audited)
Deferred tax asset for amortization of mining rights and amortization of asset retirement cost	$1,871,246	$1,397,679
Deferred tax liability for reserve for safety and maintenance	(1,701,630)	(1,349,928)
Net Deferred tax asset	$169,616	$47,751

13. INCOME TAXES

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Songzai International, the US parent company was incorporated in Nevada and has incurred net operating loss (“NOL”) for income tax purposes.  The US parent company has net operating loss carry forwards for income taxes of approximately $2,972,000 which may be available to reduce future years’ taxable income as NOL can be carried forward up to 20 years from the year the loss is incurred. Management believes the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance has been provided for the US parent company.

Tong Gong is a Sino-foreign joint venture enterprise formed in the PRC that is subject to PRC income tax computed according to the relevant laws and regulations in the PRC. According to the PRC government local tax bureau, Tong Gong was entitled to full income tax relief for the first two years commencing on January 2005 and 15% for the subsequent three years from 2007 to 2009.  Effective January 1, 2008, the PRC government implemented new reformed income tax rates with a maximum rate of 25%, under which Tong Gong is subject to a 12.5% income tax rate for 2008 and 2009, and 25% thereafter.  Net income for the Company for the nine and three months ended September 30, 2009 would have been lower by approximately $1,470,000 and $246,000, or $0.10 and $0.02 basic earnings per share, if Tong Gong had not enjoyed a 50% rate deduction for 2009.

Effective from February 13, 2009, Xing An became a foreign invested enterprise as a result of the reverse acquisition by the Company. Xing An is subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

Foreign pretax earnings approximated $31,577,000 and $20,845,000 for the nine months ended September 30, 2009 and 2008 respectively. Pretax earnings of a foreign subsidiary are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are indefinitely invested outside the United States. At September 30, 2009, $31,066,000 of accumulated undistributed earnings of non-U.S. subsidiaries was indefinitely invested. At the existing U.S. federal income tax rate, additional taxes of $2,796,000 would have to be provided if such earnings were remitted currently.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the nine months ended September 30, 2009 and 2008:

	For the Nine Months Ended September 30,
	2009	2008
US statutory rates	34%	34%
Tax rate difference	(9)%	(9)%
Permanent difference on deferred tax	1%	(2)%
Effect of tax holiday	(5)%	-%
Valuation allowance	1%	-%
Tax per financial statements	22%	23%

14. MAJOR CUSTOMERS AND VENDORS

Four customers accounted for 30%, 17%, 17% and 11% of the Company’s sales for the nine months ended September 30, 2009, respectively. Four customers accounted for 29%, 16%, 11% and 10% of the Company’s sales for the nine months ended September 30, 2008, respectively. At September 30, 2009, the total receivable balance due from these customers was $122,847.

Four customers accounted for 26%, 22%, 22% and 16% of the Company’s sales for the three months ended September 30, 2009, respectively.  Two customers accounted for 70% and 12% of the Company’s sales for the three months ended September 30, 2008, respectively.

There were no major vendors for the Company for the nine and three months ended September 30, 2009 and 2008.

15. STATUTORY RESERVES

Pursuant to the new corporate law of the PRC effective January 1, 2006, the Company is now only required to maintain one statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings.

Surplus reserve fund

The Company is now required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital.

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

Common welfare fund

Common welfare fund is a voluntary fund that the Company can elect to transfer 5% to 10% of its net income, as determined under PRC accounting rules and regulations, to this fund.  The Company did not make any contribution to this fund during the three month periods ended September 30, 2009 and 2008.

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

The following table reconciles the statutory reserves:

	September 30,	December 31,
	2009	2008
		(Audited)
Statutory surplus reserve	$3,187,512	$2,660,321
Safety and Maintenance reserve	6,301,171	4,919,025
Total statutory reserves	$9,488,683	$7,579,346

16. STOCK-BASED COMPENSATION PLAN

On June 9, 2008, the Company granted options to an employee under the Company’s 2006 stock option plan to purchase up to 55,000 shares of the Company’s common stock at an exercise price of $9.35 per share for a period of 5 years. The options vested and became exercisable immediately upon their issuance. The options were terminated on March 10, 2009 and replaced by same number of options with exercise price of $5.36 per share for a period of 5 years under the Company’s 2009 stock option plan, the replaced options vested and became exercisable immediately upon their issuance.  Based on SFAS 123R (codified in FASB ASC Topic 718), the replaced options was a modification of the original options in substance, the Company compared the fair value of new options to the fair value of the original options based on the factors at the modification date, and concluded no incremental compensation cost need to be recorded as the fair value of the new options was less than the fair value of the original options.

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

Based on the fair value method under SFAS 123R (codified in FASB ASC Topic 718), the fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk free interest rate is based upon market yields for United States Treasury debt securities at a maturity near the term remaining on the option. Dividend rates are based on the Company’s dividend history. The stock volatility factor is based on the historical volatility of the Company’s stock price. The expected life of an option grant is based on management’s estimate as no options have been exercised in the Plan to date. The fair value of each option grant to employees is calculated by the Black-Scholes method and is recognized as compensation expense over the vesting period of each stock option award. For stock options issued, the fair value was estimated at the date of grant using the following range of assumptions:

The options vested upon issuance and have a life of 5 years, with volatility of 100%, risk free interest rate of 3.76%, and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options.

The following table summarizes activities of these options for the nine months ended September 30, 2009:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Outstanding at December 31, 2007	-	$-	-
Exercisable at December 31, 2007	-
Granted	55,000	9.35	5.00
Exercised	-
Outstanding at December 31, 2008	55,000	9.35	4.44
Exercisable at December 31, 2008	55,000
Cancelled	(55,000)	(9.35)	(4.44)
Exercised	-	-	-
Granted	75,000	5.61	5.00
Outstanding at September 30, 2009	75,000	$5.61	4.44
Exercisable at September 30, 2009	75,000

The weighted-average grant date fair value of stock options granted to an employee and a director during the nine months ended September 30, 2009 was $4.88 per share. The Company recorded $53,807 of compensation expense for stock options to the independent director during the nine months ended September 30, 2009.  There were no options exercised during the nine months ended September 30, 2009.

17. CONTINGENCIES AND COMMITMENTS

The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

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

The Company’s total rental expense for the nine months ended September 30, 2009 and 2008 was approximately $59,400 and $20,800, respectively; and approximately $19,800 and $10,100 for the three months ended September 30, 2009 and 2008, respectively.

As of September 30, 2009, the future minimum annual lease payments required under the operating leases are as follows:

Year Ending September 30,

2010	$79,116
2011	74,323
2012	21,600
2013	21,600
2014	21,600
Thereafter	18,000
Total future lease payments	$236,239

18. REVERSE ACQUISITION

On April 4, 2008, the Company completed the acquisition of 90% of Xing An pursuant to the Agreement for an aggregate purchase price determined by multiplying the number of shares of Songzai outstanding just prior to the transaction (400,000 Series A preferred shares and 6,932,582 common shares) by the average stock price of Songzai stock two days before and two days after the Agreement date. The beneficial interests to the remaining 10% of Xing An were placed in trust by the Xing An shareholders for the benefit of the Company because current PRC regulations restrict foreign ownership of any mining-related company to a maximum of 90% of such company’s equity interests.  In connection with the transaction, the Xing An shareholders received 8 million shares of Songzai common stock and a promise to pay $30 million, which is treated as a dividend pursuant to the accounting treatment applied to the transaction.  As a result of the acquisition, the Xing An Shareholders now collectively own 53% of the combined company. For accounting purposes, the acquisition of Xing An by Songzai is accounted for as a reverse acquisition of Songzai by Xing An.

For convenience of reporting the acquisition for accounting purposes, April 1, 2008 was designated as the acquisition date.

The following table summarizes the fair values of the assets acquired and liabilities assumed of Songzai, at the date of acquisition.  The cash consideration of $30 million was treated as dividend payable to Xing An shareholders and was recorded as a charge to retained earnings. The total purchase consideration exceeded the fair value of the net assets acquired for the acquisition by $26,180,923 which was recorded as goodwill.

Cash	$7,204,465
Restricted cash	206,969
Advance to suppliers	51,002
Other receivables	150,693
Inventory	37,870
Prepaid mining rights	1,562,426
Property and equipment	6,186,427
Goodwill	26,180,923
Accounts payable	(317,115)
Tax payable	(342,211)
Advances from shareholder	(900,184)
Other current liabilities	(696,394)
Deferred tax liability	(169,990)
Purchase price	$39,154,881

The following unaudited pro forma consolidated results of continuing operations for Xing An and Songzai for the nine months ended September 30, 2008 presents the operations of Xing An and Songzai as if the acquisitions occurred on January 1, 2008.  The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisitions been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

For the nine months ended September 30, 2008	Pro forma Consolidated (Restated)

Net revenue	$47,044,591
Cost of revenue	21,195,404
Gross profit	25,849,187
Total operating expenses	2,870,567
Income from operations	22,978,620
Total non-operating expenses, net	(197,337)
Income before income tax	22,781,283
Income tax	5,177,240
Net income	$17,604,043

Basic weighted average shares outstanding	14,932,582
Diluted weighted average shares outstanding	15,332,582

Basic net earnings per share	$1.18
Diluted net earnings per share	$1.15

19. RESTATEMENT OF FINANCIAL STATEMENTS

The balance sheets at December 31, 2008, the statements of income and comprehensive income, and the statements of cash flows for the nine months ended September 30, 2008 were restated to reflect the following while financial statements for the nine months ended September 30, 2009 were prepared with the effects of restatement for prior periods.  The Company expects to file these restatements on Form 10-K/A for the year ended December 31, 2008 and Forms 10-Q/A for each of the periods ended March 31, 2009 and June 30, 2009, shortly after the filing of this report on Form 10-Q.

Amortization of mining rights based on salable reserves determined under SEC Industry Guide 7, which resulted in additional $1,277,000 of amortization expense for the nine months ended September 30, 2008, and decreased amortization expense of $54,000 for the three months ended September 30, 2008.  The Company initially calculated the amortization expense by using tons of coal extracted multiplied by the price per ton that was paid based on the first in first out method.

Amortization of asset retirement obligations based on salable reserves determined under SEC Industry Guide 7, which resulted in additional $101,000 of amortization expense on asset retirement obligation for the nine months ended September 30, 2008, and decreased amortization expense of $44,000 for the three months ended September 30, 2008. The Company initially amortized asset retirement obligation on a straight line basis over the estimated useful lives of the capped amount of coal that the Company is legally allowed to extract.

Excluding the $30 million in cash payable pursuant to the transaction to the Xing An shareholders as a deduction from the market value of the shares issued in determining the purchase price resulted in goodwill of $26,180,923 and additional property and equipment of $4.77 million. The Company originally subtracted the $30 million in cash payable to the Xing An shareholders from the market value of Songzai shares issued to Xing An shareholders in determining the purchase price.

Reclassification of entire mining rights as noncurrent.

Reclassification of cash payment for mining rights from operating activities to investing activities.

The following tables present the effects of the restatement adjustment on the accompanying consolidated statements of income and comprehensive income for the nine months ended September 30, 2008:

Consolidated Statement of Income and Comprehensive Income for the Nine Months Ended September 30, 2008	As previously Reported	Restated	Net Adjustment

Cost of goods sold	$17,530,476	$18,807,215	$1,276,739
General and Administrative expenses	$1,891,267	$1,993,517	$102,250
Income from operations	$23,033,308	$21,654,319	$(1,378,989)
Income before income tax	$22,843,506	$21,464,517	$(1,378,989)
Provision for income tax	$5,323,482	$5,023,770	$(299,712)
Net income	$17,520,024	$16,440,747	$(1,079,277)
Foreign currency translation gain	$2,370,064	$2,349,293	$(20,771)
Comprehensive income	$19,890,088	$18,790,040	$(1,100,048)

Basic net earnings per share	$1.40	$1.31	$(0.09)
Diluted net earnings per share	$1.37	$1.29	$(0.08)

The following tables present the effects of the restatement adjustment on the accompanying consolidated statements of income and comprehensive income for the three months ended September 30, 2008, respectively:

Consolidated Statement of Income and Comprehensive Income for the Three Months Ended September 30, 2008	As previously Reported	Restated	Net Adjustment

Cost of goods sold	$6,432,389	$6,378,685	$(53,704)
General and Administrative expenses	$538,787	$495,203	$(43,584)
Income from operations	$7,834,991	$7,932,279	$97,288
Income before income tax	$7,782,322	$7,879,610	$97,288
Provision for income tax	$1,721,335	$1,756,926	$35,591
Net income	$6,060,987	$6,122,684	$61,697
Foreign currency translation gain	$308,206	$308,405	$199
Comprehensive income	$6,369,193	$6,431,089	$61,896

Basic net earnings per share	$0.41	$0.41	$-
Diluted net earnings per share	$0.40	$0.40	$-

The following tables present the effects of the restatement adjustment on the accompanying consolidated balance sheets at December 31, 2008:

Consolidated Balance Sheet at December 31, 2008	As previously Reported		Restated		Net Adjustment

Prepaid mining rights - current		$816,655		$-		$(816,655)
	$		$		$
Goodwill		$-		$26,180,923		$26,180,923
Prepaid mining rights, net		$22,680,091		$19,188,533		$(3,491,558)
Property and equipment, net		$8,936,076		$13,711,998		$4,775,922
Deferred tax asset		$-		$47,751		$47,751
Asset retirement obligation		$2,922,418		$2,630,113		$(292,305)

Total assets		$52,514,626		$78,918,704		$26,404,078

Deferred tax liability		$155,466		$-		$(155,466)

Additional paid in capital		$8,726,197		$38,726,197		$30,000,000
Accumulated other comprehensive income		$3,624,946		$3,575,866		$(49,080)
Retained earnings		$7,604,749		$4,213,373		$(3,391,376)

Total stockholder’s equity		$27,550,570		$54,110,114		$26,559,544

The following tables present the effects of the restatement adjustment on the accompanying consolidated statements of cash flows for the nine months ended September 30, 2008:

Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2008	As previously Reported	Restated	Net Adjustment

Net income	$17,520,024	$16,440,747	$(1,079,277)
Depreciation and amortization	$250,729	$1,629,718	$1,378,989
Changes in deferred tax	$739,349	$439,637	$(299,712)
Prepaid mining rights	$(11,072,649)	-	11,072,649
Net cash provided by operating activities	$9,455,742	$20,528,391	$11,072,649

Prepaid mining rights	$-	$(11,072,649)	$(11,072,649)
Net cash provided by /(used in) investing activities	$6,990,814	$(4,081,835)	$(11,072,649)

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

In this Form 10-Q, references to “we”, “our”, “us”, the “Company”, “Songzai” or the “Registrant” refer to Songzai International Holding Group, Inc.

OVERVIEW

We are a company engaged in coal production and sales by exploring, assembling, assessing, permitting, developing and mining coal properties in the People’s Republic of China (“PRC”). After obtaining permits from the Heilongjiang Province National Land and Resources Administration Bureau and the Heilongjiang Economic and Trade Commission, we extract coal from properties to which we have the right to mine capped amounts of coal, and then sell most of the coal on a per metric ton (“ton”) basis in cash on delivery, primarily to power plants, cement factories, wholesalers and individuals for home heating. We do not own the coal mines, but have mining rights to extract a capped amount of coal from a mine as determined by government authorized mining engineers and approved by the Heilongjiang Department of Land and Resources. Through the end of March 2008, our business consisted of the operations of Tong Gong coal mine in northern PRC, located approximately 175 km southwest of the city of Heihe in the Heilongjiang Province.

Pursuant to a stock purchase agreement that we entered into on December 31, 2007, on April 4, 2008, we added two coal mines to our operations when we completed the acquisition of two mining companies, Hong Yuan and Sheng Yu, through a meger with Xing An.  In connection with that transaction, the Xing An shareholders received 8 million shares of Songzai common stock and a promise to pay $30 million, which is treated as a dividend pursuant to the accounting treatment applied to the transaction. The purchase price was determined by multiplying the number of shares of Songzai outstanding just prior to the transaction (400,000 Series A preferred shares and 6,932,582 common shares) by the average stock price of Songzai stock two days before and two days after the Agreement date. After the closing of this acquisition transaction, the Xing An shareholders collectively own 53% of the combined company. Accordingly, for accounting purposes, the transaction is accounted for as a reverse acquisition of the Company by Xing An. Xing An operates two coal mines, the Hong Yuan and Sheng Yu mines, located in Mohe City in Heilongjiang Province. On October 15, 2008, we paid $18 million of the dividend to the Xing An Shareholders in accordance with the terms of the Stock Purchase Agreement. We paid the remaining $12 million of the dividend to the Xing An shareholders in April 2009.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

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

Prepaid Mining Rights

Prepaid mining rights represent that portion of the mining rights for which the Company has previously paid.  Prepaid mining rights are expensed based on actual production volume during the period.

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement No. 142”), codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, goodwill is not amortized but is tested for impairment annually, or when circumstances indicate a possible impairment may exist. Impairment testing is performed at a reporting unit level. An impairment loss generally would be recognized when the carrying amount of the reporting unit exceeds the fair value of the reporting unit, with the fair value of the reporting unit determined using a discounted cash flow (DCF) analysis. A number of significant assumptions and estimates are involved in the application of the DCF analysis to forecast operating cash flows, including the discount rate, the internal rate of return, and projections of realizations and costs to produce. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated.

Asset Retirement Cost and Obligation

The Company uses Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, codified in FASB ASC Topic 410. This Statement generally requires that the Company’s legal obligations associated with the retirement of long-lived assets are recognized at fair value at the time the obligations are incurred. Obligations are incurred at the time development of a mine commences for underground mines or construction begins for support facilities, refuse areas and slurry ponds. The obligation’s fair value is determined using discounted cash flow techniques and is accreted over time to its expected settlement value. Upon initial recognition of a liability, a corresponding amount is capitalized as part of the carrying amount of the related long-lived asset. Amortization of the related asset is calculated on a unit-of-production method by amortizing the total estimated cost over the salable reserves determined under Industry Guide 7, multiplied by the production during the period.

Xing An voluntarily applied to Daxinganling District Environment Protection Bureau for the asset retirement obligation and is obligated to account for land subsidence, restoration, rehabilitation and environmental protection at a rate of RMB 1 per ton based on total reserves at the end of the useful lives of the mines.

Effective January 1, 2009, Xing An and Tong Gong were informed that they would be required by the local Environment Protection Bureau and Heilongjiang Province National Land and Resources Administration Bureau to deposit RMB 18,886,500 ($2,765,632) and RMB 5,000,000 ($731,090), respectively, within a period of time presently expected to be three to five years to a bank account held by local mining authority for land subsidence, restoration and rehabilitation when the mine is fully depleted.  At September 30, 2009, Xing An deposited RMB 5,665,950 ($829,690) and Tong Gong deposited RMB 1,000,000 $(152,772).

Property, Plant, and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Costs of mine development, expansion of the capacity of or extending the life of our mine are capitalized and principally amortized using the units-of-production method over the actual tons of coals produced directly benefiting from the capital expenditure. Mobile mining equipment and other fixed assets are stated at cost and depreciated on a straight-line basis over the estimated useful lives ranging from 10 to 15 years. Leasehold improvements are amortized over their estimated useful lives or the term of the lease, whichever is shorter. Major repairs and betterments that significantly extend original useful lives or improve productivity are capitalized and depreciated over the period benefited. Maintenance and repairs are generally expensed as incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations.

The estimated useful lives for each category of the fixed assets are as follows:

Plant and Machinery	10-15 Years
Motor Vehicles	5 Years
Building and Mining Structure	10 Years

Mining structure includes the main and auxiliary mine shafts, underground tunnels, and other integrant mining infrastructure. Depreciation for the mine shafts is provided to write off the cost of the mining structure using the units of production method based on the salable reserves determined under SEC Industry Guide 7.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (“SAB”) 104, codified in FASB ASC Topic 480.  Coal sales revenues include sales to customers of coal produced at Company operations and coal purchased from other coal mining companies. Sales revenue is recognized when a formal arrangement exists, which is generally represented by a contract between the Company and the buyer; the price is fixed or determinable; title has passed to the buyer, which generally is at the time of delivery; no other significant obligations of the Company exist and collectability is reasonably assured.  Payments received before all of the relevant criteria for revenue recognition are recorded as unearned revenue.

When the Company purchases coal from other mining companies, the customers pick up the coal directly from those coal mines premises or the coal is shipped directly from other coal mining companies. Purchases and shipments of the coal from other mining companies are arranged at the same time.  Revenue of brokered coal is recognized at the time of delivery.

Cost of Goods Sold

Cost of goods sold consists primarily of amortization of the mining rights, direct material, direct labor, depreciation of mining preparation plants such as the underground tunnel and the major mine well and related expenses, which are directly attributable to the production of coals. Write-down of inventory to lower of cost or market is also recorded in cost of goods sold.

Foreign Currency Translation and Comprehensive Income (Loss)

The functional currency of Tong Gong and Xing An is the Renminbi (“RMB”). For financial reporting purposes, RMB has been translated into United States dollars (“USD”) as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period.

Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive income”. Gains and losses resulting from foreign currency transactions are included in income. There has been no significant fluctuation in the exchange rate for the conversion of RMB to USD after the balance sheet date.

The Company uses SFAS No. 130 “Reporting Comprehensive Income,” codified in FASB ASC Topic 220. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders.

Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting, codified in FASB ASC Topic 280.  The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

SFAS 131, codified in FASB ASC Topic 280 has no effect on the Company’s financial statements as substantially all of its operations are conducted in one industry segment - coal mining.

RECENT ACCOUNTING PRONOUNCEMENTS

On July 1, 2009, the Company adopted Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168 , “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”).  ASU No. 2009-01 re-defines authoritative GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification™ (“Codification”) and, for SEC registrants, guidance issued by the SEC.  The Codification is a reorganization and compilation of all then-existing authoritative GAAP for nongovernmental entities, except for guidance issued by the SEC.  The Codification is amended to effect non-SEC changes to authoritative GAAP.  Adoption of ASU No. 2009-01 only changed the referencing convention of GAAP in Notes to the Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), codified as FASB ASC Topic 810-10, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company does not believe the adoption of SFAS 167 will have an impact on its financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”), codified as FASB Topic ASC 860, which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company does not believe the adoption of SFAS 166 will have an impact on its financial condition, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”) codified in FASB ASC Topic 855-10-05, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this pronouncement during the second quarter of 2009. SFAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. The Company has evaluated subsequent events through November 13, 2009.

In April 2009, the FASB issued FSP No. SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which is codified in FASB ASC Topic 825-10-50. This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. These additional disclosures are required beginning with the quarter ending June 30, 2009. This FSP had no material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which is codified in FASB ASC Topic 320-10. This FSP modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The FSP also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the FSP, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The FSP further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. FSP 115-2 requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulate other comprehensive income. The Company adopted FSP No. SFAS 115-2 and SFAS 124-2 beginning April 1, 2009. This FSP had no material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP No. SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. SFAS 157-4”). FSP No. SFAS 157-4, which is codified in FASB ASC Topics 820-10-35-51 and 820-10-50-2, provides additional guidance for estimating fair value and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. The Company adopted FSP No. SFAS 157-4 beginning April 1, 2009. This FSP had no material impact on the Company’s financial position, results of operations or cash flows.

RESULTS OF OPERATIONS

On April 4, 2008, the Company completed the acquisition of 90% of Xing An for an aggregate purchase price determined by multiplying the number of shares of Songzai outstanding just prior to the transaction (400,000 Series A preferred shares and 6,932,582 common shares) by the average stock price of Songzai stock two days before and two days after the Agreement date. Pursuant to the purchase agreement, the Xing An shareholders received a promise to pay $30 million, which is treated as a dividend under the accounting treatment of the transaction, and 80,000,000 shares (pre-10-to-1 reverse stock split effected on January 7, 2008) of Songzai’s common stock. The beneficial interests to the remaining 10% of Xing An were placed in trust by the Xing An Shareholders for the benefit of the Company. As a result of the acquisition, the Xing An Shareholders now collectively own 53% of the combined company. For accounting purposes, the acquisition of Xing An by Songzai is accounted for as a reverse acquisition of Songzai by Xing An, and April 1, 2008 has been designated as the acquisition date.

Comparison of Nine Months Ended September 30, 2009 and 2008

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	Nine Months Ending September 30, 2009 (unaudited)		Nine Months Ending September 30, 2008 (Restated) (unaudited)
	$	% of Sales	$	% of Sales
Sales	54,204,888	100%	42,911,622	100%
Cost of Sales	20,502,960	38%	18,807,215	44%
Gross Profit	33,701,928	62%	24,104,407	56%
Operating Expenses	2,620,348	5%	2,450,088	6%
Income from Operations	31,081,580	57%	21,654,319	50%
Other Income (Expenses), net	(211,588)	(0.4)%	(189,802)	(0.4)%
Income tax	6,731,036	12%	5,023,770	12%
Net Income	24,138,956	45%	16,440,747	38%

Coal mining production and sales at our three mines, in tons, for the periods indicated:

	Tong Gong Coal Mine						Xing An Coal Mines (Hong Yuan and Sheng Yu)
	Production (tons)		Brokerage (tons)	Sales (tons)		Production (tons)	Brokerage (tons)	Sales (tons)

Nine months ended September 30, 2009	350,000		55,000	390,229		396,466	280,000	676,903

Nine months ended September 30, 2008	372,229	*	87,069	459,298	*	659,737	403,700	953,518

* Only the production and sales of Tong Gong for the six months ended September 30, 2008 have been included in our consolidated results for the nine months ended September 30, 2008, as the reverse acquisition of Songzai by Xing An took place in April of 2008.

Sales. Our revenues are derived primarily from the sales of coal. For the nine months ended September 30, 2009, we had sales of $54.2 million as compared to sales of $42.91 million for the nine months ended September 30, 2008, an increase of approximately 26%.  The increase in sales revenue is primarily due to increase in our selling price. The average selling price per ton for the nine months of 2009 was approximately $50.79, compared to the average selling price of approximately $30.37 per ton for the nine months of 2008, an increase of 67%.  Our total sales volume in tons was 1,067,132 tons for nine months of 2009 (combining the sales volumes of Xing An and Tong Gong), as compared to 1,275,280 tons of sales for the nine months of 2008 (reflecting 9 months of Xing An’s sales volume and 6 months of Tong Gong’s sales volume) a decrease of 208,148 tons or approximately 16%.  The decrease in sales volume was mainly due to the temporary closing of a major power plant customer for one month in July for overhauling and maintenance of its boilers. Our high average selling price for the nine months of 2009 was a result of adjusting our selling price in 2009 according to the market price in Heilongjiang province, and our selling price can vary dramatically depending on the prevailing market price of coal in Heilongjiang Province.

Cost of Sales.  Our cost of sales for the nine months ended September 30, 2009 and 2008 consisted of coal production cost, brokered coal cost and all depreciation, depletion and amortization attributable to our mining operations. Cost of sales for the nine months ended September 30, 2009 was $20.5 million, an increase of $1.7 million or approximately 9%, from $18.81 million for the same period of 2008. Our total production during the nine months of 2009 was 746,466 tons (combining the production volumes of Xing An and Tong Gong), as compared to 894,430 tons produced (reflecting 9 months of Xing An and 6 months of Tong Gong’s production volume) for the same period of 2008. Cost of sales as a percentage of sales decreased to approximately 38% for the nine months of 2009 from approximately 44% for the same period in 2008. This decrease was mainly due to significant increase in the average selling price of coal period over period, despite an increase in production cost and decrease in production volume.  Our average cost per ton for production was $19.73 in the nine months of 2009, as compared to $15.21 for the same period in 2008.  This increase is attributable to overall price increases in China since the third quarter of 2008 including our coal production cost.

In addition to mining coal, we also broker coal from small independent mines operating in the areas surrounding the mines that we operate, which often have little or no market for their coal as they lack the means to transport coal from the mine sites. This is especially true for the small mines around Xing An coal mines. Xing An and Tong Gong brokered 280,000 tons and 55,000 tons, respectively, during the nine months ended September 30, 2009 to meet customer demands, with average cost of $19.24 per ton; the brokerage cost was also increased from $16.91 per ton in 2008 as a result of an overall increased production cost in China.

Gross Profit. Gross profit was $33.7 million for nine months ended September 30, 2009 as compared to $24.1 million for the same period of 2008, representing an increase of $9.6 million, or 40%.  Our gross profit as a percentage of sales was approximately 62% in the nine months of 2009 as compared to approximately 56% in the same period in 2008. The increase in gross profit margin was mainly attributable to the high average selling price of coal for the nine months of 2009, despite the lower sales volume as compared to the same period in 2008.

Operating Expenses.  Operating expenses totaled $2.62 million for nine months ended September 30, 2009 as compared to $2.45 million for the same period in 2008, an increase of $170,260 or approximately 7%.  This increase was primarily attributable to increased expense of Xing An for repairing and maintenance the road from the coal mine to the coal stockyard.

Net Income. Our net income for the nine months ended September 30, 2009 was $24.14 million as compared to net income of $16.44 million for the same period of 2008, an increase of $7.7 million. Net income as a percentage of sales increased from 38% for the nine months of 2008 to 45% for the nine months of 2009. This is mainly attributed to the significant increase in the average selling price of coal combined with the tax holiday of 50% income tax rate deduction for Tong Gong.

Comparison of Three Months Ended September 30, 2009 and 2008

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	Quarter Ending September 30, 2009 (unaudited)		Quarter Ending September 30, 2008 (Restated) (unaudited)

	$	% of Sales	$	% of Sales
Sales	9,267,268	100%	14,874,732	100%
Cost of Sales	4,764,557	51%	6,378,685	43%
Gross Profit	4,502,711	49%	8,496,047	57%
Operating Expenses	914,718	10%	563,768	4%
Income from Operations	3,587,993	39%	7,932,279	53%
Other Income (Expenses), net	(69,793)	(1)%	(52,669)	(0.4)%
Income tax	760,381	8%	1,756,926	12%
Net Income	2,757,819	30%	6,122,684	41%

Coal mining production and sales at our three mines, in tons, for the periods indicated:

	Tong Gong Coal Mine				Xing An Coal Mines (Hong Yuan and Sheng Yu)
	Production (tons)	Brokerage (tons)	Sales (tons)	Production (tons)	Brokerage (tons)	Sales (tons)

Three months ended September 30, 2009:	67,416	55,000	107,645	-	100,000	102,148

Three months ended September 30, 2008:	66,448	87,069	153,517	0	157,700	255,909

Sales. Our revenues are derived primarily from sales of coal. For the three months ended September 30, 2009, we had sales of $9.27 million as compared to sales of $14.87 million for the three months ended September 30, 2008, a decrease of approximately 38%.  The decrease was mainly due to the temporary closing of a major power plant customer for one month in July for overhauling and maintenance of its boilers. Our total sales volume was 209,793 tons for the third quarter of 2009, as compared to 409,426 tons of sales for the third quarter of 2008, a decrease of 199,633 tons or approximately 49%.  The average selling price per ton for the third quarter of 2009 was approximately $44.17, compared to the average selling price of approximately $37.61 per ton for the third quarter of 2008, an increase of 17%.  Our high average selling price for the third quarter of 2009 was a result of adjusting our selling price in 2009 according to the market price in Heilongjiang province, and our selling price can vary dramatically depending on the prevailing market price of coal in Heilongjiang Province.

Cost of Sales.  Our cost of sales for the three months ended September 30, 2009 and 2008 consisted of coal production cost, brokered coal cost and all depreciation, depletion and amortization attributable to our mining operations. Cost of sales for the three months ended September 30, 2009 was $4.76 million, a decrease of $1.61 million or approximately 25%, from $6.38 million for the same period of 2008. The decrease is in line with the decreased sales volume as a result of decreased demand from one of our major customers during the quarter. Our total production during the third quarter of 2009 was 67,416 tons as compared to 66,448 tons produced for the same period in 2008. Cost of sales as a percentage of sales increased to approximately 51% for the third quarter of 2009 from approximately 43% for the same period in 2008. This increase was mainly due to increase in labor costs, cost for enhancing the mining safety and increase in brokerage cost.  Our cost per ton for production was $21.96 in the third quarter of 2009, as compared to $16.75 for the same period in 2008.   In addition to mining coal, Xing An and Tong Gong also brokered 100,000 tons and 55,000 tons, respectively, during the third quarter of 2009 to meet customer demands, with average cost of $23.42 per ton.

Gross Profit. Gross profit was $4.5 million for the three months ended September 30, 2009 as compared to approximately $8.5 million for the same period of 2008, representing a decrease of $3.99 million, or 47%.  Our gross profit as a percentage of sales was approximately 49% in the third quarter of 2009 as compared to approximately 57% in the same period in 2008. The decrease in gross profit margin was mainly attributable to increased coal production cost and brokerage cost for the third quarter of 2009 compared with same period of last year.

Operating Expenses.  Operating expenses totaled $914,718 for the three months ended September 30, 2009 as compared to $563,768 for the same period in 2008, an increase of $350,949 or approximately 62%.  This increase was primarily attributable to increased expense of Xing An for repairing and maintaining about 20 to 25 kilometers of the road from the coal mine to the coal stockyard.

Net Income. Our net income for the three months ended September 30, 2009 was approximately $2.76 million as compared to net income of $6.12 million for the same period of 2008, a decrease of $3.36 million. Net income as a percentage of sales decreased from 41% for the third quarter of 2008 to 30% for the third quarter of 2009.  This decrease was mainly due to decreased sales volume and increased cost and expenses as described above.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

As of September 30, 2009, we had cash and cash equivalents of $27,921,285. Our working capital was approximately $23.09 million. The ratio of current assets to current liabilities was 5.19:1 at September 30, 2009.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30
	2009	2008 (Restated)
Cash provided by (used in):
Operating Activities	$22,459,263	$20,528,391
Investing Activities	$(121,772)	$(4,081,835)
Financing Activities	$(11,179,908)	$1,212,184

Net cash flow provided by operating activities was approximately $22.46 million for the nine months of 2009 while net cash flow provided by operating activities was approximately $20.53 million for the same period of 2008.  The increase in cash inflow from operating activities mainly resulted from an increase in net income and quick collection of payments from our customers for the sales of coal.

Net cash flow used in investing activities was $121,772 for the nine months of 2009, compared to $4.08 million of net cash used in investing activities for the same period of 2008. This decrease in cash outflow for investing activities was mainly due to purchase of mining equipment and construction of an employee training room and shower facility for the aggregate of $120,000 at the Tong Gong mine site, while in the same period of 2008, we paid $11.07 million for mining rights offset by cash acquired of approximately $7.2 million from the acquisition of Songzai.

Net cash flow used in financing activities was approximately $11.18 million for the nine months of 2009 as compared to net cash provided by financing activities of approximately $1.21 million for the same period of 2008. The cash outflow in the nine months of 2009 was primarily due to the payment of $12 million to the selling shareholders of Xing An.

Based on our current expectations, we believe that our cash and cash equivalents, and cash generated from operations will satisfy our working capital needs, and other liquidity requirements associated with our existing operations through the next 12 months. We would like to expand our existing mining operations and acquire additional coal mining rights, but we will finance such acquisitions through the issuance of debt or equity securities. Failure to obtain such financing could have a material adverse effect on our plans for expansion.

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

The following tables summarize our contractual obligations as of September 30, 2009, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +

Contractual Obligations :
Bank Indebtedness	$-	$-	$-	$-	$-
Other Indebtedness	$-	$-	$-	$-	$-
Capital Lease Obligations	$-	$-	$-	$-	$-
Operating Leases	$-	$-	$-	$-	$-
Mining Rights	$893,664	$-	$-	$-	$893,664
Total Contractual Obligations:	$893,664	$-	$-	$-	$893,664

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

As of September 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the nine months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part II, Item 1A, of our Quarterly Report on Form
10-Q as of and for the quarter ended March 31, 2009.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONGZAI INTERNATIONAL HOLDING GROUP, INC. (Registrant)

Date: November 16, 2009	By:	/s/ Hongwen Li
Hongwen Li
Chief Executive Officer

Date: November 16, 2009	By:	/s/ Yvonne Zhang
Yvonne Zhang
Chief Financial Officer

EXHIBIT INDEX

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer