Form 10-K/A
period 2008-12-31
SONGZAI INTERNATIONAL HOLDING GROUP INC
filed 2009-11-25
CIK 1145761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K /A
(Amendment No. 1)

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

Number of shares of common stock outstanding as of March 23, 2009: 14,932,582

TO ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2008

EXPL AN ATORY NOTE

Songzai International Holding Group Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2008, originally filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2009 (the “Original Form 10-K”), in response to comments received from the SEC. In addition, we are concurrently filing Forms 10-Q/A as of and for the periods ended each of March 31, 2009, June 30, 2009 and September 30, 2009.

The comments from the SEC related to, among other things, (i) the proper disclosure reconciling the coal reserves as estimated under the People’s Republic of China mining rights appraisal process with the reserves as estimated pursuant to SEC Industry Guide 7, (ii) the accounting for our reverse acquisition of Heilongjiang Xing An Group Hong Yuan Coal Mining Co., Ltd. and Heilongjiang Xing An Group Sheng Yu Ming Co., Ltd. in April, 2008, and (iii) the restatement of our consolidated financial statements to reflect the changes made in response to the SEC’s comments.  See Note 20 to our consolidated financial statements contained in Item 8 of Part II of this report for more information regarding the restatement and details of the impact of the restatement on our consolidated financial statements as of and for the year ended December 31, 2008.

In response to the SEC’s comments, we also have revised the data and information in “Business” located in Item 1 of Part I of this report; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Item 7 of Part II of this report; “Controls and Procedures” located in Item 9A(T) of Part II of this report; and “Certain Relationships and Related Transactions, and Director Independence” located in Item 13 of Part III of this report.  We have also revised Item 15 of Part III of this report to contain the currently-dated certifications from our principal executive officer and chief accounting officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Because this Form 10-K/A sets forth the Original Form 10-K in its entirety, it includes both items that have been changed and items that are unchanged from the Original Form 10-K. Other than the revision of the disclosures as discussed above, this Form 10-K/A speaks as of the original filing date of the Original Form 10-K and has not been updated to reflect other events occurring subsequent to the original filing date. This includes forward-looking statements and all other sections of this Form 10-K/A that were not revised, which should be read in their historical context.

CAUTION REGARDING FORWARD-LOOKING INFORMATION

This Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2008   (“Annual Report”) contains forward-looking statements. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements usually contain the words “estimate,” “anticipate,” “believe,” “expect,” or similar expressions, and are subject to numerous known and unknown risks and uncertainties. In evaluating such statements, prospective investors should carefully review various risks and uncertainties identified in this Annual Report, including the matters set forth under the captions “Risk Factors” and in the Company’s other filings with the Securities and Exchange Commission (“SEC”). These risks and uncertainties could cause the Company’s actual results to differ materially from those indicated in the forward-looking statements. The Company undertakes no obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

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

Overview

Songzai International Holding Group, Inc. (sometimes referred to in this Annual Report as “Songzai”, “Company”, “we” or “our”) is engaged in coal production by exploring, assembling, assessing, permitting, developing and mining coal properties in the People’s Republic of China (“PRC” or “China”). After obtaining permits from the Heilongjiang Province National Land and Resources Administration Bureau and the Heilongjiang Economic and Trade Commission, we mine to extract coal minerals, and then sell most of the coal on a per metric ton (“ton”) basis in cash on delivery. Through the end of March 2008, our business consisted of the operations of Tong Gong coal mine through our subsidiary, Heilongjiang Tong Gong Mining Co., Ltd. ("Tong Gong"),  in northern PRC. The mine is located approximately 175 kilometers southwest of the city of Heihe in the Heilongjiang Province.

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

On September 23, 2004, we acquired a 75% equity interest in Tong Gong, a PRC limited liability company and the operator of Tong Gong coal mine, pursuant to a purchase and sales agreement, dated as of April 5, 2004. In order to acquire 75% of Tong Gong’s registered capital of 33,200,000 Renminbi (“RMB”) (approximately $4,009,662), we issued 400,000 shares of our convertible preferred stock, which at the time of issuance was convertible into 40,000,000 shares of our common stock at the ratio of 1:100. The convertible preferred stock is part of a class of 8,000,000 shares of so-called “blank check” preferred stock that was authorized on July 16, 2004. On December 19, 2006, the conversion ratio was amended to 1:10 such that the 400,000 shares of convertible preferred stock were convertible into 4,000,000 shares of common stock. Effective January 7, 2008, however, the conversion ratio for the preferred stock changed to a 1-for-1 as a result of the 10-to-1 reverse stock split of our issued and outstanding shares of common stock which was effective on that date. We acquired the 75% equity interest in Tong Gong from Mr. Hongwen Li, our current President and Chief Executive Officer. In addition to the 75% equity interest of Tong Gong, we acquired the net profit rights attached to the remaining 25% equity interest of Tong Gong, which was held by Harbin Green Ring Biological Degradation Products Developing Co., Ltd. (“Harbin Green”), a PRC limited liability company under the control of Mr. Li. In November 2004, Harbin Green assigned the entire 25% equity interest to us, as a result of which we now beneficially own 100% of the equity interests in Tong Gong.

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

On December 31, 2007, we entered into a stock purchase agreement with the Xing An Companies and their owners: Heilongjiang Xing An Mining Development Group Co., Ltd., a PRC limited liability company, Mingshu Gong, Yunjia Yue, Yunpeng Yue and Guoqing Yue (collectively the “Xing An Shareholders”). Pursuant to the terms of the stock purchase agreement, we agreed to acquire 90% of the registered capital, representing 90% of the outstanding equity interests, of the Xing An Companies from the Xing An shareholders for an aggregate purchase price determined by multiplying the number of shares of Songzai outstanding just prior to the transaction (400,000 Series A preferred shares and 6,932,582 common shares) by the average stock price of Songzai stock two days before and two days after the Agreement date.

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

On April 4, 2008, we completed the acquisition of the Xing An Companies and, pursuant to the terms of the stock purchase agreement, the Xing An shareholders received 8 million shares of Songzai common stock and $30 million, which is treated as a dividend pursuant to the accounting treatment applied to the transaction. Concurrently, we entered into an escrow agreement with the Xing An Companies, the Xing An Shareholders and U.S. Bank National Association as escrow agent, pursuant to which the 8,000,000 common shares have been placed in escrow as security for certain indemnification obligations of the Xing An Shareholders in connection with this transaction. Additionally, we entered into a trust agreement with the Xing An Shareholders and Anping Cang as trustee, pursuant to which all of the beneficial interests to the 10% of the registered capital in the Xing An Companies still held by the Xing An Shareholders have been placed in trust for our benefit. In connection with the completion of our acquisition, both Hong Yuan and Sheng Yu were issued a Certificate of Approval by the Heilongjiang Office of the State Administration for Industry and Commerce, classifying these companies as Sino-foreign enterprises and listing Songzai as owner of 90% of their respective registered capitals. Our acquisition of 90%, rather than 100%, of the Xing An Companies was dictated by PRC regulations applicable at the time of the transaction, which limit foreign ownership of mining-related companies to a maximum of 90%.

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

Tong Gong coal mine, including the land on which the mine is located and on which most of our mining facilities are located as well as the underlying coal and other minerals, is owned by the PRC. Therefore, the exact amount of coal that we can extract from the mine is based on mining rights issued by the Heilongjiang Department of Land and Resources. Each mining right is issued pursuant to a reserves appraisal report submitted by government authorized mining engineers, and the mining right is issued upon approval of such appraisal report by the Heilongjiang Department of Land and Resources. The amount of coal underlying the mining rights represents the amount that we have paid for and may legally extract, assuming adequate economically viable reserves, under applicable PRC law and regulations   .

We currently have in-place resources for the Tong Gong coal mine as follows:

Grant date of the mining rights	In Place Resources to which Mining Rights Relate (in metric tons) (1)	Due date for payment of the mining rights
12/30/2004	4,649,700	12/30/2009
9/30/2007	1,500,000	9/30/2017

Total	6,149,700
_________________________
(1)  The Company’s mining rights are based on appraisals of in place resources conducted by the appropriate PRC authorities and are expressed as a maximum number of metric tons of coal in each mine which the Company is entitled to extract under the related mining rights. Rights to legally extract coal does not guarantee reserves or the amount that may be economically extracted.

Our expected mining recovery is about 65-70% of the in-place resources, and our process / screening recoveries are about 95-97% of the run-of-mine output (the amount resulting from the mining recovery amount). Thus, we have the legal rights to extract coal based on 6,149,700 metric tons (“tons”) of in-place resources from Tong Gong coal mine, provided that the coal underlying the mining rights is fully paid for by a certain period of time. Rights to legally extract coal does not guarantee reserves or the amount that may be economically extracted.  For mining rights granted prior to September 1, 2006, we are generally required to make full payment within five years unless specific good cause exists for extension. Effective September 1, 2006, under the authority of the Heilongjiang Geology and Mineral Exploration Office, the due date is ten years from the grant date for mining rights granted on or after September 1, 2006. The price is determined on a per ton basis, and is subject to change based on the prevailing market price as determined by the Heilongjiang Department of Land and Resources. As of December 31, 2008, we have paid for 5,383,495 tons out of the 6,149,700 tons to which we have mining rights.

The amount of coal underlying our mining rights is determined based on PRC standards, which differ from those of Guide 7 of the Securities Act Industry Guide (“SEC Industry Guide 7”). As such, coal that is deemed extractable in China, where we operate, may not be deemed proven or probable reserves under SEC Industry Guide 7. Because our coal is mined and sold entirely in China, we believe it is helpful to understanding our business for us to provide the measurements of coal reserves used by the Company in its operations and evaluations.  The amount of coal underlying our mining rights in Tong Gong are based on PRC guidelines and presents a different valuation of our mining reserves from Tong Gong mine’s proven and probable reserves, as such terms are defined in SEC Industry Guide 7. Specifically:

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

We commissioned John T. Boyd Company, an independent mining and geological consulting firm (“JTB”) to assess Tong Gong coal mine in accordance with SEC Industry Guide 7. Based on the JTB report dated March 31, 2006, Tong Gong coal mine had proven product (salable) reserves of 1.36 million tons and probable product (salable) reserves of 0.17 million tons as of December 31, 2005. Based on such reserves, the JTB report also estimates the mine service life at 10 years. Tong Gong coal mine’s proven and probable product (salable) reserves as reported by JTB presented here comply with SEC Industry Guide 7.   However, they are based upon and do not reflect reserves as described in the PRC appraisal on which our mining rights are based and which establishes the amount of coal we are entitled to extract pursuant to those rights. At December 31, 2008, the estimated product reserves for Tong Gong under Industry Guide 7 was approximately 1.15 million tons, of which, 0.23 million tons was probable product reserves and 0.92 million tons was proven product reserves.  We estimated these proven product reserves by subtracting salable production during the periods subsequent to our earlier estimates of proven product reserves.   Following is a reconciliation table that reconciles the total estimates of proven and probable reserves under Industry Guide 7 from the date of the previous John Boyd appraisal to the applicable estimates as of December 31, 2008.

	Proven reserves (in million tons)	Probable reserves (in million tons)	Total reserves (in million tons)
Reserves at December 31, 2005	1.36	0.17	1.53
Produced in 2006	(0.18)	-	(0.18)
Reserves at December 31, 2006	1.18	0.17	1.35
Produced in 2007	(0.35)	-	(0.35)
Increased reserves in 2007	0.46	0.06	0.52
Reserves at December 31, 2007	1.29	0.23	1.52
Produced in 2008	(0.37)	-	(0.37)
Reserves at December 31, 2008	0.92	0.23	1.15

In deriving their estimate reserve amounts, JTB used assumed recoveries for mining and processing/screening utilized in their estimates for Tong Gong coal mine as follows: mining recovery - 55% areal recovery; vertical recovery - 100% of coal column; coal processing recovery - 100% of coal in the run-of-mine output; and parting / OSD removal - 80% removal of the parting / OSD material in the run-of-mine output. These factors are different from those used in the PRC by firms providing appraisals for reserves on which mining rights, including ours, are based.

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

Xing An coal mines are located in the Da Qing’an Ling Mountain Range in Northeastern China, just outside of the city of Mohe which is less than two miles from the Russian border:

As with the Tong Gong coal mine, neither we nor our subsidiaries own the Hong Yuan and Sheng Yu coal mines. Our mining rights for Hong Yuan and Sheng Yu describe in-place resources, as follows:

Grant date of the mining rights	In Place Resources to which Mining Rights Relate (in metric tons) (1)	Due date for payment of the mining rights
4/1/2005	816,300	12/30/2010
10/15/2005	13,520,700	9/30/2010
3/1/2007	5,444,800	3/1/2017
Total	19,781,800
_________________________
(1)  The Company’s mining rights are based on appraisals of in place resources conducted by the appropriate PRC authorities and are expressed as a maximum number of metric tons of coal in each mine which the Company is entitled to extract under the related mining rights. Rights to legally extract coal does not guarantee reserves or the amount that may be economically extracted.

Our expected mining recovery is about 65-70% of the in-place resources, and our process / screening recoveries is about 95-97% of the run-of-mine output. Thus, we may extract coal based on 19,781,800 tons of  in-place resources from Xing An coal mines, provided that the coal underlying the mining rights is fully paid for by a certain period of time. As of December 31, 2008, we have paid for all mining rights at the Xing An coal mines based on PRC reserve guidelines.

As with Tong Gong coal mine, we also commissioned JTB to assess both Xing An coal mines in accordance with SEC Industry Guide 7. Based on the JTB report dated April 15, 2008, as of June 30, 2007, Hong Yuan coal mine had proven product (salable) reserves of 2.53 million tons and probable product (salable) reserves of 2.81 million tons, and Sheng Yu had proven product (salable) reserves of 0.81 million tons and probable product (salable) reserves of 2.73 million tons. We present these figures to comply with SEC Industry Guide 7, but note again that the amount of coal we can extract from these mines are based on the mining rights described above.  At December 31, 2008, the estimated product reserves for Hong Yuan and Sheng Yu under Industry Guide 7 was approximately 7.83 million tons, of which, 5.54 million tons was probable product reserves and 2.29 million tons was proven product reserves.  We estimated these proven product reserves by subtracting salable production from proven product reserves during the periods subsequent to our earlier estimates of proven product reserves.   Following is a reconciliation table that reconciles the total estimates of proven and probable reserves under Industry Guide 7 from the date of the previous John Boyd appraisal to the applicable estimates as of December 31, 2008.

	Proven reserves (in million tons)	Probable reserves (in million tons)	Total reserves (in million tons)
Reserves at June 30, 2007	3.34	5.54	8.88
Produced from July 1 to December 31, 2007	(0.31)	-	(0.31)
Reserves at December 31, 2007	3.03	5.54	8.57
Produced in 2008	(0.74)	-	(0.74)
Reserves at December 31, 2008	2.29	5.54	7.83

The JTB report employed assumed recoveries for mining and processing/screening in developing estimates for Hong Yuan coal mine as follows: mining recovery - 60% areal recovery; vertical recovery - 100% of first 2.5 meters of coal column, 65% recovery of coal column greater than 2.5 meters thickness; coal processing recovery - 90% of coal in the run-of-mine output for seams 4, 5 and 6, 80% of coal in the run-of-mine output for No. 3 seam; and parting / OSD removal - 97% removal of the parting / OSD material in the run-of-mine output.

The JTB report employed assumed recoveries for mining and processing/screening in developing estimates for Sheng Yu coal mine as follows: mining recovery - 60% areal recovery; vertical recovery - 100% of coal column; coal processing recovery - 90% of coal in the run-of-mine output for seams 4, 5 and 6, 80% of coal in the run-of-mine output for No. 3 seam; and parting / OSD removal - 97% removal of the parting / OSD material in the run-of-mine output.

Our Mining Operations

In addition to our mining rights, each of which caps the amount of coal we legally can extract from a specific mine, we operate the coal mines pursuant to the following permits:

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

According to our resource mining permit for Tong Gong, the coal mine’s design capacity is estimated at 180,000 tons per annum based on mine operating conditions. Additionally, the resource mining permit estimates the mine’s resources at 6.14 million tons, formulated according to PRC standard for resource estimate that includes the coal resources in the specified mining area, which differs from the formulation based on current drilled hole under SEC Industry Guide 7. Our resource mining permits for Hong Yuan and Sheng Yu estimate those mines’ design capacity at 450,000 tons and 150,000 tons, respectively, and an in-place estimate of their reserves at 10,775,000 tons and 9,006,000 tons, respectively.

In January, 2008, our application to increase Tong Gong’s annual production amount was approved, and our coal production right permit presently authorizes us to mine 180,000 tons of coal per year, up from 150,000 tons, in a 1.1193 square kilometer area, which comprises the entire area of Tong Gong coal mine The effective period of our coal production right permit for Tong Gong is from March 25, 2007 through June 30, 2016. Subject to certain geographic limitations, we are authorized to extract 450,000 tons annually from Hong Yuan, and 150,000 tons annually from Sheng Yu, according to their respective coal production right permits, both of which are effective from July 27, 2007 to November 22, 2017. The coal production right permits can be extended as necessary; however, any material change in or revocation of these permits by the Heilongjiang Province Economic and Trade Commission could materially and adversely affect our operations and financial condition.

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

Tong Gong’s annual production volumes from 2005 to 2008, and the weighted average selling price per ton for each year, are as follows:
Year	Annual Production ( Tons )	Weighted Average Price Per Ton (RMB)
2005	129,448	RMB 176

2006	176,844*	RMB 174

2007	351,946*	RMB 198

2008	372,229*	RMB 231

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

Xing An coal mines together produced approximately 743,280 tons of coal during fiscal 2008. The annual production volumes from 2005 to 2008, and the weighted average selling price per ton, are as follows:

Year	Annual Production ( Tons )	Weighted Average Price Per Ton (RMB)
2005	299,760	RMB 200

2006	694,502*	RMB 196

2007	712,690*	RMB 228

2008	743,280*	RMB 238

* while our production volumes in 2006, 2007, and 2008 exceeded the amount specified on our coal production permits, such practice is common in Heilongjiang Province, and was accepted by the relevant authorities because the mining rights for the extracted coal and taxes from sales of such coal were paid.

Brokered Coal

In addition to mining coal, we also broker coal from small independent mines operating in the areas surrounding the mines that we operate. Because operators of these small mines often lack the means to transport coal from the mines, they have no market for their coal other than selling to us at competitive prices. The brokered coal enables our subsidiaries to fulfill their respective sales obligations. Tong Gong currently brokers approximately 236,000 tons of coal annually at approximately 30% mark up of the costs of the coal that it mines. Xing An, on the other hand, brokers approximately 403,000 tons of coal annually at approximately the same costs as the coal that the company mines.

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

The following information comes from the JTB reports that we commissioned and is prepared in accordance with SEC Industry Guide 7. As indicated above, however, this information is not based upon and does not reflect the reserves as described in the PRC appraisal on which our mining rights are based and which establish the amount of coal that we can legally extract pursuant to the mining rights issued to our subsidiaries.

Tong Gong’s Coal

As reported in the JTB report dated March 31, 2006, the coal from Tong Gong coal mine has the following characteristics:

	Recoverable Reserves (million tons ) (1)	Amount Assigned to Existing Facilities (2)	Type of Coal	Btu per Pound	Sulfur Content (%)	Ash Content (%)	Moisture (%)
Proven (Measured) (3)	1.36	1.36	Steam coal	10,080	0.5-0.6	14-18	5-6
Probable (Indicated) (3)	0.17	0.17	Steam coal	10.080	0.5-0.6	14-18	5-6
Total	1.53	1.53

(1)	Amount is as of December 31, 2005, based on the JTB report dated March 31, 2006.

(2)	Existing infrastructure and equipment allows these reserves to be mined at current production levels.

(3)	A drill hole spacing of 500 meters is used for proven reserves, and a drill hole spacing of 1,000 meters is used for probable reserves.

Xing An’s Coal

Based on the JTB report dated April 15, 2008, the coal from Hong Yuan coal mine has the following characteristics:

	Recoverable Reserves (million tons ) (1)	Amount Assigned to Existing Facilities (2)	Amount not Assigned to Existing Facilities	Type of Coal	Btu per Pound	Sulfur Content (%)	Ash Content (%)	Moisture (%)
Proven (Measured) (3)	2.53	1.84	0.69	Steam coal	6,600-9,000	0.5-0.7	19-35	10
Probable (Indicated) (3)	2.81	1.70	1.11	Steam coal	6,600-9,000	0.5-0.7	19-35	10
Total	5.34	3.54	1.80

Based on the JTB report dated April 15, 2008, the coal from Sheng Yu coal mine has the following characteristics:

	Recoverable Reserves (million tons ) (1)	Amount Assigned to Existing Facilities (2)	Amount not Assigned to Existing Facilities	Type of Coal	Btu per Pound	Sulfur Content (%)	Ash Content (%)	Moisture (%)
Proven (Measured) (3)	0.81	0.59	0.22	Steam coal	6,600-9,000	0.6-0.8	19-35	10
Probable (Indicated) (3)	2.73	0.90	1.83	Steam coal	6,600-9,000	0.6-0.8	19-35	10
Total	3.54	1.49	2.05

(1)	Amount is as of June 30, 2007, based on the JTB report dated April 15, 2008.

(2)	Existing infrastructure and equipment allow these reserves to be mined at current production levels.

(3)	A drill hole spacing of 500 meters is used for proven reserves, and a drill hole spacing of 1,000 meters is used for probable reserves.

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

We sell our coal on a per ton basis directly to our customers. Coal is generally sold to major customers by purchase order signed prior to the beginning of each mining season. These purchase orders generally specify the quantities and timing of purchases planned over a time period generally no longer than one year. The balance of the sales comes from purchase orders issued by the same customers that have additional requirements for coal during the year, or from smaller customers. Net coal sales represent the invoiced value of coal sold and are net of sales taxes, transportation costs and various miscellaneous fees relating to sales if the invoiced value includes transportation costs to the customers. While the price of coal did not change significantly between 2005 and 2006, there was a significant increase in 2007 and 2008 driven by market demands. Under such conditions, most customers in 2008 paid in advance of delivery, and we require the remaining customers to pay against delivery of coal. As a result, we did not carry any accounts receivable at December 31, 2008. Our sales personnel conduct routine customer visits and customer satisfaction surveys. We have established long-term business relationships with our major customers, and our management believes that these relationships are stable.

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

We set pricing by taking into account: (i) prices in the relevant local coal markets (inclusive of transportation costs); (ii) grade and quality of the coal; and (iii) relationships with customers. Most of the transportation costs are borne by the customers. The average price for raw coal from Tong Gong in 2008 is RMB 231 per ton, which is RMB 33 higher than the average price of RMB 198 in 2007. The average price for raw coal from Xing An in 2008 is RMB 238 per ton, which is RMB 10 higher than the average price of RMB 228 in 2007.

Product Delivery

All of our major customers are located in Northeastern China, primarily in the provinces of Heilongjiang and Jilin. Coal is transported to these customers principally by railways. In 2008, about 1,804,000 tons of our raw coal were delivered to our customers by railways; in 2007, about 1,060,000 tons of our raw coal were delivered to our customers by railways.

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

Competition

In the area where we operate Tong Gong coal mine, there are two other coal mines which directly compete with us:  No. 151 coal mine and Fu Hong coal mine. No. 151 coal mine has an annual production capacity of 400,000 tons and Fu Hong coal mine has an annual production capacity of 200,000 tons. However, because demand for coal currently outpaces supply, we do not face any meaningful competition for the sale of our coal from Tong Gong. In the area where we operate Xing An coal mines, on the other hand, competition is comprised of small mining operations that often lack transportation capabilities to deliver their coal to the nearest train depot.

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

Fees and Taxes

There are various taxes and fees that are imposed upon coal producers in Heilongjiang Province, as well as statutory reserves which coal producers required to set aside. Such taxes, fees and statutory reserves as applicable to Tong Gong at December 31, 2008 are as follows:

Item	Base	Rate
Corporate income tax	Taxable income	12.5%
VAT	Revenue from domestic sales	13.0%
City construction tax	Amount of VAT and business tax	Exempted by National Government
Education surcharge	Amount of VAT and business tax	Exempted by National Government
Anti-flood fee	Proceeds from the sale of coal	Exempted by National Government
Resource tax	Volume of raw coal produced	RMB2.3 per ton
Compensation for the depletion of coal resources	Volume of raw coal produced	RMB3 per ton
Mine maintenance fund	Volume of raw coal produced	RMB8.7 per ton
Safety fund	Volume of raw coal produced	RMB6 per ton

Such taxes, fees and statutory reserves as applicable to Xing An at December 31, 2008 are as follows:

Item	Base	Rate
Corporate income tax	Taxable income	25.0%
VAT	Revenue from domestic sales	13.0%
City construction tax	Amount of VAT and business tax	7.0%
Education surcharge	Amount of VAT and business tax	3.0%
Anti-flood fee	Proceeds from the sale of coal	0.1%
Resource tax	Aggregate volume of raw coal or coal products sold	RMB2.3 per ton
Compensation for the depletion of coal resources	Proceeds from the sale of coal	1%
Mine maintenance fund	Volume of raw coal produced	RMB8.7 per ton
Safety fund	Volume of raw coal produced	RMB3 per ton
Environment fund, voluntary fund (Asset retirement obligation)	Volume of raw coal produced	RMB1 per ton

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

As all of our revenue is derived from sales of coal in the PRC, our business and operating results are substantially dependent on the domestic Chinese demand for coal. The Chinese coal market is cyclical and exhibit fluctuation in supply and demand from year to year. They are subject to numerous factors beyond our control, including, but not limited to, the economic conditions in the PRC and fluctuations in industries with high demand for coal, such as the power and steel industries. Fluctuations in supply and demand for coal have effects on coal prices, which in turn affect our operating and financial performance. We have experienced substantial price fluctuations in the past and believe that such fluctuations will continue. The average selling price of coal products per ton from Tong Gong Coal Mine was RMB 170 per ton in 2005, RMB 174 per ton in 2006, RMB 192 per ton in 2007 and RMB 231 per ton in 2008. The average selling price of coal products per ton from Hong Yuan and Sheng Yu coal mines was RMB 200 per ton in 2005, RMB 200 per ton in 2006, RMB 225 per ton in 2007 and RMB 238 per ton in 2008. The demand for coal is primarily affected by the overall economic development and the demand for coal from the electricity generation, steel and construction industries. The supply of coal, on the other hand, is primarily affected by the geographical location of the coal supplies, the volume of coal produced by the domestic and international coal suppliers, and the quality and price of competing sources of coal. Alternative fuels, such as natural gas, oil and nuclear power, and alternative energy sources, such as hydroelectric power also have influences on the market demand for coal. Excess supply of coal or significant reduction in the demand for our coal by domestic electricity generation or steel industries may have an adverse effect on coal prices, which would in turn cause a decline in our profitability. In addition, any significant decline in domestic coal prices could materially and adversely affect our business and result of operations.

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

Common Stock

Quarter Ended	High Bid	Low Bid
December 31, 2008	$6.00	$3.00
September 30, 2008	$10.60	$5.38
June 30, 2008	$12.80	$5.95
March 31, 2008*	$6.83	$5.50

December 31, 2007	$0.53	$0.47
September 30, 2007	$0.70	$0.55
June 30, 2007	$0.05	$0.05
March 31, 2007	$0.07	$0.07
__________
* Increase in stock price commencing in the first quarter of our 2008 fiscal year reflects the effect of a 1-for-10 reverse stock split of the Company’s common stock that became effective on January 7, 2008.

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

Our financial statements are prepared in US Dollars and in accordance with accounting principles generally accepted in the United States. See “Exchange Rates” below for information concerning the exchanges rates at which Renminbi (“RMB”) were translated into US Dollars (“USD”) at various pertinent.

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

Pursuant to a stock purchase agreement that we entered into on December 31, 2007, on April 4, 2008, we added two coal mines to our operations when we completed the acquisition of two mining companies under common ownership in the PRC, Hong Yuan and Sheng Yu.  In connection with that transaction, the Xing An shareholders received 8 million shares of Songzai common stock and $30 million, which is treated as a dividend pursuant to the accounting treatment applied to the transaction. The purchase price was determined by multiplying the number of shares of Songzai outstanding just prior to the transaction (400,000 Series A preferred shares and 6,932,582 common shares) by the average stock price of Songzai stock two days before and two days after the Agreement date. After the closing of this acquisition transaction, the Xing An Shareholders now collectively own 53% of the combined company. Accordingly, for accounting purposes, the transaction is accounted for as a reverse acquisition of the Company by Xing An and therefore the historical financial information reflected in the financial statements contained in this Form 10-K/A is that of Xing An. Xing An operates two coal mines, the Hong Yuan and Sheng Yu mines, located in Mohe City in Heilongjiang Province.

On October 15, 2008, we paid $18 million of the dividend to the Xing An Shareholders in accordance with the terms of the Stock Purchase Agreement. We anticipate paying the remaining $12 million of the dividend to the Xing An Shareholders by April 2009.

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

Prepaid Mining Rights

Prepaid mining rights represent that portion of the mining rights for which the Company has previously paid for its mining rights.  Prepaid mining rights are expensed based on actual production volume during the period.

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement No. 142”), goodwill is not amortized but is tested for impairment annually, or when circumstances indicate a possible impairment may exist. Impairment testing is performed at a reporting unit level. An impairment loss generally would be recognized when the carrying amount of the reporting unit exceeds the fair value of the reporting unit, with the fair value of the reporting unit determined using a discounted cash flow (DCF) analysis. A number of significant assumptions and estimates are involved in the application of the DCF analysis to forecast operating cash flows, including the discount rate, the internal rate of return, and projections of realizations and costs to produce. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated.

Asset Retirement Cost and Obligation

The Company uses Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations. This Statement generally requires that the Company’s legal obligations associated with the retirement of long-lived assets are recognized at fair value at the time the obligations are incurred. Obligations are incurred at the time development of a mine commences for underground mines or construction begins for support facilities, refuse areas and slurry ponds. The obligation’s fair value is determined using discounted cash flow techniques and is accreted over time to its expected settlement value. Upon initial recognition of a liability, a corresponding amount is capitalized as part of the carrying amount of the related long-lived asset. Amortization of the related asset is calculated on a unit-of-production method by amortizing the total estimated cost over the salable reserves determined under SEC Industry Guide 7, multiplied by the production during the period. Xing An has voluntarily applied to Daxinganling District Environment Protection Bureau for the asset retirement obligation and is obligated to account for land subsidence, restoration, rehabilitation and environmental protection at a rate of RMB 1 per ton based on total reserves at the end of the useful lives of the mines. Tong Gong did not incur and does not anticipate incurring any material dismantlement, restoration and abandonment costs given the nature of its producing activities and the current PRC regulations surrounding such activities. The Company reviews its asset retirement obligation at least annually and makes necessary adjustments for permit changes as granted by state authorities and for revisions of estimates of the amount and timing of costs. For ongoing operations, adjustments to the liability result in an adjustment to the corresponding asset.

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

Revenue Recognition

The Company's revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (“SAB”) 104.  Coal sales revenues include sales to customers of coal produced at Company operations and brokered coal sales, where coal is purchased from other coal mining companies and sold at a higher rate to third parties. Sales revenue is recognized when a formal arrangement exists, which is generally represented by a contract between the Company and the buyer; the price is fixed or determinable; title has passed to the buyer, which generally is at the time of delivery; no other significant obligations of the Company exist and collectability is reasonably assured.  Payments received before all of the relevant criteria for revenue recognition are recorded as unearned revenue.

In brokered coal sales, the customers either pick up the coal directly from the other mining premises or the coal is shipped directly from the other coal mining premises. Purchases and shipments of the coal from other mining companies are arranged at the same time. Revenue of brokered coal is recognized at the time of delivery.

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

RESULTS OF OPERATIONS

On April 4, 2008, the Company completed the acquisition of 90% of Xing An for an aggregate purchase price determined by multiplying the number of shares of Songzai outstanding just prior to the transaction (400,000 Series A preferred shares and 6,932,582 common shares) by the average stock price of Songzai stock two days before and two days after the Agreement date. Pursuant to the purchase agreement the Xing An shareholders received $30 million, which is treated as a dividend under the accounting treatment of the transaction, and 80,000,000 shares (pre-10-to-1 reverse stock split effected on January 7, 2008) of Songzai's common stock. The beneficial interests to the remaining 10% of Xing An were placed in trust by the Xing An shareholders for the benefit of the Company. As a result of the acquisition, the Xing An Shareholders now collectively own 53% of the combined company.  For accounting purposes, the acquisition of Xing An by Songzai is accounted for as a reverse acquisition of Songzai by Xing An.

The operating results of Xing An for the year ended December 31, 2008 and Songzai for the nine months ended December 31, 2008 are included in the accompanying consolidated statements of operations from the acquisition date.  For convenience of reporting the acquisition for accounting purposes, April 1, 2008 has been designated as the acquisition date

Comparison of the Years Ended December 31, 2008 and 2007

The following table sets forth the results of our operations for the years indicated as a percentage of net sales:

	2008 (Restated)		2007 (Restated)
	$	% of Sales	$	% of Sales
Sales	57,130,098	100%	34,580,611	100%
Cost of Sales	25,676,126	45%	14,012,207	41%
Gross Profit	31,453,972	55%	20,568,404	59%
Operating Expenses	2,794,398	5%	1,469,424	4%
Income from Operations	28,659,574	50%	19,098,980	55%
Other Income (Expenses), net	(245,387)	(0.43)%	(132,596)	(0.38)%
Income tax	6,690,206	12%	6,260,444	18%
Net Income	21,723,981	38%	12,705,940	37%

Coal mining production, brokerage and sales at our three mines, in tons, for the periods indicated:

	Tong Gong Coal Mine
	Salable Production (tons)		Brokerage (tons)		Sales (tons)
	2008	2007	2008	2007	2008	2007

First Quarter	137,536	41,310	-	-	137,536	41,310

Second Quarter	168,245	142,705	-	-	168,245	145,569

Third Quarter	66,448	167,931	-	-	153,517	165,067

Fourth Quarter	-	-	236,526	122,111	149,457	123,066

Total	372,229	351,946	236,526	122,111	608,755	475,012

	Xing An Coal Mines (Hong Yuan and Sheng Yu)
	Salable Production (tons)		Brokerage (tons)		Sales (tons)
	2008	2007	2008	2007	2008	2007

First Quarter	539,737	398,430	-	-	472,019	210,363

Second Quarter	120,000	-	-	-	225,590	295,745

Third Quarter	-	-	246,000	-	255,909	210,975

Fourth Quarter	83,543	314,260	157,700	500,000	241,944	449,502

Total	743,280	712,690	403,700	500,000	1,195,462	1,166,585

Sales. Our revenues are derived primarily from the sales of coal. During 2008, we had sales of $57.13 million as compared to sales of $34.58 million for 2007, an increase of approximately 65%.  The increase in sales is primarily due to increase in both our selling price and sales volume resulting from the combined operations of Xing An and Tong Gong following our reverse merger with Xing An in April of 2008. The average selling price per ton for 2008 was approximately $33.77, compared to the average selling price of approximately $29.64 for 2007, an increase of 14%.  Our total sales volume was 1,666,681 tons for the year of 2008 (taking into account both twelve-month sales volume of Xing An and nine-months sales volume of Tong Gong from the reverse acquisition date), as compared to 1,166,585 tons of sales for the year of 2007 (taking into account of only Xing An’s sales volume), an increase of approximately 43%.

Cost of Sales.  Our cost of sales currently consists of cost of brokerage sales, coal production cost and all depreciation, depletion and amortization attributable to our mining operations. Cost of sales for 2008 increased by $11.66 million or approximately 83%, from $14.01 million for 2007 to $25.68 million for 2008. The major reason for the increase was due to proportional increase in production cost as sales increased. Our total production during the year of 2008 was 977,973 tons (taking into account both twelve-month production volume of Xing An and nine-month production volume of Tong Gong from the reverse acquisition date), as compared to 712,690 tons of production for the same period in 2007 (taking into account of only Xing An’s production volume). Cost of sales as a percentage of sales was approximately 45% and 41% for  2008 and 2007, respectively.   This increase in 2008 was mainly due to the higher production cost of approximately $14 per ton and brokerage cost of approximately $18 per ton for Tong Gong that were taken into account for 2008 (for the nine months from the reverse acquisition date), as well as an increase in Xing An’s production and brokerage costs, from $11.12 per ton in 2007 to $12.97 per ton in 2008, as a result of overall price increase in China since the third quarter of 2008.

In addition to mining coal, we also broker coal from small independent mines operating in the areas surrounding the mines that we operate, which often have little or no market for their coal as they lack the means to transport coal from the mine sites. This is especially true for the small mines around Xing An coal mines, as reflected in the lower price of Xing An’s brokered coal. In 2008, the cost of brokered coal for Tong Gong was approximately $4 per ton higher than the cost of production, while the cost of brokered coal for Xing An was about same as the cost of production. In 2008, we brokered 640,226 tons of coal (including 403,700 tons by Xing An and 236,526 tons by Tong Gong for the nine months from the reverse acquisition date), as compared to approximately 500,000 tons of brokered coal in 2007 (taking into account of only Xing An’s brokered volume).

Gross Profit. Gross profit was $31.45 million for 2008 as compared to $20.57 million for 2007, representing an increase of $10.88million.  Our gross profit as a percentage of sales was approximately 55% and 59% in 2008 and 2007, respectively.
The decrease in gross profit margin in 2008 mainly resulted from the inclusion of Tong Gong’s cost of sales for 2008 (for the nine months from the reverse acquisition date), which was not a factor for in 2007.

Operating Expenses.  Operating expenses totaled $2.79 million for 2008 as compared to $1.47 million for 2007, an increase of $1.32 million or approximately 90%.  This increase is primarily attributable to the combined expenses for Xing An and Tong Gong being taken into account for 2008 (while only Xing An’s expenses were taken into account for the same period in 2007), as well as compensation expense of approximately $470,000 for employee stock options vested during the second quarter of 2008, and expenses related to the reverse acquisition Xing An (including due diligence, audit and legal fees).

Net Income. Our net income for 2008 was $21.72 million as compared to net income of $12.71 million for 2007, an increase of $9.01 million.  This increase in net income is attributable to increase in sales volume and sales price resulting from the combined operations of Xing An and Tong Gong following Xing An’s acquisition in April of 2008.  Net income as a percentage of sales increased from 37% in 2007 to 38% in 2008, which management attributes primarily to an increase in production and sales with increased selling price, a lower income tax rate of 25% for Xing An effective for fiscal 2008, down from 33% for fiscal 2007, and an income tax holiday of 50% rate deduction for Tong Gong.

 LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

As of December 31, 2008, we had cash and cash equivalents of $16,744,741. Our working capital deficit was approximately $2.98 million. The ratio of current assets to current liabilities was 0.86:1 at December 31, 2008. The negative working capital was mainly due to the dividend payable of $30 million to Xing An Shareholders for the acquisition of Xing An, of which $18 million was repaid to the Xing An Shareholders on October 15, 2008.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2008 and 2007:

	Years Ended December 31
	2008 (Restated)	2007 (Restated)
Cash provided by (used in):
Operating Activities	$28,405,392	$17,261,377
Investing Activities	$(5,113,940)	$(12,432,199))
Financing Activities	$(16,960,028)	$(1,305,108)

Net cash flow provided by operating activities was approximately $28.40 million in 2008 while net cash flow provided by operating activities was approximately $17.26 million in 2007.  The increase in cash inflow from operating activities resulted from an increase in net income and no accounts receivable outstanding as cash was received in advance for most of the sales.

Net cash flow used in investing activities was approximately $5.11 million in 2008, compared to $12.43 million of net cash used in investing activities in 2007. This increase in cash flow from investing activities was mainly due to the $7.2 million of cash acquired from Songzai as a result of the reverse acquisition though we paid approximately $12 million for acquiring mining rights during the year ended December 31, 2008, while in 2007, we spent about $6.19 million for improving and constructing mine infrastructures and acquiring new mining equipments and $6.24 million for the mining rights.

Net cash flow used in financing activities was approximately $16.96 million in 2008 as compared to net cash used in financing activities of approximately $1.31 million in 2007. The increase in cash outflow from financing activities in the year 2008 was primarily due to dividend payment of $18 million to Xing An Shareholders.

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

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +

Contractual Obligations:
Bank Indebtedness	$-	$-	$-	$-	$-
Dividend payable	$12,000,000	$12,000,000	$-	$-	$-
Capital Lease Obligations	$-	$-	$-	$-	$-
Operating Leases	$-	$-	$-	$-	$-
Mining Rights	$893,664	$-	$-	$-	$893,664
Total Contractual Obligations:	$12,893,664	$12,000,000	$-	$-	$893,664

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Based on that evaluation, our management concluded that as of December 31, 2008, our disclosure controls and procedures were effective. However, after reviewing the weaknesses in internal control of financial reporting described below and the changes to the financial statements made in this Form 10-K/A, our management has now concluded that the disclosure controls and procedures were not effective at that time.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our international control over financial reporting.

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

(b)           a Nevada corporation may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against expenses, including amounts paid in settlement and attorneys' fees actually and reasonably incurred by him in connection with the defense or settlement of the action or suit if he acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation. Indemnification may not be made for any claim, issue or matter as to which such a person has been adjudged by a court of competent jurisdiction, after exhaustion of all appeals there from, to be liable to the corporation or for amounts paid in settlement to the corporation, unless and only to the extent that the court in which the action or suit was brought or other court of competent jurisdiction determines upon application that in view of all the circumstances of the case, the person is fairly and reasonably entitled to indemnity for such expenses as the court deems proper; and

(c)           to the extent that a director, officer, employee or agent of a corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding referred to above, or in defense of any claim, issue or matter therein, the corporation shall indemnify him against expenses, including attorneys' fees, actually and reasonably incurred by him in connection with the defense.

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

	Number of Shares (2)		% of Class of Stock Outstanding
Name and Address of Beneficial Owner (1)	Common Stock	Preferred Stock (3)	Common Stock (4)	Preferred Stock
Guoqing Yue, Chairman of the Board of Directors (5)	8,000,000	-	53.57%	-
Hongwen Li, President and Director	1,092,038	400,000	7.31%	100%
Yvonne Zhang, Chief Financial Officer (6)	55,000-	-	*	-
Huan Liu, Secretary	42,983	-	*	-
Elan Yaish, Director (7)	-	-	-	-
Yanlin Qu, Director (8)	-	-	-	-
Shengchun Liu, Director (9)	-	-	-	-
Heilongjiang Xing An Mining Development Group Co., Ltd. (5)	8,000,000	-	53.57%	-
Mingshu Gong (5)	8,000,000	-	53.57%	-
Yunjia Yue (5)	8,000,000	-	53.57%	-
Yunpeng Yue (5)	8,000,000	-	53.57%	-
All Directors and Executive Officers as a Group (7) persons	9,190,021	400,000	61.54%	100%

* Less than 1%

(1)	Unless otherwise indicated, the address of the named beneficial owners is: 17890 Castleton Street, Suite 112, City of Industry, California 91789.

(2)	Security ownership information for beneficial owners is taken from statements filed with the Securities and Exchange Commission pursuant to information made known by the Company.

(3)
Each share of preferred stock is convertible into 1 share of common stock and votes on an as converted basis with the shares of common stock on all matters presented to shareholders. The shareholdings of Mr. Hongwen Li, on a fully converted basis, when added to those of Mr. Hongjun Li, amount to approximately 12.49% of the issued and outstanding shares of common stock of the Company on a fully-converted basis.

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

Payments to shareholders

As discussed elsewhere in this Annual Report, we completed the acquisition of Xing An in April 2008 and issued 8 million shares of Songzai common stock and paid $30,000,000 (which is treated as a dividend) to the Xing An shareholders, including Mr. Guoqing Yue, our Chairman of the Board. On October 15, 2008, we paid $18 million of the dividend to the Xing An shareholders in accordance with the terms of the Stock Purchase Agreement. We anticipate paying the remaining $12 million of the dividend to the Xing An Shareholders by April 2009.

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

3.1	Articles of Incorporation dated June 7, 2001. (4)

3.2	Certificate of Amendment to Articles of Incorporation dated October 23, 2003. (13)

3.3	Articles of Exchange among Harbin Yong Heng Ke Ji Fa Zhan You Xian Ze Reng Gong Si and Songzai International Holding Group, Inc. (5)

3.4	Certificates of Amendments to Articles of Incorporation, dated October 23, 2003. (5)

3.5	Certificate of Amendment to Articles of Incorporation dated July 16, 2004. (4)

3.6	Certificate of Designation, Preference and Rights of Convertible Preferred Stock dated January 9, 2006. (4)

3.7	Certificate of Change Pursuant to NRS 78.209 as filed with the Secretary of State of Nevada on January 7, 2008. (6)

3.8	Songzai’s Amended and Restated By-laws (12)

4.1	Form of the Promissory Note issued to the Xing An Shareholders (7)

4.2	Form of non-statutory stock option agreement with Yvonne Zhang (11)

4.3	Form of non-statutory stock option agreement with Elan Yaish (11)

10.1	Escrow Agreement dated as of April 4, 2008, by and among the Songzai, the Xing An Shareholders and U.S. Bank (7)

10.2	Trust Agreement dated as of April 4, 2008, by and among Songzai, the Xing An Shareholders and Anping Cang (7)

14	Code of Ethics (10)

21	List of subsidiaries (7)

23	Consent of John T. Boyd Company, independent geologists (12)

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer (12)

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer (12)

32.1	Section 906 Certification by the Corporation's Chief Executive Officer (12)

32.2	Section 906 Certification by the Corporation's Chief Financial Officer(12)

99.1	Coal Mining Right Permit issued by the Heilongjiang Province National Land and Resources Officer, dated December 31, 2005. (4)

99.2	Coal Mining Right Permit issued by the Heilongjiang Province Economy Committee, dated December 31, 2005. (4)

99.3	Safe Production Certificate issued by the Heilongjiang Coal Safety Inspection Bureau, dated February 16, 2006. (4)

99.4	Audited consolidated financial statements for the years ended December 31, 2008 and 2007 (Restated), and accompanying notes to consolidated financial statements. (12)

99.5	Employment agreement between Songzai and Yvonne Zhang dated as of July 20, 2007. (7)

99.6	Form of amendment to employment agreement between Songzai and Yvonne Zhang (8)

99.7	Form of employment agreement between Songzai and Hongwen Li (9)

99.8	Form of director offer letter to Guoqing Yue (9)

99.9	Form of director offer letter to Elan Yaish (10)

99.10	Form of indemnification agreement with Elan Yaish (10)

99.11	Form of director offer letter to Yanlin Qu and Shengchun Liu (10)

(1)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed on January 2, 2004

(2)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed on April 8, 2004.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 7, 2008.

(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB filed on March 31, 2006.

(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A filed on May 14, 2004.

(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 10, 2008.

(7)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on April 10, 2008.

(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on June 10, 2008.

(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 19, 2008.

(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 5, 2009.

(11)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 13, 2009.

(12)	Filed herewith.

(13)	Incorporated by reference from the Registrant's Annual Report on Form 10-K filed on March 30, 2009.

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONGZAI INTERNATIONAL HOLDING GROUP, INC. (Registrant)

Date: November 25, 2009	By:	/s/ Hongwen Li
Hongwen Li
Chief Executive Officer

Date: November 25, 2009	By:	/s/ Yvonne Zhang
Yvonne Zhang
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  Each person whose signature appears below constitutes and appoints Hongwen Li and Yvonne Zhang as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K/A and to file the same, with all exhibits thereto, and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Name	Title	Date

/s/ Guoqing Yue	Chairman of the Board of Directors	November 25, 2009
Guoqing Yue

/s/ Hongwen Li	Chief Executive Officer and Director	November 25, 2009
Hongwen Li

/s/ Yvonne Zhang	Chief Financial Officer	November 25, 2009
Yvonne Zhang

/s/ Elan Yaish	Director	November 25, 2009
Elan Yaish

/s/ Yanlin Qu	Director	November 25, 2009
Yanlin Qu

/s/ Shengchun Liu	Director	November 25, 2009
Shengchun Liu

EXHIBIT INDEX
Exhibit No.	Description

23	Consent of John T. Boyd Company, independent geologists (12)

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer (12)

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer (12)

32.1	Section 906 Certification by the Corporation's Chief Executive Officer (12)

32.2	Section 906 Certification by the Corporation's Chief Financial Officer(12)

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

As discussed in Note 20 to the consolidated financial statements, certain errors in the amortization of the mining rights and asset retirement obligation, depreciation of property and equipment, deferred income taxes, goodwill and the reclassification of prepaid mining rights in the financial statements as at and for the years ended December 31, 2008 and 2007 were discovered by the Company’s management.  Accordingly, the 2008 and 2007 financial statements have been restated.

/s/ Goldman Parks Kurland Mohidin LLP
Goldman Parks Kurland Mohidin LLP
Encino, California
March 1, 2009, except for Note 20 for which the date is October 11, 2009.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

	As of December 31, 2008	As of December 31, 2007
	(Restated)	(Restated)
ASSETS

CURRENT ASSETS
Cash & cash equivalents	$16,744,741	$9,327,227
Restricted cash	212,901	-
Accounts receivable	-	3,509,446
Other receivables, deposits and prepayments	47,458	-
Inventory	29,662	502,984
Advance to shareholder	-	753,982
Total current assets	17,034,762	14,093,639

NONCURRENT ASSETS
Goodwill	26,180,923	-
Long term prepaid expense	27,311	-
Prepaid mining rights, net	19,188,533	6,823,807
Property and equipment, net	13,711,998	7,671,122
Construction in progress	97,313	-
Deferred tax asset	47,751	269,464
Asset retirement cost, net	2,630,113	2,703,786
Total noncurrent assets	61,883,942	17,468,179

TOTAL ASSETS	$78,918,704	$31,561,818

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$270,325	$-
Unearned revenue	190,217	-
Accrued liabilities and other payables	497,549	225,348
Taxes payable	6,700,901	7,253,019
Advance from shareholder	1,175,242	-
Dividend payable to Xing An shareholders	12,000,000	-
Total current liabilities	20,834,234	7,478,367

NONCURRENT LIABILITIES
Asset retirement obligation	3,974,356	3,577,759
Total noncurrent liabilities	3,974,356	3,577,759
Total liabilities	24,808,590	11,056,126

CONTINGENCIES AND COMMITMENT

STOCKHOLDERS' EQUITY
Series A Preferred Stock ($0.001 par value, 8,000,000 shares authorized, 400,000 shares issued and outstanding)	400	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 14,932,582 and 8,000,000 shares issued and outstanding as of December 31, 2008 and December 31, 2007, respectively	14,932	8,000
Additional paid in capital	38,726,197	1,321,062
Statutory reserves	7,579,346	2,943,658
Accumulated other comprehensive income	3,575,866	1,372,462
Retained earnings	4,213,373	14,860,510
Total stockholders' equity	54,110,114	20,505,692

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$78,918,704	$31,561,818

The accompanying notes are an integral part of the consolidated financial statements.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008 (Restated)	2007(Restated)

Net sales	$57,130,098	$34,580,611

Cost of goods sold	25,676,126	14,012,207

Gross profit	31,453,972	20,568,404

Operating expenses
Selling expenses	499,470	750,026
General and administrative expenses	2,294,928	719,398

Total operating expenses	2,794,398	1,469,424

Income from operations	28,659,574	19,098,980

Non-operating income (expenses)
Interest income	15,542	2,118
Interest expense	(203,498)	(134,511)
Other expenses, net	(57,431)	(203)

Total non-operating expenses	(245,387)	(132,596)

Income before income tax	28,414,187	18,966,384

Provision for income tax	6,690,206	6,260,444

Net income	21,723,981	12,705,940

Other comprehensive income
Foreign currency translation gain	2,170,763	1,085,643

Comprehensive Income	$23,894,744	$13,791,583

Basic weighted average shares outstanding	13,133,141	8,000,000

Diluted weighted average shares outstanding	13,429,416	8,000,000

Basic net earnings per share	$1.65	$1.59

Diluted net earnings per share	$1.62	$1.59

The accompanying notes are an integral part of the consolidated financial statements.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008 (Restated)	2007 (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,723,981	$12,705,940
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	3,335,565	1,758,945
Accretion of interest on asset retirement obligation	153,321	134,512
Imputed interest expenses	50,177	-
Stock option compensation expense	471,979	-
Changes in deferred tax	(456)	(9,001)
Increase in deferred tax liability	-	-
(Increase) decrease in current assets:
Accounts receivable	3,686,105	1,021,986
Advance to suppliers	52,059	-
Other receivables, deposits and prepayments	79,503	79,320
Inventory	537,532	(453,946)
Increase (decrease) in current liabilities:
Accounts payable	(50,904)	(90,477)
Unearned revenue	(14,110)	(268,524)
Accrued liabilities and other payables	(251,156)	(365,433)
Taxes payable	(1,368,204)	2,748,056

Net cash provided by operating activities	28,405,392	17,261,378

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	(346)	-
Acquisition of property and equipment	(109,094)	(6,190,079)
Construction in progress	(96,720)	-
Prepaid mining rights	(12,112,245)	(6,242,120)
Cash acquired at purchase of business	7,204,465	-

Net cash used in investing activities	(5,113,940)	(12,432,199)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan to shareholder	-	854,611
Repayment from shareholder	791,937	-
Advance from shareholder	248,035	-
Dividend payment to Xing An shareholders	(18,000,000)	(2,159,719)

Net cash used in financing activities	(16,960,028)	(1,305,108)

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	1,086,090	519,392

NET INCREASE IN CASH & CASH EQUIVALENTS	7,417,514	4,043,463

CASH & CASH EQUIVALENTS, BEGINNING OF YEAR	9,327,227	5,283,764

CASH & CASH EQUIVALENTS, END OF YEAR	$16,744,741	$9,327,227

Supplemental Cash flow data:
Income tax paid	$7,502,216	$3,546,181
Interest paid	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Series A Preferred stock		Common stock
	Shares	Amount	Shares	Amount	Paid in capital	Statutory reserves	Other comprehensive income	Retained earnings	Total

Balance at December 31, 2006	-	$-	8,000,000	$8,000	$1,321,062	$1,846,933	$286,819	$3,251,295	$6,714,109

Net income for the year	-	-	-	-	-	-	-	12,705,940	12,705,940

Transfer to statutory reserves	-	-	-	-	-	1,096,725	-	-1,096,725	-

Foreign currency translation gain	-	-	-	-	-	-	1,085,643	-	1,085,643

Balance at December 31, 2007 (Restated)	-	-	8,000,000	8,000	1,321,062	2,943,658	1,372,462	14,860,510	20,505,692

Recapitalization on reverse acquisition with Xing An coal mines	400,000	400	6,932,582	6,932	36,882,979	2,264,570	-	-	39,154,881

Net income for the year	-	-	-	-	-	-	-	21,723,981	21,723,981

Stock options issued to employee	-	-	-	-	471,979	-	-	-	471,979

Imputed interest on advances from a stockholder	-	-	-	-	50,177	-	-	-	50,177

Dividend payable to Xing An shareholders	-	-	-	-		-	-	-30,000,000	-30,000,000

Transfer to statutory reserves	-	-	-	-	-	2,371,118	-	-2,371,118	-

Foreign currency translation gain	-	-	-	-	-	-	2,203,404	-	2,203,404

Balance at December 31, 2008 (Restated)	400,000	$400	14,932,582	$14,932	$38,726,197	$7,579,346	$3,575,866	$4,213,373	$54,110,114

The accompanying notes are an integral part of the consolidated financial statements.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Songzai International Holding Group, Inc. (“Songzai” or the “Company”) was incorporated in Nevada on June 7, 2001. As described in the third paragraph in this Note 1, in April 2008 the Company completed a transaction with Xing An (as defined below) which is accounted for as a reverse acquisition and the historical financial information contained herein is of Xing An. The Company is engaged in coal production by exploring, assembling, assessing, permitting, developing and mining coal properties in the People’s Republic of China (the “PRC”). After obtaining permits from the Heilongjiang Province National Land and Resources Administration Bureau and Heilongjiang Economic and Trade Commission, the Company extracts coal from properties it has the right to mine, and sells most of the coal on a per ton basis for cash on delivery, primarily to power plants, cement factories, wholesalers and individuals for home heating.

On September 23, 2004, the Company acquired a 75% interest in Heilongjiang Tong Gong Kuang Ye You Xian Gong Si (“Tong Gong”), which owns the mining rights to a coal mine located near Heihe City in the Heilongjiang Province in exchange for 400,000 shares of its convertible preferred stock which, at the time of issuance, were convertible into 40,000,000 shares of common stock. (The conversion ratio was amended to 1:10 on December 19, 2006, such that the 400,000 shares of convertible preferred stock were convertible into 4,000,000 shares of common stock) Effective January 7, 2008, however, the conversion ratio for the preferred stock was changed to 1-for-1 as a result of the 10-to-1 reverse stock split of issued and outstanding shares of common stock which was effective on that date.  Additionally, Harbin Green Ring Biological Degradation Products Developing Co., Ltd. (“Harbin Green”), which owns the remaining 25% of Tong Gong, assigned and transferred his beneficial interests to the Company.  As a result, the Company beneficially owns 100% of Tong Gong.

On December 31, 2007, the Company entered into a Stock Purchase Agreement (the “Agreement”) to acquire two PRC mining companies under common ownership: Heilongjiang Xing An Group Hong Yuan Coal Mine Co., Ltd. (“Hong Yuan”) and Heilongjiang Xing An Group Sheng Yu Mining Co., Ltd. (“Sheng Yu”, and with Hong Yuan sometimes collectively as “Xing An”) for an aggregate purchase price determined by multiplying the number of shares of Songzai outstanding just prior to the transaction (400,000 Series A preferred shares and 6,932,582 common shares) by the average stock price of Songzai stock two days before and two days after the Agreement date.  This transaction was completed on April 4, 2008, and the Xing An shareholders received 8 million shares of Songzai common stock and $30 million, which is treated as a dividend pursuant to the accounting treatment applied to the transaction.  As a result of the transaction  Xing An shareholders now collectively own 53% of the combined company.  For accounting purposes, the transaction was accounted for as a reverse acquisition of the Company by Xing An.

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

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement No. 142”), goodwill is not amortized but is tested for impairment annually, or when circumstances indicate a possible impairment may exist. Impairment testing is performed at a reporting unit level. An impairment loss generally would be recognized when the carrying amount of the reporting unit exceeds the fair value of the reporting unit, with the fair value of the reporting unit determined using a discounted cash flow (DCF) analysis. A number of significant assumptions and estimates are involved in the application of the DCF analysis to forecast operating cash flows, including the discount rate, the internal rate of return, and projections of realizations and costs to produce. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated.

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

The Company reviews its asset retirement obligation at least annually and makes necessary adjustments for permit changes as granted by state authorities and for revisions of estimates of the amount and timing of costs. For ongoing operations, adjustments to the liability result in an adjustment to the corresponding asset.

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

Mining structure includes the main and auxiliary mine shafts, underground tunnels, and other integrant mining infrastructure. Depreciation for the mine shafts is provided to write off the cost of the mining structure using the units of production method based on salable reserves determined under Industry Guide 7.

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

Resource Compensation Fees

In accordance with the relevant regulations, a company that is engaged in coal production business is required to pay a fee to the Heilongjiang Province National Land and Resources Administration Bureau as the compensation for the depletion of coal resources. Tong Gong is required to pay mineral resource compensation fees at a rate of RMB 3 per ton for its total production during the year; Xing An is required to pay resource compensation fees at 1% of its total sales.  The Company expenses such costs when incurred.

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

	For the Year Ended December 31, 2008 (Restated)	For the Year Ended December 31, 2007 (Restated)
Net income	$21,723,981	$12,705,940

Weighted average shares outstanding - basic	13,133,141	8,000,000
Effect of dilutive securities:
Series “A” preferred stock	296,175	-
Unexercised warrants	-	-
Weighted average shares
outstanding - diluted	13,429,316	8,000,000

Earnings per share – basic	$1.65	$1.59
Earnings per share – diluted	$1.62	$1.59

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

3. INVENTORY

Inventory at December 31, 2008 and December 31, 2007 consisted of coal and materials needed for coal extraction.

4. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at December 31, 2008 and December 31, 2007:

	2008	2007
Building	$3,043,457	$1,925,671
Mining structure	9,878,629	3,440,002
Production equipment	4,194,548	2,492,049
Office equipment	63,573	-
Vehicles	146,391	14,394
	17,326,598	7,872,116
Less: Accumulated depreciation	(3,614,600)	(200,994)
	$13,711,998	$7,671,122

Depreciation expense for 2008 and 2007 was approximately $936,000 and $100,100, respectively.

5. OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

Other receivables represented advances to employees for traveling and other business related expenses. Deposits mainly represented deposits to the government for certain mining certificates issued by the specific PRC Authorities. Prepayments represented payments made for working supplies and utilities.

6. PREPAID MINING RIGHTS

Prepaid mining rights represent that portion of the mining rights for which the Company has previously paid. The price was determined by the local mining bureau from which the Company acquired its mining rights, based in part on market price set by the Heilongjiang Department of Land and Resources and in part on negotiations with the local mining bureau. The price is established at the time of payment, regardless of when production of the underlying coal occurs. The price for Tong Gong is RMB 8 per ton for 2008 and RMB 3.09 per ton for 2005 through 2007; the price for Xing An is RMB 9 per ton for 2008, RMB 6 per ton for 2006 and 2007, and RMB 4 per ton for 2005. For the mining rights granted prior to September 1, 2006, the Company is generally required to pay the full amount of its mining rights within five years from the date such rights are granted unless specific good cause exists for extension. Effective September 1, 2006, under the authority of the Heilongjiang Geology and Mineral Exploration Office, the Company has ten years to fully pay for the mining rights granted on or after such date.

If the Company decides to cease mining at a particular property, and the Company already extracted all the coal underlying the prepaid mining rights, the government will take back that coal mine.  If the Company decides to cease mining but has not extracted all the coal underlying the prepaid mining rights, while the Company will not be entitled to a refund of the corresponding prepaid mining rights from the government, the Company can sell any unused prepaid mining rights to a third party.

The following table illustrates the grant date of the mining rights and corresponding due date for the payment:

Grant date of the mining rights (1)		In Place Resources to which Mining Rights Relate (in metric tons) (2)		Due date for the payment of mining rights
Xing An	Tong Gong	Xing An	Tong Gong	Xing An	Tong Gong
	12/30/2004		4,649,700		12/30/2009
4/1/2005		816,300		12/30/2010
10/15/2005		13,520,700		9/30/2010
3/1/2007		5,444,800		3/1/2017
	9/30/2007		1,500,000		9/30/2017
Total		19,781,800	6,149,700

(1)  Grant date is the date that the reserves appraisal report by government authorized mining engineers is filed with Heilongjiang Department of Land and Resources and the Company is approved for the total tons of coal it is legally allowed to extract based on the PRC reserves appraisal report.

(2)  The Company’s mining rights are based on appraisals of in place resources conducted by the appropriate PRC authorities and are expressed as a maximum number of metric tons of coal in each mine which the Company is entitled to extract under the related mining rights.

The Company’s prepaid mining rights consisted of the following at December 31, 2008 and December 31, 2007, respectively.

	December 31, 2008 (Restated)			December 31, 2007 (Restated)

	Xing An	Tong Gong	Total
Prepaid mining rights	$21,676,517	$3,511,544	$25,188,061	$10,439,273
Less: Amortized portion	(5,358,752)	(640,776)	(5,999,528)	(3,615,466)
Prepaid mining rights, net	16,317,765	2,870,768	19,188,533	6,823,807

The Company amortizes the mining rights by using total cost of mining rights (the sum of those for which the Company has paid and those for which the Company is still committed to pay), divided by total salable reserves determined under SEC Industry Guide 7, multiplied by production during the period.  The cost of unpaid mining rights has been assumed to be the same as the most current price per ton paid by the Company (RMB 8 per ton). The amortization expense was approximately $2,171,000 and $1,510,000 for the years ended December 31, 2008 and 2007.

As of December 31, 2008, the total quantity of coal the Company is legally allowed to extract under the mining rights of Xing An and Tong Gong was 25,931,500 tons; however, as noted in the table above, this amount reflects the in place resources on which the mining rights are based and to which those mining rights extend. But these amounts, determined by the appropriate PRC authorities, do not coincide with the definition of proven and probable reserves of as set forth in SEC Industry Guide 7, which would be 8.9 million tons at December 31, 2008.  The Company has paid for 25,165,295 tons at December 31, 2008, and is committed to pay for 766,205 tons of coal at RMB 8 ($1.17) per ton for a total of $893,664, which must be paid by September 30, 2017.  The prepayment of mining rights is accounted for similar to a royalty agreement as neither the payment terms nor the price per ton is fixed.

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

Payments to shareholders

As discussed elsewhere in this Annual Report, the Company completed the acquisition of Xing An in April 2008 in which Xing An shareholders, including Mr. Guoqing Yue, the Company's Chairman of the Board, received  8 million shares of Songzai common stock and dividends of $30,000,000. On October 15, 2008, a dividend of $18 million was paid to the Xing An shareholders in accordance with the terms of the Stock Purchase Agreement. The Company anticipates paying the remaining $12 million of the dividend to the Xing An shareholders by April 2009.

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

The following tables describe the changes to the Company’s asset retirement cost and obligation:

Asset Retirement Cost at December 31, 2008 and December 31, 2007 was:

	2008 (Restated)	2007 (Restated)
Asset retirement cost	$3,489,454	$3,269,409
Less: Accumulated amortization	(859,341)	(565,623)
	$2,630,113	$2,703,786

Amortization expense for asset retirement cost for the years ended December 31, 2008 and 2007 was approximately $268,000 and $236,000, respectively.

Asset Retirement Obligation activity for the years ended December 31, 2008 and 2007 was:

	2008	2007
Balance at January 1	$3,577,759	$3,213,087
Accretion expense	153,321	134,512
Foreign currency translation gain	243,276	230,160
Ending balance	$3,974,356	$3,577,759

12. DEFERRED TAXES

Deferred tax asset represented differences between the tax bases and book bases of amortization expense of mining rights for reserves under Industry Guide 7, amortization expense and interest accretion expense on asset retirement cost and obligation.

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

At December 31, 2008 and December 31, 2007, deferred tax asset (liability) consisted of the following:

	2008 (Restated)	2007 (Restated)
Deferred tax asset for amortization of mining rights, amortization of asset retirement cost and accretion of interest expense on asset retirement obligation	$1,397,679	$1,014,420

Deferred tax liability for reserve for safety and maintenance	(1,349,928)	(744,956)
	$47,751	$269,464

13. INCOME TAXES

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Songzai was incorporated in the United States and has incurred net operating loss for income tax purposes.  Songzai has net operating loss carry forwards for income taxes of approximately $2,742,000 at December 31, 2008 which may be available to reduce future years’ taxable income as NOL can be carried forward up to 20 years from the year the loss is incurred. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance has been provided.

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

14. MAJOR CUSTOMERSAND VENDORS

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

18. REVERSE ACQUISITION AND GOODWILL

On April 4, 2008, the Company completed the acquisition of 90% of Xing An pursuant to the Agreement for an aggregate purchase price  determined by multiplying the number of shares of Songzai outstanding just prior to the transaction (400,000 Series A preferred shares and 6,932,582 common shares) by the average stock price of Songzai stock two days before and two days after the Agreement date. The beneficial interests to the remaining 10% of Xing An were placed in trust by the Xing An shareholders for the benefit of the Company because current PRC regulations restrict foreign ownership of any mining-related company to a maximum of 90% of such company’s equity interest.  In connection with the transaction, the Xing An shareholders received 8 million shares of Songzai common stock and $30 million, which is treated as a dividend pursuant to the accounting treatment applied to the transaction.  As a result of the acquisition, the Xing An Shareholders now collectively own 53% of the combined company. For accounting purposes, the acquisition of Xing An by Songzai is accounted for as a reverse acquisition of Songzai by Xing An.

The operating results of Xing An for the year ended December 31, 2008 and Songzai for the nine months ended December 31, 2008 are included in the accompanying consolidated statements of operations from the acquisition date.  For convenience of reporting the acquisition for accounting purposes, April 1, 2008 was designated as the acquisition date.

The following table summarizes the fair values of the assets acquired and liabilities assumed of Songzai, at the date of acquisition. . The cash consideration of $30,000,000 has been treated as dividend payable to the Xing An shareholders and has been recorded as a charge to retained earnings. The total purchase consideration exceeded the fair value of the net assets acquired for the acquisition by $26,180,923 which was recorded as goodwill.

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

For the years ended December 31, 2008 and 2007	Pro forma	Pro forma
	Consolidated 2008 (Restated)	Consolidated 2007 (Restated)

Net revenue	$61,263,067	$46,931,777

Cost of revenue	27,589,449	20,190,483

Gross profit	33,673,618	26,741,294

Total operating expenses	3,222,927	3,278,390

Income from operations	30,450,691	23,462,904

Total non-operating expenses, net	(252,921)	(182,019)

Income before income tax	30,197,770	23,280,885

Income tax	6,767,011	7,004,906

Net income	$23,430,759	$16,275,979

Basic weighted average shares outstanding	14,932,582	14,932,582
Diluted weighted average shares outstanding	15,332,582	15,332,582

Basic net earnings per share	$1.57	$1. 09
Diluted net earnings per share	$1.53	$1.06

 19. US PARENT COMPANY ONLY FINANCIAL STATEMENTS

BALANCE SHEETS	2008 (Restated)
ASSETS

Cash	$36,918

Investment in subsidiaries	85,684,836

TOTAL ASSETS	$85,721,754

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$129,500
Dividend payable to shareholders of Xing An	12,000,000
Due to subsidiary	18,000,000
Advance from shareholder	1,482,140

Total current liabilities	31,611,640

STOCKHOLDERS' EQUITY:
Series A Preferred Stock ($0.001 par value, 8,000,000 shares authorized, 400,000 shares issued and outstanding)	400
Common stock ($0.001 par value, 100,000,000 shares authorized, 14,932,582 and 6,932,000 shares issued and outstanding as of December 31, 2008 and December 31, 2007, respectively)	14,932
Additional paid-in capital	38,726,197
Accumulated other comprehensive income	3,575,866
Statutory reserves	7,579,346
Retained earnings	4,213,373

Total stockholders' equity	54,110,114

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$85,721,754

20. RESTATEMENT OF FINANCIAL STATEMENTS

The financial statements as at and for the year ended December 31, 2008 and 2007 were restated to reflect the following:

Amortization of mining rights based on salable reserves determined under SEC Industry Guide 7, which resulted in additional $1.6 million and $1.0 million amortization expense for the year ended December 31, 2008 and 2007, respectively.  The Company initially calculated the amortization expense by using tons of coal extracted multiplied by the price per ton that was paid based on the first in first out method.

Amortization of asset retirement obligation based on salable reserves determined under SEC Industry Guide 7, which resulted in additional $96,018 and $79,533 amortization expense on asset retirement obligation for the year ended December 31, 2008 and 2007, respectively. The Company initially amortized asset retirement obligation on a straight line basis over the estimated useful lives of the capped amount of coal that the Company is legally allowed to extract.

Excluding the $30 million in cash payable pursuant to the transaction to the Xing An shareholders as a deduction from the market value of the shares issued in determining the purchase price which resulted in goodwill of $26,180,923, additional property and equipment of $4.77 million. The Company originally subtracted the $30 million in cash payable to the Xing An shareholders from the market value of Songzai shares in determining the purchase price.

Reclassification of entire mining rights as noncurrent.

Reclassification of cash payment for mining rights from operating activities to investing activities.

The following table presents the effects of the restatement adjustment on the accompanying consolidated statements of income for the years ended December 31, 2008 and 2007, respectively:

Consolidated Statement of Income and Comprehensive Income for the year ended December 31, 2008	As previously Reported	Restated	Net Adjustment

Cost of goods sold	$23,755,247	$25,676,126	$1,920,879
General and Administrative expenses	$2,198,910	$2,294,928	$96,018
Income from operations	$30,676,471	$28,659,574	$(2,016,897)
Income before income tax	$30,431,084	$28,414,187	$(2,016,897)
Provision for income tax	$7,145,936	$6,690,206	$(455,730)
Net income	$23,285,148	$21,723,981	$(1,561,167)
Foreign currency translation gain	$2,219,843	$2,170,763	$(49,080)
Comprehensive income	$25,504,991	$23,894,744	$(1,610,247)

Basic net earnings per share	$1.77	$1.65	$(0.12)
Diluted net earnings per share	$1.73	$1.62	$(0.11)

Consolidated Statement of Income and Comprehensive Income for the year ended December 31, 2007	As previously Reported	Restated	Net Adjustment

Cost of goods sold	$12,964,485	$14,012,207	$1,047,722
General and Administrative expenses	$639,865	$719,398	$79,533
Income from operations	$20,226,235	$19,098,980	$(1,127,255)
Income before income tax	$20,093,639	$18,966,384	$(1,127,255)
Provision for income tax	$6,631,364	$6,260,444	$(370,920)
Net income	$13,462,275	$12,705,940	$(756,335)
Foreign currency translation gain	$1,118,284	$1,085,643	$(32,641)
Comprehensive income	$14,580,559	$13,791,583	$(788,976)

Basic net earnings per share	$1.68	$1.59	$(0.09)
Diluted net earnings per share	$1.68	$1.59	$(0.09)

The following table presents the effects of the restatement adjustment on the accompanying consolidated balance sheets at December 31, 2008 and December 31, 2007, respectively:

Consolidated Balance Sheet at December 31, 2008		As previously Reported		Restated		Net Adjustment

Prepaid mining rights - current		$816,655		$-		$(816,655)
	$		$		$
Goodwill		$-		$26,180,923		$26,180,923
Prepaid mining rights, net		$22,680,091		$19,188,533		$(3,491,558)
Property and equipment, net		$8,936,076		$13,711,998		$4,775,922
Deferred tax asset		$-		$47,751		$47,751
Asset retirement obligation		$2,922,418		$2,630,113		$(292,305)

Total assets		$52,514,626		$78,918,704		$26,404,078

Deferred tax liability		$155,466		$-		$(155,466)

Additional paid in capital		$8,726,197		$38,726,197		$30,000,000
Accumulated other comprehensive income		$3,624,946		$3,575,866		$(49,080)
Retained earnings		$7,604,749		$4,213,373		$(3,391,376)

Total stockholder’s equity		$27,550,570		$54,110,114		$26,559,544

Consolidated Balance Sheet at December 31, 2007		As previously Reported		Restated		Net Adjustment

Prepaid mining right - current		$405,780		$-		$(405,780)
	$		$		$
Prepaid mining right, net		$9,097,484		$6,823,807		$(2,273,677)
Deferred tax asset		$-		$269,464		$269,464
Asset retirement obligation		$2,901,600		$2,703,786		$(197,814)

Total assets		$34,169,624		$31,561,818		$(2,607,806)

Deferred tax liability		$744,956		$-		$(744,956)

Accumulated other comprehensive income		$1,405,103		$1,372,462		$(32,641)
Retained earnings		$16,690,719		$14,860,510		$(1,830,209)

Total stockholder’s equity		$22,368,542		$20,505,692		$(1,862,850)

The following table presents the effects of the restatement adjustment on the accompanying consolidated statements of cash flows for the years ended December 31, 2008 and 2007, respectively:

Consolidated Statement of Cash Flows for the year ended December 31, 2008	As previously Reported	Restated	Net Adjustment

Net income	$23,285,148	$21,723,981	$(1,561,167)
Depreciation and amortization	$1,318,668	$3,335,565	$2,016,897
Changes in deferred tax	$455,274	$(456)	$(455,730)
Prepaid mining rights	$(12,112,245)	$-	$12,112,245
Net cash provided by operating activities	$16,293,147	$28,405,392	$12,112,245

Prepaid mining rights	$-	$(12,112,245)	$(12,112,245)
Net cash provided by (used in) investing activities	$6,998,305	$(5,113,940)	$(12,112,245)

Consolidated Statement of Cash Flows for the year ended December 31, 2007	As previously Reported	Restated	Net Adjustment

Net income	$13,462,275	$12,705,940	$(756,335)
Depreciation and amortization	$631,691	$1,758,945	$1,127,255
Changes in deferred tax	$361,919	$(9,001)	$(370,920)
Prepaid mining right	$(6,242,120)	$-	$6,242,120
Net cash provided by operating activities	$11,019,258	$17,261,378	$6,242,120

Prepaid mining right	$-	$(6,242,120)	$(6,242,120)
Net cash used in investing activities	$(6,190,079)	$(12,432,199)	$(6,242,120)