Form 10-Q/A
period 2009-03-31
SONGZAI INTERNATIONAL HOLDING GROUP INC
filed 2009-11-25
CIK 1145761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-Q/A
(Amendment No. 1)
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to _______________

Commission File Number 333-66994

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

  EXPLANATORY NOTE

Songzai International Holding Group Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the period ended March 31, 2009, originally filed with the Securities and Exchange Commission (the “SEC”) on May 14, 2009 (the “Original Form 10-Q”), in response to comments received from the SEC. In addition, we are concurrently filing Form 10-K/A as of and for the period ended December 31, 2008 and Forms 10-Q/A as of and for the periods ended each of June 30, 2009 and September 30, 2009.

The comments from the SEC related to, among other things, (i) the proper disclosure reconciling the coal reserves as estimated under the People’s Republic of China mining rights appraisal process with the reserves as estimated pursuant to SEC Industry Guide 7, (ii) the accounting for our reverse acquisition of Heilongjiang Xing An Group Hong Yuan Coal Mining Co., Ltd. and Heilongjiang Xing An Group Sheng Yu Ming Co., Ltd. in April, 2008, and (iii) the restatement of our consolidated financial statements to reflect the changes made in response to the SEC’s comments.  See Note 19 to our consolidated financial statements contained in Item 1 of Part I of this report for more information regarding the restatement and details of the impact of the restatement on our consolidated financial statements as of and for the period ended March 31, 2009.

In response to the SEC’s comments, we also have revised the data and information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Item 2 of Part I of this report and Item 15 of Part III to contain the currently-dated certifications from our principal executive officer and chief accounting officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Because this Form 10-Q/A sets forth the Original Form 10-Q in its entirety, it includes both items that have been changed and items that are unchanged from the Original Form 10-Q. Other than the revision of the disclosures as discussed above, this Form 10-Q/A speaks as of the original filing date of the Original Form 10-Q and has not been updated to reflect other events occurring subsequent to the original filing date. This includes forward-looking statements and all other sections of this Form 10-Q/A that were not revised, which should be read in their historical context.

SONGZAI INTERNATIONAL HOLDING GROUP INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SONGZAI INTERNATIONAL HOLDING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of March 31, 2009	As of December 31, 2008
	(Restated)	(Restated)
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash & cash equivalents	$31,378,256	$16,744,741
Restricted cash	212,861	212,901
Accounts receivable	1,259,745	-
Other receivables, deposits and prepayments	199,747	47,458
Inventory	1,563,958	29,662
Total current assets	34,614,567	17,034,762

NONCURRENT ASSETS
Goodwill	26,180,923	26,180,923
Prepaid mining rights, net	18,083,503	19,188,533
Long term prepaid expense	13,654	27,311
Property and equipment, net	12,984,226	13,711,998
Construction in progress	108,266	97,313
Deferred tax asset	79,297	47,751
Asset retirement cost, net	2,445,121	2,630,113
Total noncurrent assets	59,894,990	61,883,942

TOTAL ASSETS	$94,509,557	$78,918,704

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$289,965	$270,325
Unearned revenue	1,818,781	190,217
Accrued liabilities and other payables	487,299	497,549
Taxes payable	10,335,276	6,700,901
Advance from shareholder	1,617,921	1,175,242
Dividend payable to Xing An shareholders	12,000,000	12,000,000
Total current liabilities	26,549,242	20,834,234

NONCURRENT LIABILITIES
Asset retirement obligation	4,013,722	3,974,356
Total noncurrent liabilities	4,013,722	3,974,356
Total liabilities	30,562,964	24,808,590

CONTINGENCIES AND COMMITMENT

STOCKHOLDERS' EQUITY
Series A Preferred Stock ($0.001 par value, 8,000,000 shares authorized, 400,000 shares issued and outstanding)	400	400
Common stock, $0.001 par value, 100,000,000 shares authorized, 14,932,582 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	14,932	14,932
Additional paid in capital	38,756,240	38,726,197
Statutory reserves	8,798,286	7,579,346
Accumulated other comprehensive income	3,380,858	3,575,866
Retained earnings	12,995,877	4,213,373
Total stockholders' equity	63,946,593	54,110,114
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$94,509,557	$78,918,704
The accompanying notes are an integral part of the consolidated financial statements.

SONGZAI INTERNATIONAL HOLDING GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED (UNAUDITED)

	MARCH 31, 2009	MARCH 31, 2008
	(Restated)	(Restated)

Net sales	$20,758,454	$15,162,953

Cost of goods sold	6,961,358	6,610,588

Gross profit	13,797,096	8,552,365

Operating expenses
Selling expenses	284,598	278,036
General and administrative expenses	553,834	180,790

Total operating expenses	838,432	458,826

Income from operations	12,958,664	8,093,540

Non-operating income (expenses)
Interest income	10,351	680
Interest expense	(64,391)	(37,166)
Financial expense	(23)	(86)

Total non-operating expenses	(54,063)	(36,572)

Income before income tax	12,904,601	8,056,968

Provision for income tax	2,903,158	2,014,242

Net income	10,001,443	6,042,726

Other comprehensive income
Foreign currency translation gain (loss)	(195,008)	664,442

Comprehensive Income	$9,806,435	$6,707,168

Basic weighted average shares outstanding	14,932,582	8,000,000

Diluted weighted average shares outstanding	15,334,056	8,000,000

Basic net earnings per share	$0.67	$0.76

Diluted net earnings per share	$0.65	$0.76
The accompanying notes are an integral part of the consolidated financial statements.

SONGZAI INTERNATIONAL HOLDING GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED (UNAUDITED)

	MARCH 31, 2009	MARCH 31, 2008
	(Restated)	(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,001,443	$6,042,726
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,921,185	1,477,895
Accretion of interest on asset retirement obligation	40,123	37,166
Imputed interest	24,269	-
Stock option compensation expense	5,774	-
Changes in deferred tax	(31,122)	(31,737)
(Increase) decrease in current assets:		-
Accounts receivable	(1,259,782)	991,260
Other receivables, deposits and prepayments	(152,305)	(15,707)
Inventory	(1,534,348)	(709,078)
Increase (decrease) in current liabilities:
Accounts payable	19,667	-
Unearned revenue	1,628,649	-
Accrued liabilities and other payables	(10,156)	(42,216)
Taxes payable	3,635,754	1,849,605

Net cash provided by operating activities	14,289,151	9,599,914

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(35,122)	(1,548)
Construction in progress	(10,972)	-

Net cash used in investing activities	(46,094)	(1,548)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment from shareholders	394,062	767,878

Net cash provided by financing activities	394,062	767,878

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	(3,604)	171,892

NET INCREASE IN CASH & CASH EQUIVALENTS	14,633,515	10,538,136

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	16,744,741	9,327,227

CASH & CASH EQUIVALENTS, END OF PERIOD	$31,378,256	$19,865,363

Supplemental Cash flow data:
Income tax paid	$260,361	$-
Interest paid	$-	$-
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

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("Statement No. 142"), goodwill is not amortized but is tested for impairment annually, or when circumstances indicate a possible impairment may exist. Impairment testing is performed at a reporting unit level. An impairment loss generally would be recognized when the carrying amount of the reporting unit exceeds the fair value of the reporting unit, with the fair value of the reporting unit determined using a discounted cash flow (DCF) analysis. A number of significant assumptions and estimates are involved in the application of the DCF analysis to forecast operating cash flows, including the discount rate, the internal rate of return, and projections of realizations and costs to produce. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated.

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

	Three Months Ended March 31, 2009 (Restated)	Three Months Ended March 31, 2008 (Restated)
Net income	$10,001,443	$6,042,726

Weighted average shares outstanding - basic	14,932,582	8,000,000
Effect of dilutive securities:
Series “A” preferred stock	400,000	-
Options issued	1,474	-
Weighted average shares
outstanding - diluted	15,334,056	8,000,000

Earnings per share – basic	$0.67	$0.76
Earnings per share – diluted	$0.65	$0.76

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

3. INVENTORY

Inventory at March 31, 2009 and December 31, 2008 consisted of coal and materials needed for coal extraction.

4. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009 (Restated)	2008 (Restated)
Building	$3,042,878	$3,043,457
Mining structure	9,876,751	9,878,629
Production equipment	4,262,594	4,194,548
Office equipment	29,840	63,573
Vehicles	146,362	146,391
	17,358,425	17,326,598
Less: Accumulated depreciation	(4,374,199)	(3,614,600)
	$12,984,226	$13,711,998

Depreciation expense for the three months ended March 31, 2009 and 2008 was approximately $617,000 and $126,000, respectively.

 5. OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

Other receivables represented advances to employees for traveling and other business related expenses. Deposits mainly represented deposits to the government for certain mining certificates issued by the specific PRC authorities. Prepayments represented payments made for working supplies and utilities.

6. PREPAID MINING RIGHTS

Prepaid mining rights represent that portion of the mining rights for which the Company has previously paid. The price was determined by the local mining bureau from which the Company acquired its mining rights, based in part on market price set by the Heilongjiang National Land and Resources Administration Bureau and in part on negotiations with the local mining bureau. The price is established at the time of payment, regardless of when production of the underlying coal occurs. The price for Tong Gong was RMB 8 per ton for 2008 and RMB 3.09 per ton for 2005 through 2007; the price for Xing An was RMB 9 per ton for 2008, RMB 6 per ton for 2006 and 2007, and RMB 4 per ton for 2005. The Company is generally required to pay the full amount of any mining rights granted prior to September 1, 2006 within five years from the date such rights are granted unless specific good cause exists for extension. Effective September 1, 2006, under the authority of the Heilongjiang Geology and Mineral Exploration Office, the Company has ten years to fully pay for any mining rights granted on or after such date.

If the Company decides to cease mining at a particular property, and the Company already extracted all the coal underlying its prepaid mining rights, the government will take back that coal mine.  If the Company decides to cease mining but has not extracted all coal underlying its prepaid mining rights, while the Company will not be entitled to a refund of the corresponding prepaid mining rights from the government, the Company can sell such unused prepaid mining rights to a third party.

 The following table illustrates the grant dates of the Company's mining rights and corresponding payment due dates:

Grant date of mining rights(1)		In Place Resources to which Mining Rights Relate (in metric tons)(2)		Due date for the payment of mining rights
Xing An	Tong Gong	Xing An	Tong Gong	Xing An	Tong Gong
	12/30/2004		4,649,700		12/30/2009
4/1/2005		816,300		12/30/2010
10/15/2005		13,520,700		9/30/2010
3/1/2007		5,444,800		3/1/2017
	9/30/2007		1,500,000		9/30/2017
Total		19,781,800	6,149,700
(1)  Grant date is the date that the reserves appraisal report by government authorized mining engineers is filed with Heilongjiang Department of Land and Resources and the Company is approved for the total tons of coal it is legally allowed to extract based on the PRC reserves appraisal report.

(2)  The Company’s mining rights are based on appraisals of in place resources conducted by the appropriate PRC authorities and are expressed as a maximum number of metric tons of coal in each mine which the Company is entitled to extract under related mining rights.

The Company’s prepaid mining rights consisted of the following at March 31, 2009 and December 31, 2008, respectively.

	March 31, 2009 (Restated)	December 31, 2008 (Restated)
Prepaid mining rights	$25,183,270	$25,188,061
Less: Amortized portion	(7,099,767)	(5,999,528)
Prepaid mining rights, net	18,083,503	19,188,533

The Company amortizes the mining rights by using total cost of mining rights (the sum of those for which the Company has paid and those for which the Company is still committed to pay), divided by total salable reserves determined under SEC Industry Guide 7, multiplied by production during the period.  The cost of unpaid mining rights has been assumed to be the same as the most current price per ton paid by the Company (RMB 8 per ton). The amortization expense was approximately $1,101,000 and $1,164,000 for the three months ended March 31, 2009 and 2008.

As of March 31, 2009, the total quantity of coal the Company is legally allowed to extract under the mining rights of Xing An and Tong Gong was 25,931,500 tons; however, as noted in the table above, this amount reflects the in place resources on which the mining rights are based and to which those mining rights extend. But these amounts, determined by the appropriate PRC authorities, do not coincide with the definition of proven and probable reserves of SEC Industry Guide 7, which would be 8.46 million tons at March 31, 2009.  The Company has paid for 25,165,295 tons at March 30, 2009, and is committed to pay for 766,205 tons of coal at RMB 8 ($1.17) per ton for a total of $893,664,  which must be paid by September 30, 2017. The prepayment of mining rights is accounted for similar to a royalty agreement as neither the payment terms nor the price per ton is fixed.

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

 The following tables describe the changes to the Company’s asset retirement cost and obligation:

Asset Retirement Cost at March 31, 2009 and December 31, 2008 was:

	March 31,	December 31,
	2009 (Restated)	2008 (Restated)
Asset retirement cost	$3,488,791	$3,489,454
Less: Accumulated amortization	(1,043,670)	(859,341
	$2,445,121	$2,630,113

Amortization expense for asset retirement cost for the three months ended March 31, 2009 and 2008 was approximately $183,000 and $186, 000 respectively.

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

At March 31, 2009 and December 31, 2008, deferred tax asset (liability) consisted of the following:

	March 31,	December 31,
	2009 (Restated)	2008 (Restated)
Deferred tax asset for amortization of mining rights, amortization of asset retirement cost and accretion of interest expense on asset retirement obligation	$1,651,313	$1,397,679
Deferred tax liability for reserve for safety and maintenance	(1,572,016)	(1,349,928)
Net Deferred tax asset	$79,297	$47751

13. INCOME TAXES

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

 Songzai is a US company incorporated in Nevada and has incurred net operating loss (“NOL”) for income tax purposes.  Songzai has net operating loss carry forwards for income taxes  of approximately $2,487,000 in addition to approximately $477,000 stock option expense at March 31, 2009 which may be available to reduce future years’ taxable income as NOL can be carried forward up to 20 years from the year the loss is incurred. Management believes the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance has been provided.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed of Songzai, at the date of acquisition.  The cash consideration of $30,000,000 has been treated as dividend payable to the Xing An shareholders and has been recorded as a charge to retained earnings. The total purchase consideration exceeded the fair value of the net assets acquired in the acquisition by $26,180,293, which was recorded as goodwill.

Cash	$7,204,465
Restricted cash	206,969
Advance to suppliers	51,002
Other receivables	150,693
Inventory	37,870
Prepaid mining rights	1,562,426
Property and equipment	6,186,427
Goodwill	26,180,293
Accounts payable	(317,115)
Tax payable	(342,211)
Advances from shareholder	(900,184)
Other current liabilities	(696,394)
Deferred tax liability	(169,990)
Purchase price	$39,154,881

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

For the three months ended March 31, 2008	Pro forma
Consolidated
(Restated)
Net revenue	$19,295,922

Cost of revenue	8,655,807

Gross profit	10,640,115

Total operating expenses	811,030

Income from operations	9,829,085

Total non-operating expenses, net	(44,107)

Income before income tax	9,784,978

Income tax	2,261,987

Net income	$7,522,991

Basic weighted average shares outstanding	14,932,582
Diluted weighted average shares outstanding	15,332,582

Basic net earnings per share	$0.50
Diluted net earnings per share	$0.49

19. RESTATEMENT OF FINANCIAL STATEMENTS

The balance sheets at March 31, 2009 and December 31, 2008 and the statements of income and comprehensive income for the three months ended March 31, 2009 and 2008 were restated to reflect the following:

Amortization of mining rights based on salable reserves determined under SEC Industry Guide 7, which resulted in additional $824,000 and $862,000 amortization expense for the three months ended March 31, 2009 and 2008, respectively.  The Company initially calculated the amortization expense by using tons of coal extracted multiplied by the price per ton that was paid based on the first in first out method.

Amortization of asset retirement obligations based on salable reserves determined under SEC Industry Guide 7, which resulted in additional $140,000 and $145,000 amortization expense on asset retirement obligation for the three months ended March 31, 2009 and 2008, respectively. The Company initially amortized asset retirement obligation on a straight line basis over the estimated useful lives of the capped amount of coal that the Company is legally allowed to extract.

Depreciation of mining structure based on salable reserves determined under SEC Industry Guide 7, which resulted in additional $455,000 depreciation expense for the three months ended March 31, 2009. The Company initially calculated the depreciation for mining structure including mining shafts over the in place resources determined under PRC standards.  No adjustment was made to the depreciation expense for the three months ended March 31, 2008 as the amount was not material.

Excluding the $30 million in cash payable pursuant to the transaction to the Xing An shareholders as a deduction from the market value of the shares issued in determining the purchase price which resulted in goodwill of $26,180,923, additional property and equipment of $4.77 million. The Company originally subtracted the $30 million in cash payable to the Xing An shareholders from the market value of Songzai shares issued to the in determining the purchase price.

Reclassification of entire mining rights as noncurrent.

The following tables present the effects of the restatement adjustment on the accompanying consolidated statements of income and comprehensive income for the three months ended March 31, 2009 and 2008, respectively:

Consolidated Statement of Income and Comprehensive Income for the Three Months Ended March 31, 2009	As previously Reported	Restated	Net Adjustment
Cost of goods sold	$5,681,772	$6,961,358	$1,279,586
General and Administrative expenses	$413,003	$553,834	$140,831
Income from operations	$14,379,081	$12,958,664	$(1,420,417)
Income before income tax	$14,325,018	$12,904,601	$(1,420,417)
Provision for income tax	$3,195,269	$2,903,158	$(292,111)
Net income	$11,129,749	$10,001,443	$(1,128,306)
Foreign currency translation gain	$(193,864)	$(195,008)	$(1,144)
Comprehensive income	$10,935,885	$9,806,435	$(1,129,450)

Basic net earnings per share	$0.75	$0.67	$(0.08)
Diluted net earnings per share	$0.73	$0.65	$(0.08)

Consolidated Statement of Income and Comprehensive Income for the Three Months Ended March 31, 2008	As previously Reported	Restated	Net Adjustment
Cost of goods sold	$5,747,774	$6,610,588	$862,814
General and Administrative expenses	$35,003	$180,790	$145,787
Income from operations	$9,102,140	$8,093,540	$(1,008,600)
Income before income tax	$9,065,568	$8,056,968	$(1,008,600)
Provision for income tax	$2,266,392	$2,014,242	$(252,150)
Net income	$6,799,176	$6,042,726	$(756,450)
Foreign currency translation gain	$679,918	$664,442	$(15,476)
Comprehensive income	$7,479,094	$6,707,168	$(771,926)

Basic net earnings per share	$0.85	$0.76	$(0.09)
Diluted net earnings per share	$0.85	$0.76	$(0.09)

The following tables present the effects of the restatement adjustment on the accompanying consolidated balance sheets at March 31, 2009 and December 31, 2008, respectively:

Consolidated Balance Sheet at March 31, 2009	As previously Reported	Restated	Net Adjustment
Prepaid mining rights - current	$816,498	$-	$(816,498)
Goodwill	$-	$26,180,923	$26,180,923
Prepaid mining rights, net	$22,399,476	$18,083,503	$(4,315,973)
Property and equipment, net	$8,664,940	$12,984,226	$4,319,286
Deferred tax asset	$-	$79,297	$79,297
Asset retirement obligation	$2,878,253	$2,445,121	$(433,132)

Total assets	$69,495,654	$94,509,557	$25,013,903

Deferred tax liability	$416,191	$-	$(416,191)

Additional paid in capital	$8,756,240	$38,756,240	$30,000,000
Accumulated other comprehensive income	$3,431,082	$3,380,858	$(50,224)
Retained earnings	$17,515,559	$12,995,877	$(4,519,682)

Total stockholder’s equity	$38,516,499	$63,946,593	$25,430,094

Consolidated Balance Sheet at December 31, 2008	As previously Reported	Restated	Net Adjustment
Prepaid mining rights - current	$816,655	$-	$(816,655)
Goodwill	$-	$26,180,923	$26,180,923
Prepaid mining rights, net	$22,680,091	$19,188,533	$(3,491,558)
Property and equipment, net	$8,936,076	$13,711,998	$4,775,922
Deferred tax asset	$-	$47,751	$47,751
Asset retirement obligation	$2,922,418	$2,630,113	$(292,305)

Total assets	$52,514,626	$78,918,704	$26,404,078

Deferred tax liability	$155,466	$-	$(155,466)

Additional paid in capital	$8,726,197	$38,726,197	$30,000,000
Accumulated other comprehensive income	$3,624,946	$3,575,866	$(49,080)
Retained earnings	$7,604,749	$4,213,373	$(3,391,376)

Total stockholder’s equity	$27,550,570	$54,110,114	$26,559,544

The following tables present the effects of the restatement adjustment on the accompanying consolidated statements of cash flows for the three months ended March 31, 2009 and 2008, respectively:

Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2009	As previously Reported	Restated	Net Adjustment
Net income	$11,129,749	$10,001,443	$(1,128,306)
Depreciation and amortization	$500,768	$1,921,185	$1,420,417
Changes in deferred tax	$260,989	$(31,122)	$(292,111)
Net cash provided by operating activities	$14,289,151	$14,289,151	$-

Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2008	As previously Reported	Restated	Net Adjustment
Net income	$6,799,196	$6,042,726	$(756,450)
Depreciation and amortization	$469,295	$1,477,895	$1,008,600
Changes in deferred tax	$220,413	$(31,737)	$(252,150)
Net cash provided by operating activities	$9,599,914	$9,599,914	$-

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

Pursuant to a stock purchase agreement that we entered into on December 31, 2007, on April 4, 2008, we added two coal mines to our operations when we completed the acquisition of two mining companies under common ownership in the PRC, Hong Yuan and Sheng Yu.  In connection with that transaction, the Xing An shareholders received 8 million shares of Songzai common stock and $30 million, which is treated as a dividend pursuant to the accounting treatment applied to the transaction. The purchase price was determined by multiplying the number of shares of Songzai outstanding just prior to the transaction (400,000 Series A preferred shares and 6,932,582 common shares) by the average stock price of Songzai stock two days before and two days after the Agreement date. After the closing of this acquisition transaction, the Xing An Shareholders now collectively own 53% of the combined company. Accordingly, for accounting purposes, the transaction is accounted for as a reverse acquisition of the Company by Xing An and therefore the historical financial information reflected in the financial statements contained in this Form 10-Q/A is that of Xing An. Xing An operates two coal mines, the Hong Yuan and Sheng Yu mines, located in Mohe City in Heilongjiang Province.

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

Goodwill
Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("Statement No. 142"), goodwill is not amortized but is tested for impairment annually, or when circumstances indicate a possible impairment may exist. Impairment testing is performed at a reporting unit level. An impairment loss generally would be recognized when the carrying amount of the reporting unit exceeds the fair value of the reporting unit, with the fair value of the reporting unit determined using a discounted cash flow (DCF) analysis. A number of significant assumptions and estimates are involved in the application of the DCF analysis to forecast operating cash flows, including the discount rate, the internal rate of return, and projections of realizations and costs to produce. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated.

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

RESULTS OF OPERATIONS

On April 4, 2008, the Company completed the acquisition of 90% of Xing An for an aggregate purchase price determined by multiplying the number of shares of Songzai outstanding just prior to the transaction (400,000 Series A preferred shares and 6,932,582 common shares) by the average stock price of Songzai stock two days before and two days after the Agreement date. Pursuant to the purchase agreement, the Xing An shareholders received $30 million, which is treated as a dividend under the accounting treatment of the transaction, and 80,000,000 shares (pre-10-to-1 reverse stock split effected on January 7, 2008) of Songzai's common stock. The beneficial interests to the remaining 10% of Xing An were placed in trust by the Xing An Shareholders for the benefit of the Company. As a result of the acquisition, the Xing An Shareholders now collectively own 53% of the combined company.

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

Comparison of Three Months Ended March 31, 2009 and 2008

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	Quarter Ending March 31, 2009 (unaudited) (Restated)		Quarter Ending March 31, 2008 (unaudited) (Restated)

	$	% of Sales	$	% of Sales
Sales	20,758,454	100%	15,162,953	100%
Cost of Sales	6,961,358	34%	6,610,588	44%
Gross Profit	13,797,096	66%	8,552,365	56%
Operating Expenses	838,432	4%	458,826	3%
Income from Operations	12,958,664	62%	8,093,540	53%
Other Income (Expenses), net	(54,063)	(0.26)%	(36,572)	(0.24)%
Income tax	2,903,158	14%	2,014,242	13%
Net Income	10,001,443	48%	6,042,726	40%

Coal mining production and sales at our three mines, in tons, for the periods indicated:

	Tong Gong Coal Mine				Xing An Coal Mines (Hong Yuan and Sheng Yu)
	Production (tons)		Sales (tons)		Production (tons)	Sales (tons)

Three months ended March 31, 2009:	98,031		98,031		433,806	271,753

Three months ended March 31, 2008:	137,536	*	137,536	*	539,737	472,019

* Not included in our results for the three months ended March 31, 2008.

Sales. Our revenues are derived primarily from the sales of coal. For the three months ended March 31, 2009, we had sales of $20.76 million as compared to sales of $15.16 million for the three months ended March 31, 2008, an increase of approximately 37%.  The increase in sales is primarily due to increase in our selling price. The average selling price per ton for the first quarter of 2009 was approximately $56.14, compared to the average selling price of approximately $32.12 per ton for the first quarter of 2008, an increase of 75%.  Our total sales volume was 369,784 tons for the first quarter of 2009 (combining the sales volumes of Xing An and Tong Gong), as compared to 472,019 tons of sales for the first quarter of 2008 (reflecting only Xing An’s sales volume) a decrease of 102,235 tons or approximately 22%.  We plan our monthly sales volumes in order to pace our production throughout the year, based on purchase orders typically signed 2 to 4 months in advance of the period reported, and the decrease in sales volume during the first three months of 2009 is a result of such planning. Our high average selling price for the first quarter of 2009 reflects the high coal price throughout China at the time the purchase orders underlying our sales during such period were signed, and our selling price can vary dramatically depending on the prevailing market price of coal in Heilongjiang Province.

Cost of Sales.  Our cost of sales for the three-month periods ended March 31, 2009 and 2008 consisted of coal production cost and all depreciation, depletion and amortization attributable to our mining operations. Cost of sales for the three months ended March 31, 2009 was $6.96 million, an increase of $350,770 or approximately 5%, from $6.61 million for the same period of 2008. The slight increase is in line with the sales volume period over period resulting from our planned monthly production and sales volumes. Our total production during the first quarter of 2009 was 531,837 tons (combining the production volumes of Xing An and Tong Gong), of which 369,784 tons were sold during the quarter, as compared to 539,737 tons produced (reflecting only Xing An’s production volume) and 472,019 tons sold for the same period in 2008. Cost of sales as a percentage of sales decreased to approximately 34% for the first quarter of 2009 from approximately 44% for the same period in 2008. This decrease was mainly due to significant increase in the average selling price of coal period over period, despite a slight increase in production cost.  Our average cost per ton was $17.37 in the first quarter of 2009, as compared to $14.17 for the same period in 2008.  This slight increase is attributable to an overall price increase in China since the third quarter of 2008.

Gross Profit. Gross profit was $13.78 million for the three months ended March 31, 2009 as compared to $8.55 million for the same period of 2008, representing an increase of $5.24 million, or 61%.  Our gross profit as a percentage of sales was approximately 66% in the first quarter of 2009 as compared to approximately 56% in the same period in 2008. The increase in gross profit margin was mainly attributable to the high average selling price of coal for the first quarter of 2009, despite the lower sales volume as compared to the same period in 2008.

Operating Expenses.  Operating expenses totaled $838,432 for the three months ended March 31, 2009 as compared to $458,826 for the same period in 2008, an increase of $379,606 or approximately 83%.  This increase is primarily attributable to the combined expenses for Xing An and Tong Gong being taken into account for the first quarter of 2009 (while only Xing An’s expenses were taken into account for the same period in 2008), as well as expenses of approximately $220,000 incurred in connection with our legal and financial reporting obligations as a US public company, salaries for certain of our officers and stock compensation expense.

Net Income. Our net income for the three months ended March 31, 2009 was $10 million as compared to net income of $6.04 million for the same period of 2008, an increase of $3.96 million. Net income as a percentage of sales increased from 40% for the first quarter of 2008 to 48% for the first quarter of 2009. This is mainly attributed to the significant increase in the average selling price of coal (offset by a small increase in cost of sales) combined with an income 50% rate deduction tax holiday for Tong Gong.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

As of March 31, 2009, we had cash and cash equivalents of $31,378,256. Our working capital was approximately $8.06million. The ratio of current assets to current liabilities was 1.30:1 at March 31, 2009.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31
	2009	2008
Cash provided by (used in):
Operating Activities	$14,289,151	$9,599,914
Investing Activities	$(46,094)	$(1,548)
Financing Activities	$394,062	$767,878

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

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +

Contractual Obligations :
Bank Indebtedness	$-	$-	$-	$-	$-
Dividend payable (a)	$12,000,000	$12,000,000	$-	$-	$-
Capital Lease Obligations	$-	$-	$-	$-	$-
Operating Leases	$-	$-	$-	$-	$-
Mining Rights	$893,664	$-	$-	$-	$893,664
Total Contractual Obligations:	$12,893,664	$12,000,000	$-	$-	$893,664
(a) We paid the $12 million to the  Shareholders of Xing An on April 4, 2009.

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

3.1	Articles of Incorporation dated June 7, 2001. (4)

3.2	Certificate of Amendment to Articles of Incorporation dated October 23, 2003. (4)

3.3	Articles of Exchange among Harbin Yong Heng Ke Ji Fa Zhan You Xian Ze Reng Gong Si and Songzai International Holding Group, Inc. (5)

3.4	Certificates of Amendments to Articles of Incorporation, dated October 23, 2003. (5)

3.5	Certificate of Amendment to Articles of Incorporation dated July 16, 2004. (4)

3.6	Certificate of Designation, Preference and Rights of Convertible Preferred Stock dated January 9, 2006. (4)

3.7	Certificate of Change Pursuant to NRS 78.209 as filed with the Secretary of State of Nevada on January 7, 2008. (6)

3.8	Songzai’s Amended and Restated By-laws (13)

4.1	Form of the Promissory Note issued to the Xing An Shareholders (7)

4.2	Form of non-statutory stock option agreement with Yvonne Zhang (11)

4.3	Form of non-statutory stock option agreement with Elan Yaish (11)

10.1	Escrow Agreement dated as of April 4, 2008, by and among the Songzai, the Xing An Shareholders and U.S. Bank (7)

10.2	Trust Agreement dated as of April 4, 2008, by and among Songzai, the Xing An Shareholders and Anping Cang (7)

10.3	Coal Mining Right Permit issued by the Heilongjiang Province National Land and Resources Officer, dated December 31, 2005. (4)

10.4	Coal Mining Right Permit issued by the Heilongjiang Province Economy Committee, dated December 31, 2005. (4)

10.5	Safe Production Certificate issued by the Heilongjiang Coal Safety Inspection Bureau, dated February 16, 2006. (4)

10.6	Employment agreement between Songzai and Yvonne Zhang dated as of July 20, 2007. (7)

10.7	Form of amendment to employment agreement between Songzai and Yvonne Zhang (8)

10.8	Form of employment agreement between Songzai and Hongwen Li (9)

10.9	Form of director offer letter to Guoqing Yue (9)

10.10	Form of director offer letter to Elan Yaish (10)

10.11	Form of indemnification agreement with Elan Yaish (10)

10.12	Form of director offer letter to Yanlin Qu and Shengchun Liu (10)

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer (12)

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer (12)

32.1	Section 906 Certification by the Corporation's Chief Executive Officer (12)

32.2	Section 906 Certification by the Corporation's Chief Financial Officer (12)

(1)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed on January 2, 2004

(2)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed on April 8, 2004.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 7, 2008.

(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB filed on March 31, 2006.

(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A filed on May 14, 2004.

(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 10, 2008.

(7)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on April 10, 2008.

(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on June 10, 2008.

(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 19, 2008.

(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 5, 2009.

(11)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 13, 2009.

(12)	Filed herewith.

(13)	Incorporated by reference from the Registrant's Annual Report on Form 10-K filed on March 30, 2009.

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONGZAI INTERNATIONAL HOLDING GROUP, INC. (Registrant)

Date: November 25, 2009	By:	/s/ Hongwen Li
Hongwen Li
Chief Executive Officer

Date: November 25, 2009	By:	/s/ Yvonne Zhang
Yvonne Zhang
Chief Financial Officer

EXHIBIT INDEX

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer

32.1	Section 906 Certification by the Corporation's Chief Executive Officer

32.2	Section 906 Certification by the Corporation's Chief Financial Officer