Form 10-Q/A
period 2009-06-30
SONGZAI INTERNATIONAL HOLDING GROUP INC
filed 2009-11-25
CIK 1145761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

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

EXPLANATORY NOTE

Songzai International Holding Group Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the period ended June 30, 2009, originally filed with the Securities and Exchange Commission (the “SEC”) on August 13, 2009 (the “Original Form 10-Q”), in response to comments received from the SEC. In addition, we are concurrently filing Form 10-K/A as of and for the period ended December 31, 2008 and Forms 10-Q/A as of and for each of the periods ended March 31, 2009 and September 30, 2009.

The comments from the SEC related to, among other things, (i) the proper disclosure reconciling the coal reserves as estimated under the People’s Republic of China mining rights appraisal process with the reserves as estimated pursuant to SEC Industry Guide 7, (ii) the accounting for our reverse acquisition of Heilongjiang Xing An Group Hong Yuan Coal Mining Co., Ltd. and Heilongjiang Xing An Group Sheng Yu Ming Co., Ltd. in April, 2008, and (iii) the restatement of our consolidated financial statements to reflect the changes made in response to the SEC’s comments.  See Note 19 to our consolidated financial statements contained in Item 1 of Part I of this report for more information regarding the restatement and details of the impact of the restatement on our consolidated financial statements as of and for the period ended June 30, 2009.

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

SONGZAI INTERNATIONAL HOLDING GROUP INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SONGZAI INTERNATIONAL HOLDING GROUP, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	As of June 30, 2009	As of December 31, 2008
	(Restated)	(Restated)
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash & cash equivalents	$31,335,658	$16,744,741
Restricted cash	213,045	212,901
Accounts receivable	1,043,846	-
Other receivables, deposits and prepayments	92,360	47,458
Inventory	35,815	29,662
Total current assets	32,720,724	17,034,762
NONCURRENT ASSETS
Goodwill	26,180,923	26,180,923
Deposit for mine restoration	146,372	-
Prepaid mining rights, net	17,047,422	19,188,533
Long term prepaid expense	13,661	27,311
Property and equipment, net	12,696,563	13,711,998
Construction in progress	108,330	97,313
Deferred tax asset	183,729	47,751
Asset retirement cost, net	3,093,830	2,630,113
Total noncurrent assets	59,470,831	61,883,942
TOTAL ASSETS	$92,191,555	$78,918,704

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$898,377	$270,325
Unearned revenue	1,242,392	190,217
Accrued liabilities and other payables	417,698	497,549
Taxes payable	6,915,434	6,700,901
Advance from shareholder	2,364,054	1,175,242
Dividend payable to Xing An shareholders	-	12,000,000
Total current liabilities	11,837,955	20,834,234
NONCURRENT LIABILITIES
Asset retirement obligation	4,941,497	3,974,356
Total liabilities	16,779,452	24,808,590
CONTINGENCIES AND COMMITMENT
STOCKHOLDERS' EQUITY
Series A Preferred Stock ($0.001 par value, 8,000,000 shares authorized, 400,000 shares issued and outstanding)	400	400
Common stock, $0.001 par value, 100,000,000 shares authorized, 14,932,582 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	14,932	14,932
Additional paid in capital	38,815,511	38,726,197
Statutory reserves	9,373,737	7,579,346
Accumulated other comprehensive income	3,407,403	3,575,866
Retained earnings	23,800,120	4,213,373
Total stockholders' equity	75,412,103	54,110,114

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$92,191,555	$78,918,704

The accompanying notes are an integral part of the consolidated financial statements.

SONGZAI INTERNATIONAL HOLDING GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (UNAUDITED)

	FOR THE SIX MONTHS ENDED		FOR THE THREE MONTHS ENDED
	JUNE 30, 2009	JUNE 30, 2008	JUNE 30, 2009	JUNE 30, 2008
	(Restated)	(Restated)	(Restated)	(Restated)

Net sales	$44,937,620	$28,036,890	$24,179,166	$12,873,937

Cost of goods sold	15,738,403	12,428,530	8,777,045	5,817,942

Gross profit	29,199,217	15,608,360	15,402,121	7,055,995

Operating expenses
Selling expenses	537,039	388,006	252,441	109,970
General and administrative expenses	1,168,592	1,498,314	614,758	1,317,524

Total operating expenses	1,705,631	1,886,320	867,199	1,427,494

Income from operations	27,493,586	13,722,040	14,534,922	5,628,501

Non-operating income (expenses)
Interest income	16,626	5,962	6,275	5,282
Interest expense	(158,147)	(88,174)	(93,756)	(51,008)
Other expenses	(274)	(56,338)	(251)	(56,252)
Subsidy income	-	1,417	-	1,417

Total non-operating expenses	(141,795)	(137,133)	(87,732)	(100,561)

Income before income tax	27,351,791	13,584,907	14,447,190	5,527,940

Provision for income tax	5,970,655	3,266,844	3,067,497	1,252,602

Net income	21,381,137	10,318,063	11,379,694	4,275,338

Other comprehensive income
Foreign currency translation gain (loss)	(168,463)	2,040,888	26,545	1,376,446

Comprehensive Income	$21,212,674	$12,358,951	$11,406,239	$5,651,784

Basic weighted average shares outstanding	14,932,582	11,313,927	14,932,582	14,627,853

Diluted weighted average shares outstanding	15,338,304	11,505,135	15,342,694	15,010,271

Basic net earnings per share	$1.43	$0.91	$0.76	$0.29

Diluted net earnings per share	$1.39	$0.90	$0.74	$0.28

The accompanying notes are an integral part of the consolidated financial statements.

SONGZAI INTERNATIONAL HOLDING GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	FOR THE SIX MONTHS ENDED
	JUNE 30, 2009	JUNE 30, 2008
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,381,137	$10,318,063
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	3,516,578	2,281,060
Accretion of interest on asset retirement obligation	98,491	74,671
Imputed interest	59,655	13,503
Stock option compensation expense	29,659	471,979
Increase in deferred tax liability	(136,463)	(17,455)
(Increase) decrease in current assets:
Accounts receivable	(1,043,724)	2,805,327
Other receivables, deposits and prepayments	(31,219)	(50,369)
Inventory	(6,142)	430,756
Deposit for mine restoration	(146,355)	-
Increase (decrease) in current liabilities:
Accounts payable	627,919	(72,576)
Unearned revenue	1,051,977	59,334
Accrued liabilities and other payables	(80,039)	328,990
Taxes payable	211,859	(4,147,123)
Net cash provided by operating activities	25,533,332	12,496,160

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	(60)	(238)
Cash acquired at purchase of business	-	7,204,465
Prepaid mining rights	-	(11,926,072)
Acquisition of property and equipment	(81,176)	(70,521)
Construction in progress	(10,977)	(33,272)
Net cash used in investing activities	(92,213)	(4,825,638)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment from shareholder	258,394	-
Dividend payable to shareholders	(12,000,000)	-
Advance from shareholder	881,914	999,847
Net cash (used in) provided by financing activities	(10,859,692)	999,847

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	9,490	792,602

NET INCREASE IN CASH & CASH EQUIVALENTS	14,590,917	9,462,971

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	16,744,741	9,327,227

CASH & CASH EQUIVALENTS, END OF PERIOD	$31,335,658	$18,790,198

Supplemental Cash flow data:
Income tax paid	$6,236,397	$6,879,683
Interest paid	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Songzai International Holding Group, Inc. (“Songzai” or the “Company”) was incorporated in Nevada on June 7, 2001.  As described in the third paragraph of this Note 1, in April 2008 the Company completed a transaction with Xing An (as defined below) which is accounted for as a reverse acquisition and the historical financial information contained herein is of Xing An. The Company is engaged in coal production by exploring, assembling, assessing, permitting, developing and mining coal properties in the People’s Republic of China (“PRC”). After obtaining permits from the Heilongjiang National Land and Resources Administration Bureau and Heilongjiang Economic and Trade Commission, the Company extracts coal from properties it has the right to mine, and sells most of the coal on a per ton basis for cash on delivery, primarily to power plants, cement factories, wholesalers and individuals for home heating.

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

	Six Months Ended June 30,
	2009 (Restated)	2008 (Restated)
Net income	$21,381,137	$10,318,063

Weighted average shares outstanding - basic	14,932,582	11,313,927
Effect of dilutive securities:
Series “A” preferred stock	400,000	191,208
Options issued	5,722	-
Weighted average shares
outstanding - diluted	15,338,304	11,505,135

Earnings per share – basic	$1.43	$0.91
Earnings per share – diluted	$1.39	$0.90

	Three Months Ended June 30,
	2009 (Restated)	2008 (Restated)
Net income	$11,379,694	$4,275,338

Weighted average shares outstanding - basic	14,932,582	14,627,853
Effect of dilutive securities:
Series “A” preferred stock	400,000	382,418
Options issued	10,112	-
Weighted average shares
outstanding - diluted	15,342,694	15,010,271

Earnings per share – basic	$0.76	$0.29
Earnings per share – diluted	$0.74	$0.28

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

3. INVENTORY

Inventory at June 30, 2009 and December 31, 2008 consisted of coal and materials needed for coal extraction.

4. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	June 30,	December 31,
	2009	2008
	(Restated)	(Audited) (Restated)
Building	$3,044,659	$3,043,457
Mining structure	9,882,533	9,878,629
Production equipment	4,273,046	4,194,548
Office equipment	32,010	63,573
Vehicles	182,382	146,391
	17,414,630	17,326,598
Less: Accumulated depreciation	(4,718,067)	(3,614,600)
	$12,696,563	$13,711,998

Depreciation expense for the six months ended June 30, 2009 and 2008 was approximately $892,000 and $270,000, respectively.  Depreciation expense for the three months ended June 30, 2009 and 2008 was approximately $275,000 and $144,000, respectively.

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

If the Company decides to cease mining at a particular property, and the Company already extracted all the coal underlying its mining rights, the government will take back that coal mine.  If the Company decides to cease mining but has not extracted all coal it has already paid to extract (i.e. its prepaid mining rights), while the Company will not be entitled to a refund of the corresponding prepaid mining rights from the government, the Company can sell such unused prepaid mining rights to a third party.

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

The Company’s prepaid mining rights consisted of the following.

	June 30, 2009 (Restated)	December 31, 2008 (Restated) (Audited)
Prepaid mining rights	$25,198,015	$25,188,061
Less: Amortized portion	(8,150,593)	(5,999,528)
Prepaid mining rights, net	$17,047,422	$19,188,533

The Company amortizes the mining rights by using total cost of mining rights (the sum of those for which the Company has paid and those for which the Company is still committed to pay), divided by total salable reserves determined under SEC Industry Guide 7, multiplied by production during the period.  The cost of unpaid mining rights has been assumed to be the same as the most current price per ton paid by the Company (RMB 8 per ton). The amortization expense was approximately $2,382,000 and $1,771,000 for the six months ended June 30, 2009 and 2008, respectively.  The amortization expense was approximately $1,282,000 and $607,000 for the three months ended June 30, 2009 and 2008, respectively.

As of June 30, 2009, the total quantity of coal the Company is legally allowed to extract under the mining rights of Xing An and Tong Gong was  25,931,500 tons; however, as noted in the table above, this amount reflects the in place resources on which the mining rights are based and to which those mining rights extend. But these amounts, determined by the appropriate PRC authorities, do not coincide with the definition of proven and probable reserves of SEC Industry Guide 7, which would be 8.28 million tons at June 30, 2009. The Company has paid for 25,165,295 tons at June 30, 2009, and is committed to pay for 766,205 tons of coal at RMB 8 ($1.17) per ton for total of $896,460, which must be paid by September 30, 2017. The prepayment of mining rights is accounted for similar to a royalty agreement as neither the payment terms nor the price per ton is fixed.

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

Payments to shareholders

The Company completed the acquisition of Xing An in April 2008 in which the Xing An shareholders, including Mr. Guoqing Yue, the Company’s Chairman of the Board, received 8 million shares of Songzai common stock and dividends of $30,000,000. On October 15, 2008, a dividend of $18 million was paid to the Xing An shareholders in accordance with the terms of the Stock Purchase Agreement. The Company paid the remaining $12 million of the dividend to the Xing An shareholders in April 2009.

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

The following tables describe the changes to the Company’s asset retirement cost and obligation:

Asset Retirement Cost was:

	June 30,	December 31,
	2009 (Restated)	2008 (Restated)
		(Audited)
Asset retirement cost	$4,357,901	$3,489,454
Less: Accumulated amortization	(1,264,071)	(859,341)
	$3,093,830	$2,630,113

Amortization expense for asset retirement cost for the six months and three months ended June 30, 2009 were approximately $406,000 and $2233,000; for the six and three ended June 30, 2008 was approximately $229,000 and $43, 000 respectively.

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

Deferred tax asset (liability) consisted of the following:

	June 30,	December 31,
	2009 (Restated)	2008 (Restated)
		(Audited)
Deferred tax asset for amortization of mining rights, amortization of asset retirement cost and accretion of interest expense on asset retirement obligation	$1,855,939	$1,397,679
Deferred tax liability for reserve for safety and maintenance	(1,672,210)	(1,349,928)
Net Deferred tax asset	$183,729	$47,751

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

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the six and three months ended June 30, 2009 and 2008:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2009	2008	2009	2008
US statutory rates	34.0%	34.0%	34.0%	34.0%
Tax rate difference	(8.7)%	(10.0)%	(8.9)%	(11.0)%
Effect of tax holiday	(4.2)%	-	(4.5)%	-
Valuation allowance	0.6%	-	0.5%	-
Tax per financial statements	21.7%	24.0%	21.1%	23.0%

14. MAJOR CUSTOMERS AND VENDORS

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

The following table summarizes the fair values of the assets acquired and liabilities assumed of Songzai, at the date of acquisition.  The cash consideration of $30,000,000 has been treated as dividend payable to Xing An shareholders and has been recorded as a charge to retained earnings. The total purchase consideration exceeded the fair value of the net assets acquired for the acquisition by $26,180,923 which was recorded as goodwill.

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

For the six months ended June 30, 2008	Pro forma Consolidated (Restated)

Net revenue	$32,169,859
Cost of revenue	14,677,003
Gross profit	17,492,856
Total operating expenses	1,809,799
Income from operations	15,683,057
Total non-operating expenses, net	(144,668
Income before income tax	15,538,389
Income tax	3,568,180
Net income	$11,970,209

Basic weighted average shares outstanding	14,932,582
Diluted weighted average shares outstanding	15,332,582

Basic net earnings per share	$0.80
Diluted net earnings per share	$0.78

19. RESTATEMENT OF FINANCIAL STATEMENTS

The balance sheets at June 30, 2009 and December 31, 2008, the statements of income and comprehensive income, and the statements of cash flow for the six and three months ended June 30, 2009 and 2008 were restated to reflect the following:

Amortization of mining rights based on salable reserves determined under SEC Industry Guide 7, which resulted in additional $1,790,000 and $1,330,000 of amortization expense for the six months ended June 30, 2009 and 2008, and $966,000 and $467,000 for the three months ended June 30, 2009 and 2008, respectively.  The Company initially calculated the amortization expense by using tons of coal extracted multiplied by the price per ton that was paid based on the first in first out method.

Amortization of asset retirement obligations based on salable reserves determined under SEC Industry Guide 7, which resulted in additional $288,000 and $145,000 of amortization expense on asset retirement obligation for the six months ended June 30, 2009 and 2008, and $147,000 and $47 for the three months ended June 30, 2009 and 2008, respectively. The Company initially amortized asset retirement obligation on a straight line basis over the estimated useful lives of the capped amount of coal that the Company is legally allowed to extract.

Depreciation of mining structure based on salable reserves determined under SEC Industry Guide 7, which resulted in additional $619,000 and $164,000 depreciation expense for the six and three months ended June 30, 2009. The Company initially calculated the depreciation for mining structure including mining shafts over the in-place resources determined under PRC standards.  No adjustment was made to the depreciation expense for the six and three months ended June 30, 2008 as the amount was not material.

Excluding the $30 million in cash payable pursuant to the transaction to the Xing An shareholders as a deduction from the market value of the shares issued in determining the purchase price which resulted in goodwill of $26,180,923 and additional property and equipment of $4.77 million. The Company originally subtracted the $30 million in cash payable to the Xing An shareholders from the market value of Songzai shares issued to Xing An shareholders in determining the purchase price.

Reclassification of entire mining rights as noncurrent.

Reclassification of cash payment for mining rights from operating activities to investing activities.

The following tables present the effects of the restatement adjustment on the accompanying consolidated statements of income and comprehensive income for the six months ended June 30, 2009 and 2008, respectively:

Consolidated Statement of Income and Comprehensive Income for the Six Months Ended June 30, 2009	As previously Reported	Restated	Net Adjustment

Cost of goods sold	$13,328,233	$15,738,403	$2,410,170
General and Administrative expenses	$880,212	$1,168,592	$288,380
Income from operations	$30,192,136	$27,493,586	$(2,698,550)
Income before income tax	$30,050,341	$27,351,791	$(2,698,550)
Provision for income tax	$6,516,117	$5,970,655	$(545,462)
Net income	$23,534,224	$21,381,137	$(2,153,087)
Foreign currency translation gain	$(167,619)	$(168,463)	$(844)
Comprehensive income	$23,366,605	$21,212,674	$(2,153,931)

Basic net earnings per share	$1.58	$1.43	$(0.15)
Diluted net earnings per share	$1.53	$1.39	$(0.14)

Consolidated Statement of Income and Comprehensive Income for the Six Months Ended June 30, 2008	As previously Reported	Restated	Net Adjustment

Cost of goods sold	$11,098,087	$12,428,530	$1,330,443
General and Administrative expenses	$1,352,480	$1,498,314	$145,834
Income from operations	$15,198,317	$13,722,040	$(1,476,277)
Income before income tax	$15,061,184	$13,584,907	$(1,476,277)
Provision for income tax	$3,602,147	$3,266,844	$(335,303)
Net income	$11,459,037	$10,318,063	$(1,140,974)
Foreign currency translation gain	$2,061,858	$2,040,888	$(20,970)
Comprehensive income	$13,520,895	$12,358,951	$(1,161,944)

Basic net earnings per share	$1.01	$0.91	$(0.10)
Diluted net earnings per share	$1.00	$0.90	$(0.10)

The following tables present the effects of the restatement adjustment on the accompanying consolidated statements of income and comprehensive income for the three months ended June 30, 2009 and 2008, respectively:

Consolidated Statement of Income and Comprehensive Income for the Three Months Ended June 30, 2009	As previously Reported	Restated	Net Adjustment

Cost of goods sold	$7,646,461	$8,777,045	$1,130,584
General and Administrative expenses	$467,209	$614,758	$147,549
Income from operations	$15,813,055	$14,534,922	$(1,278,133)
Income before income tax	$15,725,323	$14,447,190	$(1,278,133)
Provision for income tax	$3,320,848	$3,067,497	$(253,351)
Net income	$12,404,475	$11,379,694	$(1,024,781)
Foreign currency translation gain	$26,245	$26,545	$300
Comprehensive income	$12,430,720	$11,406,239	$(1,024,481)

Basic net earnings per share	$0.83	$0.76	$(0.07)
Diluted net earnings per share	$0.81	$0.74	$(0.07)

Consolidated Statement of Income and Comprehensive Income for the Three Months Ended June 30, 2008	As previously Reported	Restated	Net Adjustment

Cost of goods sold	$5,350,313	$5,817,942	$467,629
General and Administrative expenses	$1,317,477	$1,317,524	$47
Income from operations	$6,096,177	$5,628,501	$(467,676)
Income before income tax	$5,995,616	$5,527,940	$(467,676)
Provision for income tax	$1,335,755	$1,252,602	$(83,153)
Net income	$4,659,861	$4,275,338	$(384,523)
Foreign currency translation gain	$1,381,940	$1,376,446	$(5,494)
Comprehensive income	$6,041,801	$5,651,784	$(390,017)

Basic net earnings per share	$0.32	$0.29	$(0.03)
Diluted net earnings per share	$0.31	$0.28	$(0.03)

The following tables present the effects of the restatement adjustment on the accompanying consolidated balance sheets at June 30, 2009 and December 31, 2008, respectively:

Consolidated Balance Sheet at June 30, 2009	As previously Reported	Restated	Net Adjustment

Prepaid mining rights - current	$816,975	$-	$(816,975)
Goodwill	$-	$26,180,923	$26,180,923
Prepaid mining rights, net	$22,329,120	$17,047,422	$(5,281,698)
Property and equipment, net	$8,541,328	$12,696,563	$4,155,235
Deferred tax asset	$-	$183,729	$183,729
Asset retirement obligation	$3,674,468	$3,093,830	$(580,638)

Total assets	$68,350,978	$92,191,555	$23,840,577

Deferred tax liability	$565,036	$-	$(565,036)

Additional paid in capital	$8,815,511	$38,815,511	$30,000,000
Accumulated other comprehensive income	$3,457,327	$3,407,403	$(49,924)
Retained earnings	$29,344,583	$23,800,120	$(5,544,463)

Total stockholder’s equity	$51,006,490	$75,412,103	$24,405,613

Consolidated Balance Sheet at December 31, 2008		As previously Reported		Restated		Net Adjustment

Prepaid mining rights - current		$816,655		$-		$(816,655)
	$		$		$
Goodwill		$-		$26,180,923		$26,180,923
Prepaid mining rights, net		$22,680,091		$19,188,533		$(3,491,558)
Property and equipment, net		$8,936,076		$13,711,998		$4,775,922
Deferred tax asset		$-		$47,751		$47,751
Asset retirement obligation		$2,922,418		$2,630,113		$(292,305)

Total assets		$52,514,626		$78,918,704		$26,404,078

Deferred tax liability		$155,466		$-		$(155,466)

Additional paid in capital		$8,726,197		$38,726,197		$30,000,000
Accumulated other comprehensive income		$3,624,946		$3,575,866		$(49,080)
Retained earnings		$7,604,749		$4,213,373		$(3,391,376)

Total stockholder’s equity		$27,550,570		$54,110,114		$26,559,544

The following tables present the effects of the restatement adjustment on the accompanying consolidated statements of cash flows for the six months ended June 30, 2009 and 2008, respectively:

Consolidated Statement of Cash Flows for the Six Ended June 30, 2009	As previously Reported	Restated	Net Adjustment

Net income	$23,534,224	$21,381,137	$(2,153,087)
Depreciation and amortization	$818,028	$3,516,578	$2,698,550
Changes in deferred tax	$408,999	$(136,463)	$(545,462)
Net cash provided by operating activities	$25,533,332	$25,533,332	$-

Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2008	As previously Reported	Restated	Net Adjustment

Net income	$11,459,037	$10,318,063	$(1,140,974)
Depreciation and amortization	$804,783	$2,281,060	$1,476,277
Changes in deferred tax	$317,848	$(17,455)	$(335,303)
Prepaid mining rights	$(11,926,072)	-	11,926,072
Net cash provided by operating activities	$570,088	$12,496,160	$11,926,072

Prepaid mining rights	$-	$(11,926,072)	$(11,926,072)
Net cash provided by /(used in) investing activities	$7,100,434	$(4,825,638)	$(11,926,072)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This Amendment No. 1 to our quarterly report on Form 10-Q/A  and other reports filed by Registrant from time to time with the Securities and Exchange Commission (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, Registrant’s management as well as estimates and assumptions made by Registrant’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to Registrant or Registrant’s management identify forward-looking statements. Such statements reflect the current view of Registrant with respect to future events and are subject to risks, uncertainties, assumptions, and other factors (including the risks contained in the section of this report entitled “Risk Factors”) relating to Registrant’s industry, Registrant’s operations and results of operations, and any businesses that Registrant may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

In this Form 10-Q/A, references to “we”, “our”, “us”, the “Company”, “Songzai” or the “Registrant” refer to Songzai International Holding Group, Inc.

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

Comparison of Six Months Ended June 30, 2009 and 2008

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	Six Months Ending June 30, 2009 (Restated) (unaudited)		Six Months Ending June 30, 2008 (Restated) (unaudited)

	$	% of Sales	$	% of Sales
Sales	44,937,620	100%	28,036,890	100%
Cost of Sales	15,738,403	35%	12,428,530	444%
Gross Profit	29,199,217	65%	15,608,360	56%
Operating Expenses	1,705,631	4%	1,886,320	7%
Income from Operations	27,493,586	61%	13,722,040	49%
Other Income (Expenses), net	(141,795)	(0.3)%	(137,133)	(0.5)%
Income tax	5,970,655	13%	3,266,844	12%
Net Income	21,381,137	47%	10,318,063	37%

Coal mining production and sales at our three mines, in tons, for the periods indicated:

	Tong Gong Coal Mine						Xing An Coal Mines (Hong Yuan and Sheng Yu)
	Production (tons)		Brokerage (tons)	Sales (tons)		Production (tons)	Brokerage (tons)	Sales (tons)

Six months ended June 30, 2009:	282,584		-	282,584		396,466	180,000	574,755

Six months ended June 30, 2008:	305,781	*	-	305,781	*	659,737	-	697,609

* Only the production and sales of Tonggong for the three months ended June 30, 2008 have been included in our consolidated results for the six months ended June 30, 2008, as the reverse acquisition of Songzai by Xing An took place in April of 2008.

Sales. Our revenues are derived primarily from the sales of coal. For the six months ended June 30, 2009, we had sales of $44.94 million as compared to sales of $28.04 million for the six months ended June 30, 2008, an increase of approximately 60%.  The increase in sales is primarily due to increase in our selling price. The average selling price per ton for the first six months of 2009 was approximately $52.42, compared to the average selling price of approximately $32.38 per ton for the first six months of 2008, an increase of 62%.  Our total sales volume was 857,339 tons for the first six months of 2009 (combining the sales volumes of Xing An and Tong Gong), as compared to 865,854 tons of sales for the first six months of 2008 (reflecting 6 months of Xing An’s sales volume and 3 months of Tonggong’s sales volume) a slight decrease of 8,515 tons or approximately 1%.  We plan our monthly sales volumes in order to pace our production throughout the year, based on purchase orders typically signed 2 to 4 months in advance of the periods reported, and the decrease in sales volume during the first six months of 2009 is a result of such planning. Our high average selling price for the first six months of 2009 reflects the high coal price throughout China at the time the purchase orders underlying our sales during such period were signed, and our selling price can vary dramatically depending on the prevailing market price of coal in Heilongjiang Province.

Cost of Sales.  Our cost of sales for the six-month ended June 30, 2009 and 2008 consisted of coal production cost, brokered coal cost and all depreciation, depletion and amortization attributable to our mining operations. Cost of sales for the six months ended June 30, 2009 was $15.74 million, an increase of $3.31 million or approximately 26.6%, from $12.43 million for the same period of 2008. Our total production during the first six months of 2009 was 679,050 tons (combining the production volumes of Xing An and Tong Gong), as compared to 827,982 tons produced (reflecting 6 months of Xing An and 3 months of Tonggong’s production volume) for the same period of 2008. Cost of sales as a percentage of sales decreased to approximately 35% for the first six months of 2009 from approximately 44% for the same period in 2008. This decrease was mainly due to significant increase in the average selling price of coal period over period, despite a slight increase in production cost.  Our cost per ton for production was $17.18 in the first six months of 2009, as compared to $14.81 for the same period in 2008.  This increase is attributable to an overall price increase in China since the third quarter of 2008.

In addition to mining coal, we also broker coal from small independent mines operating in the areas surrounding the mines that we operate, which often have little or no market for their coal as they lack the means to transport coal from the mine sites. This is especially true for the small mines around Xing An coal mines. Xing An brokered 180,000 tons during the six months ended June 30, 2009 to meet customer demands, with average cost of $16.91 per ton.

Gross Profit. Gross profit was $29.20 million for the six months ended June 30, 2009 as compared to $15.61 million for the same period of 2008, representing an increase of $13.59 million, or 87%.  Our gross profit as a percentage of sales was approximately 65% in the first six months of 2009 as compared to approximately 56% in the same period in 2008. The increase in gross profit margin was mainly attributable to the high average selling price of coal for the first six months of 2009, despite the slightly lower sales volume as compared to the same period in 2008.

Operating Expenses.  Operating expenses totaled $1.71 million for the six months ended June 30, 2009 as compared to $1.89 million for the same period in 2008, a decrease of $180,689 or approximately 9.6%.  This decrease is primarily attributable to efficient control on expenses by the management as well as limited operating expenses for Xing An since April 2009 when mining operations at the Xing An coal mines stopped. Due to the unique permafrost geology of these mines, mining operations there are dictated by temperature. Colder temperature in 2008 allowed mining to continue through April (producing 120,000 tons in April of 2008).

Net Income. Our net income for the six months ended June 30, 2009 was $21.38 million as compared to net income of $10.32 million for the same period of 2008, an increase of $11.06 million. Net income as a percentage of sales increased from 37% for the first six months of 2008 to 47% for the first six months of 2009. This is mainly attributed to the significant increase in the average selling price of coal combined with the tax holiday of 50% income tax rate deduction for Tong Gong.

Comparison of Three Months Ended June 30, 2009 and 2008

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	Quarter Ending June 30, 2009 (Restated) (unaudited)		Quarter Ending June 30, 2008 (Restated) (unaudited)

	$	% of Sales	$	% of Sales
Sales	24,179,166	100%	12,873,937	100%
Cost of Sales	8,777,045	36%	5,817,942	45%
Gross Profit	15,402,121	64%	7,055,995	55%
Operating Expenses	867,199	3.6%	1,427,494	11%
Income from Operations	14,534,922	60%	5,628,501	44%
Other Income (Expenses), net	(87,732)	(0.4)%	(100,561)	(0.8)%
Income tax	3,067,497	13%	1,252,602	10%
Net Income	11,379,694	47%	4,275,338	33%

Coal mining production and sales at our three mines, in tons, for the periods indicated:

	Tong Gong Coal Mine				Xing An Coal Mines (Hong Yuan and Sheng Yu)
	Production (tons)	Brokerage (tons)	Sales (tons)	Production (tons)	Brokerage (tons)	Sales (tons)

Three months ended June 30, 2009:	184,553	-	184,553	-	180,000	303,002

Three months ended June 30, 2008:	168,245	-	168,245	120,000	-	225,590

Sales. Our revenues are derived primarily from the sales of coal. For the three months ended June 30, 2009, we had sales of $24.18 million as compared to sales of $12.87 million for the three months ended June 30, 2008, an increase of approximately 88%.  The increase in sales is primarily due to increase in our selling price. The average selling price per ton for the second quarter of 2009 was approximately $49.59, compared to the average selling price of approximately $32.69 per ton for the second quarter of 2008, an increase of 52%.  Our total sales volume was 487,555 tons for the second quarter of 2009, as compared to 393,835 tons of sales for the second quarter of 2008, an increase of 93,720 tons or approximately 24%.  We plan our monthly sales volumes in order to pace our production throughout the year, based on purchase orders typically signed 2 to 4 months in advance of the period reported, and the increase in sales volume during the second quarter of 2009 is a result of such planning. Our high average selling price for the second quarter of 2009 reflects the high coal price throughout China at the time the purchase orders underlying our sales during such period were signed, and our selling price can vary dramatically depending on the prevailing market price of coal in Heilongjiang Province.

Cost of Sales.  Our cost of sales for the three months ended June 30, 2009 and 2008 consisted of coal production cost, brokered coal cost and all depreciation, depletion and amortization attributable to our mining operations. Cost of sales for the three months ended June 30, 2009 was $8.78 million, an increase of $2.96 million or approximately 51%, from $5.82 million for the same period of 2008. The increase is in line with the increased sales volume period over period resulting from our planned monthly production and sales volumes. Our total production during the second quarter of 2009 was 184,553 tons as compared to 288,245 tons produced for the same period in 2008. Cost of sales as a percentage of sales decreased to approximately 36% for the second quarter of 2009 from approximately 45% for the same period in 2008. This decrease was mainly due to significant increase in the average selling price of coal period over period, despite a slight increase in production cost.  Our cost per ton for production was $16.96 in the second quarter of 2009, as compared to $15.59 for the same period in 2008.  This increase is attributable to an overall price increase in China since the third quarter of 2008.  In addition to mining coal, Xing An brokered 180,000 tons during the second quarter of 2009 to meet customer demands, with average cost of $16.91 per ton.

Gross Profit. Gross profit was $15.4 million for the three months ended June 30, 2009 as compared to $7.06 million for the same period of 2008, representing an increase of $8.35 million, or 118%.  Our gross profit as a percentage of sales was approximately 64% in the second quarter of 2009 as compared to approximately 55% in the same period in 2008. The increase in gross profit margin was mainly attributable to increased sales volume and higher average selling price of coal for the second quarter of 2009.

Operating Expenses.  Operating expenses totaled $867,199 for the three months ended June 30, 2009 as compared to $1.43 million for the same period in 2008, a decrease of $560,295 or approximately 39%.  This decrease is primarily attributable to efficient control on expenses by the management as well as  limited operating expenses for Xing An since April 2009 when mining operations at the Xing An coal mines stopped due to the earlier onset of warming temperature this year.

Net Income. Our net income for the three months ended June 30, 2009 was $11.38 million as compared to net income of $4.26 million for the same period of 2008, an increase of $7.1 million. Net income as a percentage of sales increased from 33% for the second quarter of 2008 to 47% for the second quarter of 2009. This is mainly attributed to the significant increase in the average selling price of coal combined with the tax holiday of 50% income tax rate deduction for Tong Gong.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

As of June 30, 2009, we had cash and cash equivalents of $31,335,658. Our working capital was approximately $20.88 million. The ratio of current assets to current liabilities was 2.76:1 at June 30, 2009.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2009 and 2008:

	Six Months Ended June 30
	2009 (Restated)	2008 (Restated)
Cash provided by (used in):
Operating Activities	$25,533,332	$12,496,160
Investing Activities	$(92,213)	$(4,825,638)
Financing Activities	$(10,859,692)	$999,847

Net cash flow provided by operating activities was approximately $25.53 million for the first six months of 2009 while net cash flow provided by operating activities was approximately $12.49 million for the same period of 2008.  The increase in cash inflow from operating activities mainly resulted from an increase in net income and prepayment received from our customers for the sales of coal.

Net cash flow used in investing activities was $92,213 for the first six months of 2009, compared to $4.82 million of net cash used in investing activities for the same period of 2008. This decrease in cash outflow for investing activities was mainly due to purchase of mining equipment and construction of an employee training room and shower facility for the aggregate of $92,153 at the Tong Gong mine site, while in the same period of 2008, we paid $11.93 million for mining rights despite we had cash acquired of approximately $7.2 million from the acquisition of Songzai.

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

SONGZAI INTERNATIONAL HOLDING GROUP, INC. (Registrant)

Date: November 25, 2009	By:	/s/ Hongwen Li
Hongwen Li
Chief Executive Officer

Date: November 25, 2009	By:	/s/ Yvonne Zhang
Yvonne Zhang
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer

32.1	Section 906 Certification by the Corporation's Chief Executive Officer

32.2	Section 906 Certification by the Corporation's Chief Financial Officer