Form 10-Q/A
period 2009-09-30
SONGZAI INTERNATIONAL HOLDING GROUP INC
filed 2009-11-25
CIK 1145761

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

EXPLANATORY NOTE

Songzai International Holding Group Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the period ended September 30, 2009, originally filed with the Securities and Exchange Commission (the “SEC”) on November 16, 2009 (the “Original Form 10-Q”), in order to reflect our responses to comments received from the SEC on our Form 10-K/A for the year ended December 31, 2008 and Forms 10-Q/A for each of the periods ended March 31, 2009 and June 30, 2009. The SEC review process for these filings was completed after the filing of the Original Form 10-Q. We are concurrently filing the Form 10-K/A for the year ended December 31, 2008 and Forms 10-Q/A for each of the periods ended March 31, 2009 and June 30, 2009.

The comments from the SEC required changes herein related to (i) the proper disclosure reconciling the coal reserves as estimated under the People’s Republic of China mining rights appraisal process with the reserves as estimated pursuant to SEC Industry Guide 7, and (ii) the accounting for our reverse acquisition of Heilongjiang Xing An Group Hong Yuan Coal Mining Co., Ltd. and Heilongjiang Xing An Group Sheng Yu Ming Co., Ltd. in April 2008. The Original Form 10-Q included the required restatement of our consolidated financial statements required to reflect the SEC comments but some of the accompanying Notes to our consolidated financial statements have been revised herein. See Note 19 to our consolidated financial statements contained in Item 1 of Part I of this report for more information regarding the restatement and details of the impact of the restatement on our consolidated financial statements.

In order to make the disclosure in this report consistent with the changes made in response to the SEC’s comments on our other periodic reports, we have revised “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Item 2 of Part I of this report and Item 15 of Part III to contain currently-dated certifications from our principal executive officer and principal accounting officer.

Because this Form 10-Q/A sets forth the Original Form 10-Q in its entirety, it includes both items that have been changed and items that are unchanged from the Original From 10-Q. Other than the revisions discussed above, this Form 10-Q/A speaks as of the filing date of the Original Form 10-Q and has not been updated to reflect other events occurring subsequent to the original filing date. This includes forward-looking statements and all other sections of the Form 10-Q/A that were not revised, which should be read in their historical context.

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

On December 31, 2007, the Company entered into a Stock Purchase Agreement (the “Agreement”) to acquire two PRC mining companies under common ownership: Heilongjiang Xing An Group Hong Yuan Coal Mine Co., Ltd. (“Hong Yuan”) and Heilongjiang Xing An Group Sheng Yu Mining Co., Ltd. (“Sheng Yu”, and with Hong Yuan sometimes collectively as “Xing An”) for an aggregate purchase price determined by multiplying the number of shares of Songzai outstanding just prior to the transaction (400,000 Series A preferred shares and 6,932,582 common shares) by the average stock price of Songzai stock two days before and two days after the Agreement date.  This transaction was completed on April 4, 2008, and the Xing An shareholders received 8 million shares of Songzai common stock and $30 million, which was treated as a dividend pursuant to the accounting treatment applied to the transaction.  As a result of the transaction Xing An shareholders now collectively own 53% of the combined company.  For accounting purposes, the transaction was accounted for as a reverse acquisition of the Company by Xing An.

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

As of September 30, 2009, the total quantity of coal the Company is legally allowed to extract under the mining rights of Xing An and Tong Gong was 25,931,500 tons; however, as noted in the table above, this amount reflects the in place resources on which the mining rights are based and to which those mining rights extend. But these amounts, determined by the appropriate PRC authorities, do not coincide with the definition of proven and probable reserves of SEC Industry Guide 7, which would be 8.21 million tons at September 30, 2009. The Company paid for 25,165,295 tons at September 30, 2009, and is committed to pay for 766,205 tons of coal at RMB 8 ($1.17) per ton for total of $897,589, which must be paid by September 30, 2017. The prepayment of mining rights is accounted for similar to a royalty agreement as neither the payment terms nor the price per ton is fixed.

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

Payments to shareholders

The Company completed the acquisition of Xing An in April 2008 in which the Xing An shareholders, including Mr. Guoqing Yue, the Company’s Chairman of the Board, received 8 million shares of Songzai common stock and $30 million, which is treated as a dividend under the accounting method applied to this tranasction (see Note 18). On October 15, 2008, $18 million was paid to the Xing An shareholders in accordance with the terms of the Stock Purchase Agreement. The Company paid the remaining $12 million to the Xing An shareholders in April 2009.

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