Form 10-K
period 2009-12-31
SONGZAI INTERNATIONAL HOLDING GROUP INC
filed 2010-04-15
CIK 1145761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $35,502,010 computed by reference to $6.80 as of June 30, 2009 which is less than $75 million.

Number of shares of common stock outstanding as of March 31, 2010: 14,932,582

i

CAUTION REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K for the year ended December 31, 2009   (“Annual Report”) contains forward-looking statements. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements usually contain the words “estimate,” “anticipate,” “believe,” “expect,” or similar expressions, and are subject to numerous known and unknown risks and uncertainties. In evaluating such statements, prospective investors should carefully review various risks and uncertainties identified in this Annual Report, including the matters set forth under the captions “Risk Factors” and in the Company’s other filings with the Securities and Exchange Commission (“SEC”). These risks and uncertainties could cause the Company’s actual results to differ materially from those indicated in the forward-looking statements. The Company undertakes no obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

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

Overview

Songzai International Holding Group, Inc. (sometimes referred to in this Annual Report as “Songzai”, “Company”, “we” or “our”) is engaged in coal production by exploring, assembling, assessing, permitting, developing and mining coal properties in the People’s Republic of China (“PRC” or “China”). After obtaining permits from the Heilongjiang Province National Land and Resources Administration Bureau and the Heilongjiang Economic and Trade Commission, we  extract coal , and then sell most of the coal on a  metric ton (“ton”) basis for cash on delivery. Through the end of March 2008, our business consisted of the operations of Tong Gong coal mine through our subsidiary, Heilongjiang Tong Gong Mining Co., Ltd. (“Tong Gong”),  in northern PRC. The mine is located approximately 175 kilometers southwest of the city of Heihe in the Heilongjiang Province.

On December 31, 2007, we entered into an agreement to acquire two mining companies in the PRC, Heilongjiang Xing An Group Hong Yuan Coal Mining Co., Ltd. (“Hong Yuan”) and Heilongjiang Xing An Group Sheng Yu Ming Co., Ltd. (“Sheng Yu”, and with Hong Yuan collectively referred to as “Xing An” or the “Xing An Companies”). The Xing An Companies operate two coal mines, the Hong Yuan and Sheng Yu mines, located in the city of Mohe in Heilongjiang Province. We completed our acquisition of the Xing An Companies on April 4, 2008, after which our business now consists of the operations of Tong Gong coal mine and the two Xing An coal mines.

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

On September 23, 2004, we acquired a 75% equity interest in Tong Gong, a PRC limited liability company and the operator of Tong Gong coal mine, pursuant to a purchase and sales agreement, dated  April 5, 2004. To acquire 75% of Tong Gong’s registered capital of 33,200,000 Renminbi (“RMB”) (approximately $4,009,662), we issued 400,000 shares of our convertible preferred stock, which at the time of issuance was convertible into 40,000,000 shares of our common stock at the ratio of 1:100. The convertible preferred stock is part of a class of 8,000,000 shares of so-called “blank check” preferred stock that was authorized on July 16, 2004. On December 19, 2006, the conversion ratio was amended to 1:10 such that the 400,000 shares of convertible preferred stock were convertible into 4,000,000 shares of common stock. Effective January 7, 2008, however, the conversion ratio for the preferred stock changed to a 1-for-1 as a result of the 10-to-1 reverse stock split of our issued and outstanding shares of common stock which was effective on that date. We acquired the 75% equity interest in Tong Gong from Mr. Hongwen Li, our current President and Chief Executive Officer. In addition to the 75% equity interest of Tong Gong, we acquired the net profit rights attached to the remaining 25% equity interest of Tong Gong, which was held by Harbin Green Ring Biological Degradation Products Developing Co., Ltd. (“Harbin Green”), a PRC limited liability company( “LLC”) under the control of Mr. Li. In November 2004, Harbin Green assigned the entire 25% equity interest to us, as a result of which we now beneficially own 100% of the equity interests in Tong Gong.

In October 2004, we terminated our on-line gift cards and related products business activity by discontinuing the operations of our Yong Heng subsidiary, which had not earned any revenue since the quarter ended September 30, 2004. On December 28, 2005, we sold the Yong Heng subsidiary to a third party for $241,000, and we recorded a gain of $107,798 on the sale.

On December 31, 2007, we entered into a stock purchase agreement with the Xing An Companies and their owners: Heilongjiang Xing An Mining Development Group Co., Ltd., a PRC limited liability company, Mingshu Gong, Yunjia Yue, Yunpeng Yue and Guoqing Yue (collectively the “Xing An Shareholders”). Pursuant to the terms of the stock purchase agreement, we  acquired 90% of the registered capital, representing 90% of the outstanding equity interests, of the Xing An Companies from the Xing An shareholders for  a price determined by multiplying the number of shares of Songzai outstanding just prior to the transaction (400,000 Series A preferred shares and 6,932,582 common shares) by the average stock price of Songzai stock two days before and two days after the Agreement date.

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

On April 4, 2008, we completed the acquisition of the Xing An Companies and, pursuant to the terms of the stock purchase agreement, the Xing An shareholders received 8,000,000 shares of Songzai common stock and $30 million, which is treated as a dividend pursuant to the accounting treatment applied to the transaction. Concurrently, we entered into an escrow agreement with the Xing An Companies, the Xing An Shareholders and U.S. Bank National Association as escrow agent, pursuant to which the 8,000,000 common shares have been placed in escrow as security for certain indemnification obligations of the Xing An Shareholders in connection with this transaction. Additionally, we entered into a trust agreement with the Xing An Shareholders and Anping Cang as trustee, pursuant to which all of the beneficial interests to the 10% of the registered capital in the Xing An Companies still held by the Xing An Shareholders have been placed in trust for our benefit. In connection with the completion of our acquisition, both Hong Yuan and Sheng Yu were issued a Certificate of Approval by the Heilongjiang Office of the State Administration for Industry and Commerce, classifying these companies as Sino-foreign enterprises and listing Songzai as owner of 90% of their respective registered capitals. Our acquisition of 90%, rather than 100%, of the Xing An Companies was dictated by PRC regulations applicable at the time of the transaction, which limit foreign ownership of mining-related companies to a maximum of 90%.

Hong Yuan was originally organized as a LLC under the laws of the PRC on August 18, 2003, and was issued a Certificate of Approval for Establishment of Enterprises with Foreign Investment (No. 2300002414) on March 24, 2008 by the Heilongjiang provincial government. Hong Yuan’s registered address is Xilinji Town, Mohe County, Daxing’an Mountain District, Heilongjiang Province.

Sheng Yu was originally organized as a LLC under the laws of the PRC on July 28, 2003, and was issued a Certificate of Approval for Establishment of Enterprises with Foreign Investment (No. 2300002415) on March 24, 2008 by the Heilongjiang provincial government. Sheng Yu’s registered address is Cross Area between Zhenxing Road and Zhonghua Road, Xilinji Town, Mohe County, Daxing’an Mountain District, Heilongjiang Province.

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

Tong Gong coal mine, including the land on which the mine is located and on which most of our mining facilities are located as well as the underlying coal and other minerals, is owned by the PRC. Therefore, the exact amount of coal that we can extract from the mine is based on mining rights issued by the Heilongjiang Department of Land and Resources. Each mining right is issued pursuant to a reserves appraisal report submitted by government authorized mining engineers, and the mining right is issued upon approval of such appraisal report by the Heilongjiang Department of Land and Resources. The amount of coal underlying the mining rights represents the amount that we have paid for and may legally extract, assuming adequate economically viable reserves, under applicable PRC law and regulations.

We currently have in-place resources for the Tong Gong coal mine as follows:

Grant date of the mining rights	In Place Resources to which Mining Rights Relate (in metric tons) (1)	Due date for payment of the mining rights
12/30/2004	4,649,700	---
9/30/2007	1,500,000	9/30/2017

Total	6,149,700
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

Our expected mining recovery is about 65-70% of the in-place resources, and our process / screening recoveries are about 95-97% of the run-of-mine output (the amount resulting from the mining recovery amount). Thus, we have the legal rights to extract coal based on 6,149,700 metric tons (“tons”) of in-place resources from Tong Gong coal mine, provided that the coal underlying the mining rights is fully paid for by a certain period of time. Having rights to legally extract stated amount of coal does not guarantee reserves or the amount that may be economically extracted.  For mining rights granted prior to September 1, 2006, we are generally required to make full payment within five years unless specific good cause exists for extension. Effective September 1, 2006, under the authority of the Heilongjiang Geology and Mineral Exploration Office, the due date is ten years from the grant date for mining rights granted on or after September 1, 2006. The price is determined on a per ton basis, and is subject to change based on the prevailing market price as determined by the Heilongjiang Department of Land and Resources. As of December 31, 2009, we have paid for 5,383,495 tons out of the 6,149,700 tons to which we have mining rights.

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

We commissioned John T. Boyd Company, an independent mining and geological consulting firm (“JTB”) to assess Tong Gong coal mine in accordance with SEC Industry Guide 7. Based on the JTB report dated March 31, 2006, Tong Gong coal mine had proven product (salable) reserves of 1.36 million tons and probable product (salable) reserves of 0.17 million tons as of December 31, 2005. Based on such reserves, the JTB report also estimates the mine service life at 10 years. At the Company’s request JTB  also prepared a report (dated March 24, 2010) which provided information and estimates as of December 31, 2009. Tong Gong coal mine’s proven and probable product (salable) reserves as reported by JTB presented here comply with SEC Industry Guide 7.  They are based upon and do not reflect reserves as described in the PRC appraisal on which our mining rights are based and which establishes the amount of coal we are entitled to extract pursuant to those rights. At December 31, 2009, the estimated product reserves for Tong Gong under Industry Guide 7 was approximately 0.73 million tons, of which all was proven product reserves.

In deriving its estimated reserve amounts, JTB in its report as of December 31, 2009 used assumed recoveries for mining and processing/screening utilized in its estimates for Tong Gong coal mine as follows: mining recovery - 55% area recovery; vertical recovery - 100% of coal column; coal processing recovery - 100% of coal in the run-of-mine output; and parting / OSD removal - 80% removal of the parting / OSD material in the run-of-mine output. These factors are different from those used in the PRC by firms providing appraisals for reserves on which mining rights, including ours, are based.

Hong Yuan and Sheng Yu Coal Mines

Hong Yuan and Sheng Yu coal mines (collectively “Xing An coal mines”) are adjacent underground mines. Both mines contain four principal coal seams – No. 3, No. 4, No. 5 and No. 6 – ranging from 1.7 to 4.0 meters in thickness.

Due to the significant costs of coal transport, the location of a coal mine can significantly affect its profitability and competitiveness. We believe the Xing An mines are well-situated given their existing access to both railway and public roads, as well as the demand for coal in Heilongjiang Province driven by the region’s rapid economic growth, and the substantial costs involved in transporting coal to this region from major coal-producing provinces such as Shaanxi Province, Shanxi Province and the Inner Mongolia Autonomous Region.

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

Our expected mining recovery is about 65-70% of the in-place resources, and our process / screening recoveries is about 95-97% of the run-of-mine output. Thus, we may extract coal based on 19,781,800 tons of  in-place resources from Xing An coal mines, provided  the coal underlying the mining rights is paid for by a certain period of time. As of December 31, 2009, we  paid for all mining rights at the Xing An coal mines based on PRC reserve guidelines.

As with Tong Gong coal mine, we also commissioned JTB to assess both Xing An coal mines in accordance with SEC Industry Guide 7. Based on the JTB report dated April 15, 2008, as of June 30, 2007, Hong Yuan coal mine had proven product (salable) reserves of 2.53 million tons and probable product (salable) reserves of 2.81 million tons, and Sheng Yu had proven product (salable) reserves of 0.81 million tons and probable product (salable) reserves of 2.73 million tons. The Xing An coal mines’ proven and probable product (salable) reserves as reported by JTB presented here comply with SEC Industry Guide 7.  They are based upon and do not reflect reserves as described in the PRC appraisal on which our mining rights are based and which establishes the amount of coal we are entitled to extract pursuant to those rights. The JTB report (dated March 24, 2010) provides updated information and estimates. At December 31, 2009, the estimated product reserves for Hong Yuan and Sheng Yu under Industry Guide 7 was approximately 8.65 million tons, of which, 5.77 million tons was probable product reserves and 2.88 million tons was proven product reserves.

The JTB report as of December 31, 2009 employed assumed recoveries for mining and processing/screening in developing estimates for Hong Yuan coal mine as follows: mining recovery - 60% area recovery; vertical recovery - 100% of first 2.5 meters of coal column, 65% recovery of coal column greater than 2.5 meters thickness; coal processing recovery - 90% of coal in the run-of-mine output for seams 4, 5 and 6, 80% of coal in the run-of-mine output for No. 3 seam; and parting / OSD removal - 97% removal of the parting / OSD material in the run-of-mine output.

The JTB report as of December 31, 2009 employed assumed recoveries for mining and processing/screening in developing estimates for Sheng Yu coal mine as follows: mining recovery - 60% area recovery; vertical recovery - 100% of coal column; coal processing recovery - 90% of coal in the run-of-mine output for seams 4, 5 and 6, 80% of coal in the run-of-mine output for No. 3 seam; and parting / OSD removal - 97% removal of the parting / OSD material in the run-of-mine output.

Our Mining Operations

In addition to our mining rights, each of which caps the amount of coal we legally can extract from a specific mine, we operate these coal mines pursuant to the following permits:

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

According to our resource mining permit for Tong Gong, the coal mine’s design capacity is estimated at 180,000 tons per annum based on mine operating conditions. Additionally, the resource mining permit estimates the mine’s resources at 6.14 million tons according to PRC standard for resource estimate that includes the coal resources in the specified mining area, which differs from the formulation based on current drilled hole under SEC Industry Guide 7. Our resource mining permits for Hong Yuan and Sheng Yu estimates those mines’ design capacity at 450,000 tons and 150,000 tons, respectively, and an in-place estimate of their reserves at 10,775,000 tons and 9,006,000 tons, respectively.

In January, 2008, our application to increase Tong Gong’s annual production amount was approved, and our coal production right permit presently authorizes us to mine 180,000 tons of coal per year, up from 150,000 tons, in a 1.1193 square kilometer area, which comprises the entire area of Tong Gong coal mine. The effective period of our coal production right permit for Tong Gong is from March 25, 2007 through June 30, 2016. Subject to certain geographic limitations, we are authorized to extract 450,000 tons annually from Hong Yuan, and 150,000 tons annually from Sheng Yu, according to their respective coal production right permits, both of which are effective from July, 2007 to February, 2010. The Company is in the process of renewing the permit. The coal production right permits can be extended as necessary; however, any material change in or revocation of these permits by the Heilongjiang Province Economic and Trade Commission could materially and adversely affect our operations and financial condition.

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

Tong Gong’s annual production volumes from 2005 to 2009, and the weighted average selling price per ton for each year, are as follows:

Year	Annual Production ( Tons )	Weighted Average Price Per Ton (RMB)
2005	129,448	RMB 176

2006	176,844*	RMB 174

2007	351,946*	RMB 198

2008	372,229*	RMB 231

2009	350,000*	RMB 332

Mining Xing An Coal Mines

Current mining operations at Xing An coal mines take advantage of the region’s weather conditions. For approximately 100 days from October to April, the frigid weather causes permafrost at these mines,  enabling coal to be extracted by dynamite mining. Additionally, the permafrost eliminates the need for any shaft support. Thus, mining operations are ongoing during the entire 100-day period, with three shifts of eight hours each per day. To extract coal, controlled  explosive charges are placed into holes that are drilled into a coal seam. After the explosives separate coal from the seam, a backhoe loader scoops the coal up from the ground and into a waiting haul truck with 8-ton capacity. Once the truck is loaded, it is driven to the surface where the coal is emptied on to a sorting machine. The sorting machine sorts the coal into three sizes and separates out rock through centrifugal action.

The annual production volumes from 2005 to 2009, and the weighted average selling price per ton, are as follows:

Year	Annual Production ( Tons )	Weighted Average Price Per Ton (RMB)
2005	299,760	RMB 200

2006	694,502*	RMB 196

2007	712,690*	RMB 228

2008	743,280*	RMB 238

2009	569,718	RMB 337

* while our production volumes in 2006, 2007, 2008 and 2009 exceeded the amount specified on our coal production permits, such practice is common in Heilongjiang Province, and was accepted by the relevant authorities because the mining rights for the extracted coal and taxes from sales of such coal were paid.

Brokered Coal

In addition to mining coal, we also broker coal from small independent mines operating in the areas surrounding the mines that we operate. Because operators of these small mines often lack the means to transport coal from the mines, they have no market for their coal other than selling it to us at competitive prices. The brokered coal enables our subsidiaries to fulfill their respective sales obligations. Tong Gong currently brokers approximately 124,400 tons of coal annually at approximately 30% mark up of the costs of the coal that it mines. Xing An, on the other hand, brokers approximately 280,000 tons of coal annually at approximately the same costs as the coal that the company mines.

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

Tong Gong’s Coal

As reported in the JTB report dated March 24, 2010, the coal from Tong Gong coal mine has the following characteristics:

	Recoverable Reserves (million tons ) (1)	Amount Assigned to Existing Facilities (2)	Type of Coal	Btu per Pound	Sulfur Content (%)	Ash Content (%)	Moisture (%)
Proven (Measured) (3)	1.36	1.36	Steam coal	10,080	0.5-0.6	14-18	5-6
Probable (Indicated) (3)	0.17	0.17	Steam coal	10.080	0.5-0.6	14-18	5-6
Total	1.53	1.53

(1)	Amount is as of December 31, 2009, based on the JTB report dated March 24, 2010.

(2)	Existing infrastructure and equipment allows these reserves to be mined at current production levels.

(3)	A drill hole spacing of 500 meters is used for proven reserves, and a drill hole spacing of 1,000 meters is used for probable reserves.

Xing An’s Coal

Based on the JTB report dated March 24, 2010, the coal from Hong Yuan coal mine has the following characteristics:

	Recoverable Reserves (million tons ) (1)	Amount Assigned to Existing Facilities (2)	Amount not Assigned to Existing Facilities	Type of Coal	Btu per Pound	Sulfur Content (%)	Ash Content (%)	Moisture (%)
Proven (Measured) (3)	2.53	1.84	0.69	Steam coal	6,600-9,000	0.5-0.7	19-35	10
Probable (Indicated) (3)	2.81	1.70	1.11	Steam coal	6,600-9,000	0.5-0.7	19-35	10
Total	5.34	3.54	1.80

Based on the JTB report dated March 24, 2010, the coal from Sheng Yu coal mine has the following characteristics:

	Recoverable Reserves (million tons ) (1)	Amount Assigned to Existing Facilities (2)	Amount not Assigned to Existing Facilities	Type of Coal	Btu per Pound	Sulfur Content (%)	Ash Content (%)	Moisture (%)
Proven (Measured) (3)	0.81	0.59	0.22	Steam coal	6,600-9,000	0.6-0.8	19-35	10
Probable (Indicated) (3)	2.73	0.90	1.83	Steam coal	6,600-9,000	0.6-0.8	19-35	10
Total	3.54	1.49	2.05

(1)	Amount is as of December 31, 2009, based on the JTB report dated March 24, 2010.

(2)	Existing infrastructure and equipment allow these reserves to be mined at current production levels.

(3)	A drill hole spacing of 500 meters is used for proven reserves, and a drill hole spacing of 1,000 meters is used for probable reserves.

Our Customers

Because of their differing properties, Tong Gong’s coal and Xing An’s coal are sold to different types of customers. Tong Gong’s coal is primarily sold to power plants, cement factories, wholesalers and individuals for home heating. Xing An’s coal, on the other hand, is primarily sold to electric power plants, metallurgical mills and fuel trading companies.

For the year ended December 31, 2009, three customers collectively accounted for approximately 76% of our consolidated revenue:

•	Heilongjiang QiQiHaEr Huadian Power Plants Co., Ltd., accounted for 48% of our total sales in 2009;

•	Heilongjiang Beihai Logistics Company, accounted for 12% of our total sales in 2009;

•	Changchun Rail Transportation Co., Ltd., accounted for 16% of our total sales in 2009;

We sell our coal on a per ton basis directly to our customers. Coal is generally sold to major customers by purchase order signed prior to the beginning of each mining season. These purchase orders generally specify the quantities and timing of purchases planned over a time period generally no longer than one year. The balance of the sales comes from purchase orders issued by the same customers that have additional requirements for coal during the year, or from smaller customers. Net coal sales represent the invoiced value of coal sold and are net of sales taxes, transportation costs and various miscellaneous fees relating to sales if the invoiced value includes transportation costs to the customers. While the price of coal did not change significantly between 2005 and 2006, there was a significant increase in 2007 through 2009 driven by market demands. Under such conditions, most customers in 2009 paid in advance of delivery, and we require the remaining customers to pay against delivery of coal. As a result, we did not carry any accounts receivable at December 31, 2009. Our sales personnel conduct routine customer visits and customer satisfaction surveys. We have established long-term business relationships with our major customers, and our management believes that these relationships are stable.  Once our coal is extracted, it is typically picked up immediately by, or loaded immediately for delivery to, customers so we do not currently maintain an inventory of extracted coal. Coal extracted from Tong Gong coal mine is trucked approximately 500 meters to the nearest rail siding and sold f.o.b. railcar. Coal extracted from Xing An coal mines is trucked approximately 60 kilometers to a stockyard adjacent to the nearest rail siding and sold f.o.b. railcar.

Product Pricing

Coal prices are generally determined by market price or are based on contractual terms. However, the price for certain thermal coal used for power generation is determined among coal suppliers and power plant buyers in accordance with the pricing guidance published by the PRC Government.

We set pricing by taking into account: (i) prices in the relevant local coal markets (inclusive of transportation costs); (ii) grade and quality of the coal; and (iii) relationships with customers. Most of the transportation costs are borne by the customers. The average price for raw coal from Tong Gong in 2009 is 332 per ton, which is 101 higher than the average price of RMB 231 in 2008. The average price for raw coal from Xing An in 2009 is 337 per ton, which is 99 higher than the average price of RMB 238 in 2008.

Product Delivery

All of our major customers are located in Northeastern China, primarily in the provinces of Heilongjiang and Jilin. Coal is transported to these customers principally by railways. In 2009, about 1,323,845 tons of our raw coal were delivered to our customers by railways; in 2008, about 1,804,000 tons of our raw coal were delivered to our customers by railways.

Sources and Availability of Raw Materials and the Principal Suppliers

We purchase certain materials in connection with our coal mining operations, including: (i) tires for mining equipment and vehicles; (ii) lift cylinders; and (iii) iron boards. Because these materials are readily available, we do not purchase them exclusively from any one supplier for our Tong Gong operation. Xing An, however, does source tires and lift cylinders principally from Mohe County Yongsheng Metal Products Shop, and iron boards principally from Mohe Shuangli Steel Store. The price of these materials is set at market rates or determined through negotiations. We believe we have established stable cooperative relationships with the suppliers that we deal with to ensure a reliable supply of the materials required for our mining operations.

Research and Development

We had no research and development expenses in 2009 and in 2008. We currently have no plans for any research and development activities and do not anticipate any material research and development costs.

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

Mining activities in the PRC are also subject to the People’s Republic of China Mineral Resources Law (“Mineral Resources Law”),  promulgated by the PRC Government on March 19, 1986 and amended on August 29, 1996. The Mineral Resources Law regulates matters relating to the planning or engaging in the exploration, exploitation and mining of mineral resources. According the Mineral Resources Law all mineral resources, including coal, are owned by the state. Except under limited circumstances, any enterprise planning to engage in the exploration, exploitation and mining of mineral resources must first apply for and obtain exploration rights and mining rights before commencing the relevant activities. The Mineral Resources Law prohibits the transfer of exploration and exploitation rights in general unless the transfer falls within certain specified circumstances.

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

Pricing

Until 2002, the production and pricing of coal was largely subject to close control and supervision by the PRC Government, which centrally manages the production and pricing of coal. Previously, the price of coal was determined based on a government-devised pricing guideline which set out the suggested prices for coal. However,  to effectuate the transformation from planned economy to market economy practices, from January 1, 2002 China eliminated the state guidance price for coal and allowed prices for all types of coal to be determined in accordance with market demand. However, as the PRC Government continues to maintain control over the national railway system, which is the primary means for coal transportation in China, the PRC Government still may exert influence over the pricing of coal through its allocation of railway transportation capacity for coal.

In addition, under the Price Law of the PRC, promulgated  December 29, 1997, effective May 1, 1998, in the event of an actual increase or potential increase in the prices of important products such as coal, the State Council and the provincial governments, autonomous regions and municipalities directly under the PRC Government may adopt intervention measures, such as restricting the ratio of price differentials or of profits, and imposing price limits, etc. In August 2004, the NDRC issued a notice setting forth temporary measures to be imposed on thermal coal prices for certain regions. In December 2004, the NDRC issued a notice setting forth guidelines for pricing of thermal coal sales in 2005. Under these guidelines, the coal suppliers and their customers may not negotiate for the sale of coal at prices exceeding the government suggested price range.

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

Fees and Taxes

There are various taxes and fees that are imposed upon coal producers in Heilongjiang Province, as well as statutory reserves which coal producers required to set aside. Such taxes, fees and statutory reserves as applicable to Tong Gong at December 31, 2009 are as follows:

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

Mining operations, including both open pit mines and underground mines, may result in disturbances of surface and underground land and cause water pollution, landslides and other types of environmental damage. To manage the adverse effects that the coal industry has on the environment, China promulgated a series of laws and regulations. Through these laws and regulations, China  established national and local environmental protection legal frameworks and issued standards applicable to emission controls, discharges of wastes and pollutants to the environment, generation, handling, storage, transportation, treatment and disposal of waste materials by production facilities, land rehabilitation and reforestation.

The Environmental Protection Law, promulgated by the National People’s Congress  December 26, 1989, is the cardinal law for environmental protection in China. The law establishes the basic principle for coordinated advancement of economic growth, social progress and environmental protection, and defines the rights and duties of governments at all levels. Local environmental protection bureaus may set stricter local standards than the national standards and enterprises are required to comply with the stricter of the two sets of standards. The Environmental Protection Law requires any entity operating a facility that produces pollutants or other hazards to incorporate environmental protection measures into its operations and to establish an environmental protection responsibility system, which must adopt effective measures to control and properly dispose of waste gases, waste water, waste residue, dust or other waste materials.

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

The rehabilitation of mining sites is another important issue the PRC Government has sought to address. Under the Law of Land Administration of the People’s Republic of China, promulgated June 15, 1986, and amended on August 28, 2004, and the Land Rehabilitation Regulations, issued by the State Council in 1988 and effective January 1, 1989, coal producers must undertake measures to restore the mining site to its original state within a prescribed time frame if mining activities result in damage to arable land, grassland or forest. The rehabilitated land must meet rehabilitation standards, as required by law from time to time, and may only be subsequently used upon examination and approval by the land authorities. A coal producers’ failure to comply with this requirement or its failure to return the mining site to its original state will result in the imposition of fines, rehabilitation fees and/or rejection of applications for land use rights by the local bureau of land and resources.

Emissions of waste water by coal mines and coking plants are regulated by the Law on Prevention and Control of Water Pollution of the PRC, promulgated by the National People’s Congress in 1984 and effective as amended in 1996, and the Administrative Regulations on the Levy and Use of Discharge Fees, issued by the State Council on January 2, 2003 and effective July 1, 2003. Any new construction projects, such as coal mines and coking plants, must submit an environmental impact statement, which shall include an assessment on the water pollution hazards the project is likely to produce and its impact on the ecosystem. The environment impact statement must also contain measures to prevent and control the water pollution hazards. Every new production facility must be equipped with waste water processing facilities which must be put in use together with the production facilities. Construction projects that discharge pollutants into water shall pay a pollutant discharge fee in accordance with state regulations.

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

Special Regulation by the State Council on Shutting Down Small Coal Mines

The Special Regulation by the State Council on Shutting Down Small Coal Mines went into effect on September 28, 2006. The passage of regulation is the launch of a national campaign to close down small coal mines defined as having annual coal production capacity of 30,000 tons or less, as well as coal mines without proper licenses or permits. The intent of the regulation is to reduce both the high rate of accidents and pollution in the PRC coal mining industry. Under this regulation, 9,887 small and/or illegal coal mines will be shut down by the end of 2009. The regulation specifies that the Central Government will support the development of big coal mining operations, defined as having annual coal production capacity of 300,000 tons or more. However, the regulation is silent as to the PRC government’s position on coal mine operations having annual production capacity of more than 30,000 tons but less than 300,000 tons.

Employees

As of December 31, 2009, we had approximately 71 full-time employees, including management, as follows: 15 with our operations at Tong Gong and 65 with our operations at Xing An. None of these employees are represented by any collective bargaining agreements. We have not experienced a work stoppage. Management believes that our relations with our employees are good.

In addition, during each mining season, we have up to 210 miners working at Tong Gong coal mine and up to 374 miners working at Xing An coal mines, none of whom are employees.  Our subsidiaries contract with various general contractors who provide the miners and who are fully responsible for the miners’ wages, including all state-mandated insurance. Risk Factors

ITEM 1A. RISK FACTORS

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

As all of our revenue is derived from sales of coal in the PRC, our business and operating results are substantially dependent on the domestic Chinese demand for coal. The Chinese coal market is cyclical and exhibits fluctuation in supply and demand from year to year. It is subject to numerous factors beyond our control, including, but not limited to, the economic conditions in the PRC and fluctuations in industries with high demand for coal, such as the power and steel industries. Fluctuations in supply and demand for coal affect on coal prices, which in turn affects our operating and financial performance. We have experienced substantial price fluctuations in the past and believe  such fluctuations will continue. The average selling price of coal products per ton from Tong Gong Coal Mine was RMB 170 per ton in 2005, RMB 174 per ton in 2006, RMB 192 per ton in 2007, RMB 231 per ton in 2008 and RMB 332 per ton in 2009. The average selling price of coal products per ton from Hong Yuan and Sheng Yu coal mines was RMB 200 per ton in 2005, RMB 200 per ton in 2006, RMB 225 per ton in 2007, RMB 238 per ton in 2008 and RMB 337 per ton in 2009. The demand for coal is primarily affected by the overall economic development and the demand for coal from the electricity generation, steel and construction industries. The supply of coal, on the other hand, is primarily affected by the geographical location of the coal supplies, the volume of coal produced by the domestic and international coal suppliers, and the quality and price of competing sources of coal. Alternative fuels, such as natural gas, oil and nuclear power, and alternative energy sources, such as hydroelectric power also have influences on the market demand for coal. Excess supply of coal or significant reduction in the demand for our coal by domestic electricity generation or steel industries may have an adverse effect on coal prices, which would in turn cause a decline in our profitability. In addition, any significant decline in domestic coal prices could materially and adversely affect our business and result of operations.

Our mining operations are inherently subject to changing conditions that can affect our profitability.

Our mining operations are inherently subject to changing conditions that affect levels of production and production costs for varying lengths of time and can result in decreases in our profitability. We are exposed to commodity price risk related to our purchase of diesel fuel, explosives and steel.  In addition, weather conditions, equipment replacement or repair, fires, variations in thickness of the layer, or seam, of coal, amounts of overburden, rock and other natural materials and other geological conditions can be expected in the future to have, a significant impact on our operating results.  Prolonged disruption of production at our mine would result in a decrease in our revenues and profitability, which could be material.  Other factors affecting the production and sale of our coal that could result in decreases in our profitability include:

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

We believe our operations are in compliance with applicable legal and regulatory requirements. However, there can be no assurance that the central or local governments in the PRC will not impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures. We may face significant constraints on our ability to implement our business strategies or to carry out or expand our business operations. Our business may also be materially and adversely affected by future changes in certain regulations and policies of the Chinese Government in respect of the coal industry. New legislation or regulations may be adopted that may materially and adversely affect our coal operations, our cost structure or the demand for our products. In addition, new legislation or regulations or different or more stringent interpretation of existing laws and regulations may also require us to substantially change our existing operations or incur significant costs.

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

Demand for coal and the prices we can obtain for our coal are closely linked to coal consumption patterns of the electric generation industry in China, which has accounted for approximately 58% of overall coal consumption in China in recent years.  These coal consumption patterns are influenced by factors beyond our control, including the demand for electricity (which is dependent to a significant extent on summer and winter temperatures and the strength of the economy); government regulation; technological developments and the location, availability, quality and price of competing sources of coal; other fuels such as natural gas, oil and nuclear; and alternative energy sources such as hydroelectric power. Any reduction in the demand for our coal by the domestic electric generation industry may cause a decline in profitability.

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

In addition to the Tong Gong coal mine which we began mining in 2004, we  acquired the Xing An Companies which mine the Hong Yuan and Sheng Yu mines in 2008. Exhaustion of the mining rights underlying these mines, as well mining rights that we may acquire in the future, can also have an adverse effect on operating results that is disproportionate to the percentage of overall production represented by such mining rights.

We cannot give any assurance  we will be able to continue identifying suitable targets in the PRC for acquisition or acquire suitable targets on competitive terms. Nor can we assure you we will be able to successfully develop new coal mines or expand our existing ones in accordance with our development plans or at all. Our failure to timely or successfully acquire suitable targets on competitive terms, or to successfully complete the development of new coal mines or to expand our existing mining rights could have an adverse effect on the results of operation and our financial condition.

The acquisition of mining rights and the development of new mines in the PRC requires approval of the Chinese Government. Delay or failure in securing the relevant governmental approvals or permits as well as any adverse change in government policies may cause a significant adjustment to our development and acquisition plans, which may materially adversely affect our profitability and growth prospects.

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

All of our 2009 net sales were derived from sales of coal transported by the Chinese national railway system. As the railway system has limited transportation capacity and cannot fully satisfy coal transportation requirements, discrepancies between capacity and demand for transportation exist in certain areas of the PRC. We generally utilize the national rail system to transport coal to our customers. No assurance can be given  we will continue to be allocated adequate railway transport capacity or acquire adequate rail cars, or that we will not experience any material delay in transporting our coal as a result of insufficient railway transport capacity or rail cars.

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

We operate coal mines and related facilities that may be affected by water, gas, fire or structural problems. As a result, we, like other coal mining companies, have experienced accidents that have caused property damage and personal injuries. Although we have implemented safety measures at our mining operations, and provide on-the-job training for our employees, and, in accordance with relevant laws set aside approximately 2.0% of employees’ total remuneration for employees’ injury insurance, there can be no assurance that industry-related accidents will not occur in the future. Mine workers at Hong Yuan, Sheng Yu and Tonggong coal mines are sub-contracted from general contractors who bear the costs of such insurance.  However, we do not currently maintain fire, or other property insurance covering our properties, equipment or inventories, other than with respect to vehicles. In addition, we do not maintain any business interruption insurance or any third party liability insurance to cover claims in respect of personal injury, property or environmental damage arising from accidents on our properties, other than third party liability insurance with respect to vehicles. Any uninsured losses and liabilities incurred by us could have a material adverse effect on our financial condition and results of operations.

We may be required to allocate additional funds for land subsidence.

A consequence of the underground mining methods used at our mines is land subsidence above underground mining sites. Depending on the circumstances, we may be required to relocate inhabitants from the land above the underground mining sites prior to mining those sites or we may be required to compensate the inhabitants for losses or damages from land subsidence after the underground sites have been mined. We may also be required to make payments for land subsidence, restoration, rehabilitation or environmental protection of the land after the underground sites have been mined. Where such payment is required under applicable law or regulations, an estimate of such costs is recognized in the period in which the obligation is identified and is charged as an expense in our income statement in proportion to the coal extracted. The estimate of costs for land subsidence, restoration, rehabilitation or environmental protection of the land may be subject to change in the future as actual costs become apparent and standards established by the PRC Government change from time to time. Therefore, there can be no assurance such estimates are accurate or that our land subsidence, restoration, rehabilitation and environmental protection costs will not substantially increase in the future or that the PRC Government will not impose new fees in respect of land subsidence. Any such substantial increases or new fees could have a material adverse effect on our results of operations.

If we are unable to expand our operations through acquisitions of other business or assets, our profitability may be negatively affected.

We seek to expand our operations both in the regions in which we operate as well as in other parts of China through acquisitions of businesses and assets.  Acquisition transactions involve inherent risks, such as:

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

Our business and results of operations are affected by international, national and regional economic conditions. Financial markets in the United States, Europe and Asia have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, ratings downgrades of certain investments and declining values of others. The global economy has entered a recession. We are unable to predict the likely duration and severity of the current disruptions in financial markets, credit availability, and adverse economic conditions throughout the world. These economic developments affect businesses such as ours and those of our customers in a number of ways that could result in unfavorable consequences to us. Current economic conditions or a deepening economic downturn in the PRC and elsewhere may cause our current or potential customers to delay or reduce purchases which could, in turn, result in reductions in our sales volumes or prices, materially and adversely affecting our results of operations and cash flows. Volatility and disruption of global financial markets could limit our customers’ ability to obtain adequate financing to maintain operations and proceed with planned or new capital spending initiatives, leading to a reduction in sales volume that could materially and adversely affect our results of operations and cash flow. In addition, a decline in our customers’ ability to pay as a result of the economic downturn may lead to increased difficulties in the collection of our accounts receivable, higher levels of reserves for doubtful accounts and write-offs of accounts receivable, and higher operating costs as a percentage of revenues.

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

The Renminbi is not a freely convertible currency at present.  The Company receives all of its revenue in Renminbi, which may need to be converted to other currencies, primarily U.S. dollars, and remitted outside of the PRC.  Effective July 1, 1996, foreign currency “current account” transactions by foreign investment enterprises, including sino-foreign joint ventures, are no longer subject to the approval of State Administration of Foreign Exchange (“SAFE,” formerly, “State Administration of Exchange Control”), but need only a ministerial review, according to the Administration of the Settlement, Sale and Payment of Foreign Exchange Provisions promulgated in 1996 (the “FX regulations”). ”Current account” items include international commercial transactions, which occur on a regular basis, such as those relating to trade and provision of services.  Distributions to joint venture parties also are considered a “current account transaction.”  Other non-current account items, known as “capital account” items, remain subject to SAFE approval.  Under current regulations, the Company can obtain foreign currency in exchange for Renminbi from swap centers authorized by the government.  The Company does not anticipate problems in obtaining foreign currency to satisfy its requirements; however, there is no assurance that foreign currency shortages or changes in currency exchange laws and regulations by the Chinese government will not restrict the Company from freely converting Renminbi in a timely manner.  If such shortages or change in laws and regulations occur, the Company may accept Renminbi, which can be held or re-invested in other projects.

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

The PRC’s legal system is a civil law system based on written statutes in which decided legal cases have little value as precedents, unlike the common law system prevalent in the United States. The PRC does not have a well-developed, consolidated body of laws governing foreign investment enterprises. As a result, the administration of laws and regulations by government agencies may be subject to considerable discretion and variation, and may be subject to influence by external forces unrelated to the legal merits of a particular matter. China’s regulations and policies with respect to foreign investments are evolving. Definitive regulations and policies with respect to such matters as the permissible percentage of foreign investment and permissible rates of equity returns have not yet been published.  Statements regarding these evolving policies have been conflicting and any such policies, as administered, are likely to be subject to broad interpretation and discretion and to be modified, perhaps on a case-by-case basis. The uncertainties regarding such regulations and policies present risks that the Company will not be able to achieve its business objectives. There can be no assurance the Company will be able to enforce any legal rights it may have under its contracts or otherwise.

RISKS RELATED TO CORPORATE AND STOCK MATTERS

 Most of our directors and officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or most of our directors or officers.

Most of our directors and officers are nationals and/or residents of countries other than the US, and all or a substantial portion of such persons’ assets are located outside the US. As a result, it may be difficult for investors to effect service of process on our directors or officers, or enforce within the United States or Canada any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them.

If we issue additional shares in the future, this may result in dilution to our existing stockholders.

Our articles of incorporation, as amended, authorize the issuance of 100,000,000 shares of common  and 8,000,000 shares of preferred stock. Our Board of Directors(‘BOD’) has the authority to issue additional shares up to the authorized capital stated in the certificate of incorporation. Our BOD may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. Further, any such issuance may result in a change of control of our corporation.

The authorized preferred stock constitutes what is commonly referred to as “blank check” preferred stock.  This type of preferred stock allows the BOD to divide the preferred stock into series, to designate each series, to fix and determine separately for each series any one or more relative rights and preferences and to issue shares of any series without further stockholder approval.  Preferred stock authorized in series allows our BOD to hinder or discourage an attempt to gain control of us by a merger, tender offer at a control premium price, proxy contest or otherwise. Consequently, the preferred stock could entrench our management.  In addition, the market price of our common stock could be materially and adversely affected by the existence of the preferred stock.

The application of the “penny stock” rules could adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

The Securities and Exchange Commission adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. If the trading price of our common stock falls below $5.00 per share, the open-market trading of our common stock is subject to the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”.  The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules.  Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.  We believe the penny stock rules discourage investor interest in and limit the marketability of our common stock.

NASD sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the NASD adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information.  Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers.  The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Stockholders should have no expectation of any dividends.

The holders of our common stock are entitled to receive dividends when, as and if declared by the BOD out of funds legally available therefore.  To date, we have not declared nor paid any cash dividends.  The board of directors does not intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in our business operations.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our Offices

Our principal executive office in the US is in City of Industry, California, which headquarters some of our officers and administrative staff and oversees our operations in the PRC. Our lease agreement for this office is from September 1, 2008 to August 31, 2011, for annual rent of $57,516, and we have the option to renew this lease.

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

As of December 31, 2009, we know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Submission Of Matters To A Vote Of Security Holders

We did not submit any matters to a vote of security holders during the fourth quarter of fiscal year 2009.

PART II

ITEM 4.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Common Stock

Quarter Ended	High Bid	Low Bid
December 31, 2009	$8.11	$8.02
September 30, 2009	$8.20	$7.33
June 30, 2009	$6.80	$6.38
March 31, 2009	$6.70	$6.00

December 31, 2008	$4.05	$3.90
September 30, 2008	$6.00	$4.60
June 30, 2008	$10.80	$10.20
March 31, 2008	$0.00	$0.00
__________
* Increase in stock price commencing in the second quarter of our 2008 fiscal year reflects the effect of a 10-for-1 reverse stock split of the Company’s common stock that became effective on January 7, 2008.

As of March 31, 2010, we had approximately 14,932,582  shares of common stock issued and outstanding and 400,000 shares of preferred stock issued and outstanding.

Holders

As of April 12, 2010, we had approximately 806 record holders of our common stock (not including beneficial owners who hold shares at broker/dealers in “street name”) and one record holder of our preferred stock.

Dividend Policy

While there are no restrictions that limit our ability to pay dividends, we have not paid, and do not currently intend to pay cash dividends on our common stock in the foreseeable future. Our policy is to retain all earnings, if any, to provide funds for operation and expansion of our business. The declaration of dividends, if any, will be subject to the discretion of our BOD, which may consider such factors as our results of operations, financial condition, capital needs and acquisition strategy, among others.

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

ITEM 5.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended December 31, 2009 and 2008 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors”, “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and elsewhere in this 10K. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this Form 10-K. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

Our financial statements are prepared in US Dollars and in accordance with accounting principles generally accepted in the US (US GAAP). See “Exchange Rates” below for information concerning the exchanges rates at which Renminbi (“RMB”) were translated into US Dollars (“USD”) at various pertinent.

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

Pursuant to a stock purchase agreement that we entered into on December 31, 2007, on April 4, 2008, we added two coal mines to our operations when we completed the acquisition of two mining companies under common ownership in the PRC, Hong Yuan and Sheng Yu.  In connection with that transaction, the Xing An shareholders received 8 million shares of Songzai common stock and $30 million in cash, which is treated as a dividend pursuant to the accounting treatment applied to the transaction. The purchase price was determined by multiplying the number of shares of Songzai outstanding just prior to the transaction (400,000 Series A preferred shares and 6,932,582 common shares) by the average stock price of Songzai stock two days before and two days after the Agreement date. After the closing of this acquisition transaction, the Xing An Shareholders now collectively own 53% of the combined company. Accordingly, for accounting purposes, the transaction is accounted for as a reverse acquisition of the Company by Xing An and therefore the historical financial information reflected in the financial statements contained in this Form 10-K is that of Xing An. Xing An operates two coal mines, the Hong Yuan and Sheng Yu mines, located in Mohe City in Heilongjiang Province.

On October 15, 2008, we paid $18 million of the dividend to the Xing An Shareholders in accordance with the terms of the Stock Purchase Agreement. We paid the remaining $12 million of the dividend to the Xing An Shareholders in April 2009.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our management's discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with US GAAP. While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Basis of Presentations

Our financial statements are prepared in accordance with “US GAAP” and the requirements of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”).

Method of Accounting

We maintain our general ledger and journals with the accrual method of accounting for financial reporting purposes. The financial statements and notes are representations of management. Accounting policies adopted by us conform to US GAAP and have been consistently applied in the presentation of financial statements, which are compiled on the accrual basis of accounting.

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

The estimated useful lives for each category of the property, plant and equipment are as follows:

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

Sales revenue represents the invoiced value of coal, net of value-added tax (“VAT”). All of the Company’s coal   sold in the PRC is subject to a value-added tax of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing the finished product. The Company records VAT payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government.

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

Foreign Currency Translation and Comprehensive Income (Loss)

The functional currency of Tong Gong and Xing An is the Renminbi (“RMB”). For financial reporting purposes, RMB were translated into United States Dollars (“USD”) as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period.

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

The fluctuation of exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the People’s Bank of China(“PBOC”) or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the PBOC.

The Company uses SFAS No. 130 “Reporting Comprehensive Income” (codified in FASB ASC Topic 220). Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the years ended December 31, 2009 and 2008 consisted of net income and foreign currency translation adjustments.

Segment Reporting

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires use of the “management approach” model for segment reporting, codified in FASB ASC Topic 280.  The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

SFAS 131 has no effect on the Company’s financial statements as substantially all of its operations are conducted in one industry segment - coal mining.

Recent Accounting Pronouncements

In October 2009, the FASB issued an Accounting Standards Update (“ASU”) regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In August 2009, the FASB issued an Accounting Standards Update (“ASU”) regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

As of December 31, 2009, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

RESULTS OF OPERATIONS

On April 4, 2008, the Company completed the acquisition of 90% of Xing An for an aggregate purchase price determined by multiplying the number of shares of Songzai outstanding just prior to the transaction (400,000 Series A preferred shares and 6,932,582 common shares) by the average stock price of Songzai stock two days before and two days after the Agreement date. Pursuant to the purchase agreement the Xing An shareholders received $30 million in cash, which is treated as a dividend under the accounting treatment of the transaction, and 80,000,000 shares (pre-10-to-1 reverse stock split effected on January 7, 2008) of Songzai's common stock. The beneficial interests to the remaining 10% of Xing An were placed in trust by the Xing An shareholders for the benefit of the Company. As a result of the acquisition, the Xing An Shareholders now collectively own 53% of the combined company.  For accounting purposes, the acquisition of Xing An by Songzai is accounted for as a reverse acquisition of Songzai by Xing An. The operating results of Xing An for the year ended December 31, 2008 and Songzai for the nine months ended December 31, 2008 are included in the accompanying consolidated statements of operations from the acquisition date.  For convenience of reporting the acquisition for accounting purposes, April 1, 2008 was designated  the acquisition date.

Comparison of the Years Ended December 31, 2009 and 2008

The following table sets forth the results of our operations for the years indicated as a percentage of net sales:

	2009		2008
	$	% of Sales	$	% of Sales
Sales	64,998,456	100%	57,130,098	100%
Cost of Sales	27,192,191	42%	25,676,126	45%
Gross Profit	37,806,265	58%	31,453,972	55%
Operating Expenses	5,844,974	9%	2,794,398	5%
Income from Operations	31,961,291	49%	28,659,574	50%
Other Expenses, net	(174,289)	(0.27)%	(245,387)	(0.43)%
Income tax	6,700,175	10%	6,690,206	12%
Net Income	25,086,827	39%	21,723,981	38%

Coal mining production, brokerage and sales at our three mines, in tons, for the periods indicated:

	Tong Gong Coal Mine
	Salable Production (tons)		Brokerage (tons)		Sales (tons)
	2009	2008	2009	2008	2009	2008

First Quarter	98,031	137,536	-	-	98,031	137,536

Second Quarter	184,553	168,245	-	-	184,553	168,245

Third Quarter	67,416	66,448	55,000	-	107,645	153,517

Fourth Quarter	-	-	69,400	236,526	84,171	149,457

Total	350,000	372,229	124,400	236,526	474,400	608,755

	Xing An Coal Mines (Hong Yuan and Sheng Yu)
	Salable Production (tons)		Brokerage (tons)		Sales (tons)
	2009	2008	2009	2008	2009	2008

First Quarter	396,466	539,737	-	-	271,753	472,019

Second Quarter		120,000	180,000-	-	303,002	225,590

Third Quarter		-	100,000	246,000	102,148	255,909

Fourth Quarter	173,252	83,543		157,700	172,542	241,944

Total	569,718	743,280	280,000	403,700	849,445	1,195,462

Sales. Our revenues are derived primarily from the sales of coal. During 2009, we had sales of $65.00 million  compared to  $57.13 million for 2008, an increase of approximately 14%.  The increase in sales is primarily due to increase in our selling price. The average selling price per ton for 2009 was  $49.10, compared to  $37.86 for 2008, an increase of 30%.  Our total sales volume was 1,323,845 tons for  2009, compared to 1,666,681 tons for  2008 (taking into account both twelve-month sales volume of Xing An and nine-months sales volume of Tong Gong from the reverse acquisition date), a decrease of approximately 21%. The decrease in sales volume was mainly due to the temporary closing of a major power plant customer for one month in July for overhauling and maintenance of its boilers, and decrease in our brokerage coal due to increased purchase cost. Our high average selling price for the year of 2009 was a result of adjusting our selling price according to the market price in Heilongjiang province, and our selling price can vary dramatically depending on the prevailing market price of coal in Heilongjiang Province.

Cost of Sales.  Cost of sales for the year ended December 31, 2009 was $27.19 million, an increase of $1.51 million or approximately 6%, from $25.68 million for 2008. Our total production during  2009 was 919,718 tons (combining the production volumes of Xing An and Tong Gong), compared to 977,973 tons produced (reflecting 12 months of Xing An and 9 months of Tong Gong’s production volume) for 2008. Cost of sales as a percentage of sales decreased to approximately 42% for  2009 from approximately 45% for  2008. This decrease was mainly due to significant increase in the average selling price of coal period over period, despite an increase in production cost and decrease in production volume.  Our average cost per ton for production was $19.79 in  2009,  compared to $15.99 for 2008.  This increase is attributable to overall price increases in China including our coal production cost such as director labor,  mining equipment, etc .

In addition to mining coal, we also broker coal from small independent mines operating in the areas surrounding the mines that we operate. We brokered 404,000 tons and 640,226 tons for 2009 and 2008, respectively, to meet customer demands, with average cost of $20.71 per ton in 2009; the brokerage cost was also increased from 15.05 per ton in 2008 as a result of an overall increased production cost in China.

Gross Profit. Gross profit was $37.81 million for 2009 compared to $31.45 million for 2008, an increase of $6.36 million.  Our gross profit as a percentage of sales was approximately 58% and 55% in 2009 and 2008, respectively. The increase in gross profit margin was mainly attributable to the high average selling price of coal for 2009, despite the lower sales volume as compared to 2008.

Operating Expenses.  Operating expenses totaled $5.84 million for 2009 compared to $2.79 million for 2008, an increase of $3.05 million or approximately 109%.  This increase was primarily attributable to increased expense of Xing An for repairing and maintaining the road from the coal mine to the coal stockyard, increased depreciation expense for mining shafts by using unit-of-production method, and amortization expenses for mining rights, that were all calculated based on the salable reserves under Industry Guide 7 which was reappraised in 2009.

Net Income. Our net income for 2009 was $25.09 million compared to net income of $21.72 million for 2008, an increase of $3.37 million.  Net income as a percentage of sales increased from 38% for 2008 to 39% for 2009. This is mainly attributed to the significant increase in the average selling price of coal.

 LIQUIDITY AND CAPITAL RESOURCES

Cash Flows - Comparison of the Years Ended December 31, 2009 and 2008

As of December 31, 2009, we had cash and cash equivalents of $31.26 million. Our working capital was approximately $24.85 million. The ratio of current assets to current liabilities was 4.73:1 at December 31, 2009.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2009 and 2008:

	Years Ended December 31
	2009	2008
Cash provided by (used in):
Operating Activities	$25,443,448	$28,405,392
Investing Activities	$(121,173)	$(5,113,940))
Financing Activities	$(10,820,141)	$(16,960,028)

Net cash flow provided by operating activities was $25.44 million in 2009 while net cash flow provided by operating activities was $28.41 million in 2008.  The decrease in cash inflow from operating activities resulted from payment of $5.63 million for taxes payable and deposit of $0.98 million for mining restoration despite the increase in net income in 2009.

Net cash flow used in investing activities was $0.12 million in 2009 and  $5.11 million of net cash used in investing activities in 2008. In 2009, we paid approximately $110,000 for the acquisition of fixed assets and approximately $11,000 for construction in progress. The decrease in cash outflow in 2008 was mainly due to the payment of $12 million for acquiring the mining rights partially offset by $7.2 million of cash acquired from Songzai as a result of the reverse acquisition.

Net cash flow used in financing activities  $10.82 million in 2009 compared to net cash used in financing activities of $16.96 million in 2008. The decrease in cash outflow from financing activities in 2009 was primarily due to the payment of the $12 million dividend to the selling shareholders of Xing An partially offset by a $1.09 million advance from shareholders for paying certain US headquarters’ expenses including audit fees, legal expenses, and senior management salaries. . In 2008, we paid a dividend of $18 million to the selling shareholders of Xing An Shareholders.   We expect to repay the shareholder advance in 2010.

Based on our current expectations, we believe our cash and cash equivalents, and cash generated from operations will satisfy our working capital needs, and other liquidity requirements associated with our existing operations through the remainder of this year. We would like to expand our existing mining operations and acquire additional coal mining rights, but we will finance such acquisitions through the issuance of debt or equity securities. Failure to obtain such financing could have a material adverse effect on our plans for expansion.

We do not believe inflation has had a negative impact on our results of operation.

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

The following tables summarize our contractual obligations as of December 31, 2009, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +

Contractual Obligations:
Operating Leases	$216,460	$79,116	$103,144	$34,200	$-
Mining Rights	$897,589	$-	$-	$-	$897,589
Total Contractual Obligations:	$1,114,049	$79,116	$103,144	$34,200	$897,589

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

ITEM 6A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 7.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements are included in this Annual Report beginning on Page F-1.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 8A(T).	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.  Our Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles.  This includes policies and procedures that are intended to:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of a company’s assets;
(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that a company’s receipts and expenditures are being made only in accordance with authorizations of a company’s management and directors; and

(3)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of a company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance with respect to consolidated financial statement preparation and presentation and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate

As required by Section 404 of the Sarbanes-Oxley Act of 2002 and related rules as promulgated by the SEC, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009, using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2009, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and that the internal control material weaknesses reported in our Form 10-K for the year ended December 31, 2008 have been remediated.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table includes the names, positions held, and dates of appointment of our current executive officers and directors:

Name	Position	Date of Appointment
Guoqing Yue	Chairman of the Board of Directors	August 15, 2008

Hongwen Li	President, Chief Executive Officer and Director	December 15, 2003, August 15, 2008

Yvonne Zhang	Chief Financial Officer	June 9, 2008

Weiwei Li	Interim Chief Financial Officer	March 17, 2010(1)

Huan Liu	Secretary	July 12, 2007

Elan Yaish	Director	February 27, 2009

Yanlin Qu	Director	February 27, 2009

Shengchun Liu	Director	February 27, 2009

(1) Ms. Li was appointed Interim Chief Financial Officer on March 17, 2010.

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

Yvonne Zhang, Chief Financial Officer

Ms. Yvonne Zhang was initially appointed as our interim chief financial officer on August 18, 2007, and became our full-time chief financial officer on June 9, 2008. In that position, she has worked solely for the preparation of our financial statements included in our quarterly and annual reports and advising the Company on US GAAP and internal control.  Ms. Zhang has over eight years experience in auditing, tax return preparation and accounting services. Ms. Zhang is also the owner of V Trust Accounting and Tax Services, a CPA firm she founded in June 2007 that provides tax return preparation, accounting and auditing services.  Prior to V Trust, Ms. Zhang was the auditor-in-charge at a Los Angeles based CPA firm from June 2006 to June 2007 that primarily audits public companies.  From January 2001 to May 2006, Ms. Zhang was a supervisor at another Los Angeles based CPA firm.  Ms. Zhang is a licensed CPA and received her bachelor degree in accountancy from California State University at Northridge in 1999.  Ms. Zhang resigned as our Chief Financial Officer on March 17, 2010.

Weiwei Li, Interim Chief Financial Officer

Ms. Weiwei Li was appointed as our interim chief financial officer on March 17, 2010. Ms. Li is currently the financial controller of Hongyuan Coal Mining Co., Ltd., a subsidiary of the Company. Ms. Li graduated from Harbin Institute of Technology in July 2005, where she received a Bachelor’s degree in accounting. Ms. Li also graduated from Nagoya University in Japan in March 2009, where she received an MBA degree. From April 2000 to March 2007, Ms. Li has worked in various companies in Japan and China as an accounting manager.

Huan Liu, Secretary

Mr. Huan Liu graduated from Harbin Engineering University in 2005, where he received a Bachelor’s degree in both finance and law. In March 2005, Mr. Liu joined the Company as personal assistant to Mr. Hongwen Li, chairman of our board of directors. From April 2006 to June 2007, Mr. Liu was a manager in the Company’s finance department. Mr. Liu has been the Company’s corporate secretary from July 2007 to the present.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and certain of our officers, as well as persons who own more than 10% of a registered class of our equity securities (“Reporting Persons”), to file reports with the Securities and Exchange Commission. To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2009, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent shareholders were complied with, except for Ms. Yvonne Zhang and Mr. Guoqing Yue.

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

Material Changes to the Procedures by which Security Holders May Recommend Nominees to the Board of Directors

On February 24, 2009, we adopted a nominating committee charter. Under such charter, while there have been no material changes to the procedures by which our shareholders may recommend nominees to the board of directors, the board of directors may take into consideration as one of the factors in its evaluation of shareholder-recommended nominees, the size and duration of the share holdings of the recommending shareholder or shareholder group in relation to the total outstanding shares of the Company. The BOD may also consider the extent to which the recommending shareholder intends to continue holding its interest in the Company, including, in the case of nominees recommended for election at an annual meeting of shareholders, whether the recommending shareholder intends to continue holding its interest at least through the time of such annual meeting.

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

ITEM 10.	EXECUTIVE COMPENSATION

Summary of Compensation

The following summary compensation table indicates the cash and non-cash compensation earned for years ended December 31, 2009 and 2008 by our Chief Executive Officer and our other highest paid executives whose total compensation exceeded $100,000 (if any) for the years ended December 31, 2009 and 2008.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Hongwen Li,	2009	100,000	-0-	-0-	-0-	-0-	-0-	-0-	100,000
President and CEO	2008	41,666	-0-	-0-	-0-	-0-	-0-	-0-	41,666
Yvonne Zhang,	2009	100,000	-0-	-0-	270,277	-0-	-0-	-0-	370,277
former CFO (1)	2008	9,167	-0-	-0-	-0-	-0-	-0-	-0-	9,167

(1) On March 17th, 2010, Ms. Yvonne Zhang resigned as Chief Financial Officer and Ms. Weiwei Li was appointed as our interim Chief Financial Officer.

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

Outstanding Equity Awards at Fiscal Year-End

With the exception of Ms. Yvonne Zhang, our Chief Financial Officer, there were no unexercised options, unvested stock awards or equity incentive plan awards for any of the above-named executive officers outstanding as of December 31, 2009. Pursuant to the terms of her employment agreement, Ms. Zhang was granted options to purchase up to 55,000 shares of common stock under our 2006 Plan, which options were outstanding as of December 31, 2009.

Compensation of Directors

The following director compensation disclosure reflects all compensation awarded to, earned by or paid to the directors below for the year ended December 31, 2009.

DIRECTOR COMPENSATION TABLE
Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Guoqing Yue (1)	2009	150,000	-0-	-0-	-0-	-0-	-0-	150,000
Hongwen Li	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Elan Yaish (2)	2009	30,000	-0-	95,804	-0-	-0-	-0-	125,804
Yanlin Qu (3)	2009	7,320	-0-	-0-	-0-	-0-	-0-	7,320
Shengchun Liu (4)	2009	7,320	-0-	-0-	-0-	-0-	-0-	7,320

(1)  Mr. Guoqing Yue was appointed to our board of directors effective August 15, 2008, and is entitled to receive annual compensation of $150,000 for his services rendered as a director.

 (2)  Mr. Elan Yaish was appointed to our BOD effective February 27, 2009, and is entitled to receive annual compensation of $30,000 for his services rendered as a director and chairman of the audit committee, as well as an option to purchase up to 20,000 shares of our common stock under the Company 2009 Stock Incentive Plan.

(3)  Mr. Yanlin Qu was appointed to our BOD effective February 27, 2009, and is entitled to receive annual compensation of RMB 50,000 for his services rendered as a director, as well as chairman of the nominating committee and member of the audit and compensation committees.

(4)  Mr. Shengchun Liu was appointed to our BOD effective February 27, 2009, and is entitled to receive annual compensation of RMB 50,000 for his services rendered as a director, as well as chairman of the compensation committee and member of the audit and nominating committees.

There were no stock or option awards issued to any directors and outstanding as of December 31, 2009 other than to Mr. Yaish.

Director Agreements

In connection with the appointments of Mr. Guoqing Yue, Mr. Elan Yaish, Mr. Yanlin Qu and Mr. Shengchun Liu to our board of directors, we entered into agreements with each of them as follows:

Under the agreement with Mr. Yue, Mr. Yue is entitled to receive annual compensation of $150,000 for his actual attendance and participation at all meetings of BOD, as well as expenses incurred in connection therewith. Mr. Yue’s annual compensation will be paid in cash. During his term as a director, Mr. Yue is included as an insured in our officers and directors insurance policy (“D&O Insurance”). In addition, we agreed to reimburse Mr. Yue for reasonable expenses incurred in connection with the performance of duties as a director and Chairman of the Board. The employment also contains restrictive covenants preventing the unauthorized use and/or disclosure by Mr. Yue of confidential information during or at any time after his term as a director.

Under the agreement with Mr. Yaish, in addition to duties as a director, he will serve as chairman of the audit committee as well as the audit committee financial expert, for annual compensation of $30,000. Mr. Yaish has also received options to purchase shares of the Company’s common stock pursuant to a non-statutory stock option agreement entered into between the Company and Mr. Yaish.  Mr. Yaish is included as an insured under our D&O Insurance policy, and the Company agreed to indemnify Mr. Yaish against any expense, liability, or loss paid or incurred in connection with any event relating to his directorship; we also entered into an indemnification agreement with Mr. Yaish with respect to these matters. During his directorship, Mr. Yaish agrees not to disclose confidential information without our consent and not to be engaged by our direct competitors for services similar to those that he provides to us.

Under the agreements with Mr. Qu and Mr. Liu, in addition to their duties as directors, they will each serve on the compensation committee and nominating committee, for annual compensation of 50,000 Renminbi  (approximately $7,320).  Additionally, Mr. Liu will serve as chairman of the compensation committee and Mr. Qu as chairman of the nominating committee. During their directorships, both Mr. Qu and Mr. Liu agree not to disclose confidential information without our consent and not to be engaged by our direct competitors for services similar to those that each of them provides to us.

Indemnification of Officers and Directors

The statutes, charter provisions, by-laws, contracts or other arrangements under which any of our controlling person, director or officer is or may be insured or indemnified against any liability which he may incur in that capacity, are as follows:

(1)           Sections 78.037, 78.7502, 78.751, and 78.752 of the Nevada Revised Statutes offer limitation of liability protection for officers and directors, indemnification protection of officers, directors, employees and agents of a Nevada corporation, and provide that Nevada corporations may purchase insurance to protect directors, officers, employees and agents. They generally provide that:

(a)           a Nevada corporation may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, except an action by or in the right of the corporation, by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses, including attorneys’ fees, judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with the action, suit or proceeding if he acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful;

(b)           a Nevada corporation may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against expenses, including amounts paid in settlement and attorneys’ fees actually and reasonably incurred by him in connection with the defense or settlement of the action or suit if he acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation. Indemnification may not be made for any claim, issue or matter as to which such a person has been adjudged by a court of competent jurisdiction, after exhaustion of all appeals there from, to be liable to the corporation or for amounts paid in settlement to the corporation, unless and only to the extent that the court in which the action or suit was brought or other court of competent jurisdiction determines upon application that in view of all the circumstances of the case, the person is fairly and reasonably entitled to indemnity for such expenses as the court deems proper; and

(c)           to the extent that a director, officer, employee or agent of a corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding referred to above, or in defense of any claim, issue or matter therein, the corporation shall indemnify him against expenses, including attorneys’ fees, actually and reasonably incurred by him in connection with the defense.

(2)           The Company’s articles of incorporation provides that to the fullest extent allowed by law, the directors and executive officers of the Company shall be entitled to indemnification from the Company for acts or omissions taking place in connection with their activities in such capacities.

(3)           The Company’s by-laws provides indemnification rights to the Company’s officers, directors or controlling persons in a manner similar to the Nevada statutes described above.

(4)           The Company has directors and officers insurance that insures our officers, directors or controlling persons against liabilities that may arise against them those capacities.

(5)           The Company is contractually obligated to indemnify one of its directors in connection with such director’s duties serving as our director pursuant to an indemnification agreement.

These indemnification provisions may be sufficiently broad to permit indemnification of the registrant’s executive officers and directors for liabilities (including reimbursement of expenses incurred) arising under the Securities Act of 1933.

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

Securities Authorized for Issuance under Equity Compensation Plan

As of December 31, 2009, we had one equity compensation plan in effect. The Company’s 2006 Stock Option/Stock Issuance Plan was adopted on March 14, 2006, and under its terms, the approval by our shareholders was required within 12 months of its adoption date. As the plan was not approved by our shareholders within that time, no further issuance under the plan is permitted in accordance with its terms.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding our common stock beneficially owned on March 31, 2010, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.  Shares of common stock subject to options, warrants or convertible securities exercisable or convertible within 60 days of March 31, 2010 are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person. Percentages are determined based on 14,932,582 common shares issued and outstanding as of March 31, 2010. To the best of our knowledge, subject to community and marital property laws, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

	Number of Shares (2)		% of Class of Stock Outstanding
Name and Address of Beneficial Owner (1)	Common Stock	Preferred Stock (3)	Common Stock (4)	Preferred Stock
Guoqing Yue, Chairman of the Board of Directors (5)	8,000,000	-	53.57%	-
Hongwen Li, President and Director	1,092,038	400,000	7.31%	100%
Yvonne Zhang, Chief Financial Officer (6)	55,000-	-	*	-
Huan Liu, Secretary	42,983	-	*	-
Elan Yaish, Director (7)	-	-	-	-
Yanlin Qu, Director (8)	-	-	-	-
Shengchun Liu, Director (9)	-	-	-	-
Heilongjiang Xing An Mining Development Group Co., Ltd. (5)	8,000,000	-	53.57%	-
Mingshu Gong (5)	8,000,000	-	53.57%	-
Yunjia Yue (5)	8,000,000	-	53.57%	-
Yunpeng Yue (5)	8,000,000	-	53.57%	-
All Directors and Executive Officers as a Group (7) persons	9,190,021	400,000	61.54%	100%

* Less than 1%

(1)	Unless otherwise indicated, the address of the named beneficial owners is: 17890 Castleton Street, Suite 112, City of Industry, California 91789.

(2)	Security ownership information for beneficial owners is taken from statements filed with the Securities and Exchange Commission pursuant to information made known by the Company.

(3)	Each share of preferred stock is convertible into 1 share of common stock and votes on an as converted basis with the shares of common stock on all matters presented to shareholders.

(4)	Based on 14,932,582 shares of Common Stock and Preferred Stock outstanding as of March 31, 2010.

(5)
The address of these named beneficial owners is: No. 9 People Road, Jiagedaqi, Jiagedaqi District, Da Xing’an Mountain Region, Heilongjiang Province, PRC 165000. These named beneficial owners received shares of our common stock in connection with the acquisition of Xing An, which shares are held in escrow pursuant to an escrow agreement dated as of April 4, 2008, as security for these named beneficial owners’ indemnification obligations in connection with the acquisition transaction. Mingshu Guo, Yunjia Yue, Yunpeng Yue and Guoqing Yue are also all shareholders and directors of Heilongjiang Xing An Mining Development Group Co., Ltd. (“Xing An Mining”), and thus indirectly own the shares of our common stock issued to Xing An Mining. Therefore, the number of shares reported as beneficially owned by Mingshu Guo, Yunjia Yue, Yunpeng Yue and Guoqing Yue include the shares held by Xing An Mining.

(6)	Represents shares underlying stock options that are exercisable within 60 days of March 31, 2010

(7)	Elan Yaish’s address is: 515 Cedarwood Dr., Cedarhurst, NY 11516

(8)	Yanlin Qu’s address is: Suite #301, Unit 1, #6, A Shen He St., Nan Gang District, Harbin City, Heilongjiang Province, China

(9)	Shengchun Liu’s address is: #7 Xuan Qing St., Nan Gang District, Harbin City, Heilongjiang Province, China

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Advance from shareholders

At December 31, 2009, we owed our Chief Executive Officer $2,321,360 for short-term advances made to us to facilitate our operations.  Imputed interest expense is charged at 6% per annum on the amount due at balance sheet date. Total imputed interest included as additional paid-in capital amounted to $125,132 and $50,177 for the years ended December 31, 2009 and 2008 respectively. The manner of settlement is in cash, and we anticipate repayment of the advances sometime in 2010.

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

ITEM 13.	PRINCIPAL ACCOUNTING FEES AND SERVICES

On October 19, 2007, we engaged Goldman Parks Kurland Mohidin, LLP (“GPKM LLP”) as our outside independent accounting firm for the fiscal years ended December 31, 2007.

The following table sets forth fees billed to us by our auditors during the years ended December 31, 2009 and December 31, 2008 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	2009	2008
(i) Audit Fees	$$160,000	$$170,000
(ii) Audit Related Fees
(iii) Tax Fees	-	-
(iv) All Other Fees
Total Fees	$$160,000	$$170,000

Fees for audit services include fees associated with the annual audit and the review of documents filed with the SEC including quarterly reports on Form 10-Q and the Annual Report on Form 10-K. Audit-related fees principally included accounting consultation and information system control reviews.  Tax fees included tax compliance, tax advice and tax planning work.

PART IV

ITEM 14.	EXHIBITS

(1)	Financial Statements

The following consolidated financial statements of Songzai are included in Part II, Item 8 of this Report:

Report of Goldman Park Kurland Mohidin, LLP, Registered Independent Public Accounting Firm

Consolidated Balance Sheets at December 31, 2009 and 2008

Consolidated Statements of Income and Other Comprehensive Income for the Years Ended December 31, 2009 and 2008

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2009 and 2008

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and 2008

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

3.1	Articles of Incorporation dated June 7, 2001. (4)

3.2	Certificate of Amendment to Articles of Incorporation dated October 23, 2003. (13)

3.3	Articles of Exchange among Harbin Yong Heng Ke Ji Fa Zhan You Xian Ze Reng Gong Si and Songzai International Holding Group, Inc. (5)

3.4	Certificates of Amendments to Articles of Incorporation, dated October 23, 2003. (5)

3.5	Certificate of Amendment to Articles of Incorporation dated July 16, 2004. (4)

3.6	Certificate of Designation, Preference and Rights of Convertible Preferred Stock dated January 9, 2006. (4)

3.7	Certificate of Change Pursuant to NRS 78.209 as filed with the Secretary of State of Nevada on January 7, 2008. (6)

3.8	Songzai’s Second Amended and Restated By-laws (12)

4.1	Form of the Promissory Note issued to the Xing An Shareholders (7)

4.2	Form of non-statutory stock option agreement with Yvonne Zhang (11)

4.3	Form of non-statutory stock option agreement with Elan Yaish (11)

10.1	Escrow Agreement dated as of April 4, 2008, by and among the Songzai, the Xing An Shareholders and U.S. Bank (7)

10.2	Trust Agreement dated as of April 4, 2008, by and among Songzai, the Xing An Shareholders and Anping Cang (7)

10.3	Songzai International Holdings Group, Inc. 2009 Stock Incentive Plan (14)

14	Code of Ethics (10)

21	List of subsidiaries (7)

23	Consent of John T. Boyd Company, independent geologists (12)

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer (12)

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer (12)

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer (12)

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer(12)

99.1	Coal Mining Right Permit issued by the Heilongjiang Province National Land and Resources Officer, dated December 31, 2005. (4)

99.2	Coal Mining Right Permit issued by the Heilongjiang Province Economy Committee, dated December 31, 2005. (4)

99.3	Safe Production Certificate issued by the Heilongjiang Coal Safety Inspection Bureau, dated February 16, 2006. (4)

99.4	Audited consolidated financial statements for the years ended December 31, 2009 and 2008 (Restated), and accompanying notes to consolidated financial statements. (12)

99.5	Employment agreement between Songzai and Yvonne Zhang dated as of July 20, 2007. (7)

99.6	Form of amendment to employment agreement between Songzai and Yvonne Zhang (8)

99.7	Form of employment agreement between Songzai and Hongwen Li (9)

99.8	Form of director offer letter to Guoqing Yue (9)

99.9	Form of director offer letter to Elan Yaish (10)

99.10	Form of indemnification agreement with Elan Yaish (10)

99.11	Form of director offer letter to Yanlin Qu and Shengchun Liu (10)

(1)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed on January 2, 2004

(2)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed on April 8, 2004.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 7, 2008.

(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB filed on March 31, 2006.

(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A filed on May 14, 2004.

(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 10, 2008.

(7)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on April 10, 2008.

(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on June 10, 2008.

(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 19, 2008.

(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 5, 2009.

(11)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 13, 2009.

(12)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 17, 2009.

(13)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 30, 2009.

(14)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 4, 2009.

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONGZAI INTERNATIONAL HOLDING GROUP, INC. (Registrant)

Date: April 15, 2010	By:	/s/ Hongwen Li
Chief Executive Officer

Date: April 15, 2010	By:	/s/ Weiwei Li
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  Each person whose signature appears below constitutes and appoints Hongwen Li and Weiwei Li as his or her true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Name	Title	Date

/s/ Guoqing Yue	Chairman of the Board of Directors	April 15, 2010
Guoqing Yue

/s/ Hongwen Li	Chief Executive Officer and Director	April 15, 2010
Hongwen Li

/s/ Weiwei Li	Chief Financial Officer	April 15, 2010
Weiwei Li

/s/ Elan Yaish	Director	April 15, 2010
Elan Yaish

/s/ Yanlin Qu	Director	April 15, 2010
Yanlin Qu

/s/ Shengchun Liu	Director	April 15, 2010
Shengchun Liu

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Songzai International Holding Group, Inc.

We have audited the accompanying consolidated balance sheets of Songzai International Holding Group, Inc. and Subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of income and other comprehensive income, stockholders' equity, and cash flows for the years ended December 31, 2009 and 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Songzai International Holding Group, Inc. and Subsidiaries as of December 31, 2009 and 2008 and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2009 and 2008, in conformity with U.S. generally accepted accounting principles.

/s/ Goldman Parks Kurland Mohidin LLP
Goldman Parks Kurland Mohidin LLP
Encino, California
April 14, 2010

SONGZAI INTERNATIONAL HOLDING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008

	2009	2008

ASSETS

CURRENT ASSETS
Cash & equivalents	$31,260,184	$16,744,741
Restricted cash	213,345	212,901
Other receivables, deposits and prepayments	25,360	47,458
Inventory	6,542	29,662

Total current assets	31,505,430	17,034,762

NONCURRENT ASSETS
Goodwill	26,180,923	26,180,923
Prepaid mining right, net	16,805,753	19,188,533
Long term prepaid expense	13,669	27,311
Property and equipment, net	12,014,244	13,711,998
Construction in progress	-	97,313
Deferred tax asset, net	440,339	47,751
Asset retirement cost, net	3,025,929	2,630,113

Total noncurrent assets	58,480,857	61,883,942

TOTAL ASSETS	$89,986,287	$78,918,704

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$579,307	$270,325
Unearned revenue	1,705,981	190,217
Accrued liabilities and other payables	974,519	497,549
Taxes payable	1,076,240	6,700,901
Advance from shareholder	2,321,360	1,175,242
Dividend payable to Xing An shareholders	-	12,000,000

Total current liabilities	6,657,407	20,834,234

NONCURRENT LIABILITIES
Long-term payable	82,213	-
Asset retirement obligation, net of deposit for mine restoration of $980,632 in 2009	4,060,461	3,974,356

Total noncurrent liabilities	4,142,674	3,974,356

Total liabilities	10,800,081	24,808,590

CONTINGENCIES AND COMMITMENT

STOCKHOLDERS' EQUITY
Series A Preferred Stock, $0.001 par value, 8,000,000 shares authorized, 400,000 shares issued and outstanding at December 31, 2009 and 2008	400	400
Common stock, $0.001 par value, 100,000,000 shares authorized, 14,932,582 shares issued and outstanding at December 31, 2009 and 2008	14,932	14,932
Additional paid in capital	38,929,284	38,726,197
Statutory reserves	8,988,637	7,579,346
Accumulated other comprehensive income	3,362,043	3,575,866
Retained earnings	27,890,909	4,213,373

Total stockholders' equity	79,186,205	54,110,114

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$89,986,287	$78,918,704

The accompanying notes are an integral part of these consolidated financial statements

SONGZAI INTERNATIONAL HOLDING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2009 AND 2008

	YEARS ENDED DECEMBER 31,
	2009	2008

Net sales	$64,998,456	$57,130,098
Cost of goods sold	27,192,191	25,676,126

Gross profit	37,806,265	31,453,972

Operating expenses
Selling expenses	1,100,681	499,470
General and administrative expenses	4,744,293	2,294,928

Total operating expenses	5,844,974	2,794,398

Income from operations	31,961,291	28,659,574

Non-operating income (expenses)
Interest income	34,969	15,542
Interest expense	(320,527)	(203,498)
Other income	118,628	-
Other expenses	(7,359)	(57,431)

Total non-operating expenses, net	(174,289)	(245,387)

Income before income tax	31,787,002	28,414,187
Provision for income tax	6,700,175	6,690,206

Net income	25,086,827	21,723,981

Other comprehensive income
Foreign currency translation gain (loss)	(213,823)	2,203,404

Comprehensive Income	$24,873,004	$23,927,385

Basic weighted average shares outstanding	14,932,582	13,133,141

Diluted weighted average shares outstanding	15,348,088	13,429,316

Basic net earnings per share	$1.68	$1.65

Diluted net earnings per share	$1.63	$1.62

The accompanying notes are an integral part of these consolidated financial statements

SONGZAI INTERNATIONAL HOLDING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2009 AND 2008

	YEARS ENDED DECEMBER 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,086,827	$21,723,981
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	4,607,484	3,335,565
Accretion of interest on asset retirement obligation	195,394	153,321
Imputed interest	125,132	50,177
Stock option compensation	77,955	471,979
Changes in deferred tax	(405,921)	(456)
(Increase) decrease in current assets:
Accounts receivable	-	3,686,105
Other receivables, deposits and prepayments	35,787	131,562
Inventory	23,138	537,532
Deposit for mine restoration	(980,230)	-
Increase (decrease) in current liabilities:
Accounts payable	308,704	(50,904)
Unearned revenue	1,514,965	(14,110)
Accrued liabilities and other payables	482,847	(251,156)
Taxes payable	(5,628,634)	(1,368,204)

Net cash provided by operating activities	25,443,448	28,405,392

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	(244)	(346)
Acquisition of property, plant and equipment	(109,950)	(109,094)
Construction in progress	(10,979)	(96,720)
Prepaid mining right	-	(12,112,245)
Cash acquired at purchase of business	-	7,204,465

Net cash used in investing activities	(121,173)	(5,113,940)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in long term payable	82,180	-
Repayment from shareholder	-	791,937
Advance from shareholder	1,097,679	248,035
Dividend to Xing An shareholders	(12,000,000)	(18,000,000)

Net cash used in financing activities	(10,820,141)	(16,960,028)

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	13,309	1,086,090

NET INCREASE IN CASH & CASH EQUIVALENTS	14,515,443	7,417,514

CASH & CASH EQUIVALENTS, BEGINNING OF YEAR	16,744,741	9,327,227

CASH & CASH EQUIVALENTS, END OF YEAR	$31,260,184	$16,744,741

Supplemental Cash flow data:
Income tax paid	$12,411,106	$7,502,216
Interest paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

SONGZAI INTERNATIONAL HOLDING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2009 AND 2008

	Series A Preferred stock		Common stock
	Shares	Amount	Shares	Amount	Paid in capital	Statutory reserves	Other comprehensive income	Retained earnings	Total

Balance at January 1, 2008	-	-	8,000,000	8,000	1,321,062	2,943,658	1,372,462	14,860,510	20,505,692

Recapitalization on reverse acquisition with Xing An coal mines	400,000	400	6,932,582	6,932	36,882,979	2,264,570	-	-	39,154,881

Net income for the year	-	-	-	-	-	-	-	21,723,981	21,723,981

Stock options to employees	-	-	-	-	471,979	-	-	-	471,979

Imputed interest on advances from a stockholder	-	-	-	-	50,177	-	-	-	50,177

Dividend to Xing An shareholders	-	-	-	-		-	-	(30,000,000)	(30,000,000)

Transfer to statutory reserves	-	-	-	-	-	2,371,118	-	(2,371,118)	-

Foreign currency translation gain	-	-	-	-	-	-	2,203,404	-	2,203,404

Balance at December 31, 2008	400,000	400	14,932,582	14,932	38,726,197	7,579,346	3,575,866	4,213,373	54,110,114

Net income for the year	-	-	-	-	-	-	-	25,086,827	25,086,827

Stock options to employees	-	-	-	-	77,955	-	-	-	77,955

Imputed interest on advances from stockholder	-	-	-	-	125,132	-	-	-	125,132

Transfer to statutory reserves	-	-	-	-	-	1,409,291	-	(1,409,291)	-

Foreign currency translation loss	-	-	-	-	-	-	(213,823)	-	(213,823)

Balance at December 31, 2009	400,000	$400	14,932,582	$14,932	$38,929,284	$8,988,637	$3,362,043	$27,890,909	$79,186,205

The accompanying notes are an integral part of these consolidated financial statements

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

Songzai International Holding Group, Inc. (“Songzai” or the “Company”) was incorporated in Nevada on June 7, 2001.  As described below, in April 2008 the Company completed a transaction with Xing An (defined below) which was accounted for as a reverse acquisition and the historical financial information contained herein is of Xing An. The Company is engaged in coal production by exploring, assembling, assessing, permitting, developing and mining coal properties in the People’s Republic of China (“PRC”). After obtaining permits from the Heilongjiang National Land and Resources Administration Bureau and Heilongjiang Economic and Trade Commission, the Company extracts coal from properties it has the right to mine, and sells most of the coal on a per ton basis for cash on delivery, primarily to power plants, cement factories, wholesalers and individuals for home heating.

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

On December 31, 2007, the Company entered into a Stock Purchase Agreement (the “Agreement”) to acquire two PRC mining companies under common ownership: Heilongjiang Xing An Group Hong Yuan Coal Mine Co., Ltd. (“Hong Yuan”) and Heilongjiang Xing An Group Sheng Yu Mining Co., Ltd. (“Sheng Yu”, and with Hong Yuan sometimes collectively as “Xing An”) for  400,000 Series A preferred shares and 6,932,582 common shares by the average stock price of Songzai stock two days before and two days after the Agreement date.  This transaction was completed on April 4, 2008, and the Xing An shareholders received 8 million shares of Songzai common stock and $30 million, which was treated as a dividend pursuant to the accounting treatment applied to the transaction.  As a result of the transaction Xing An shareholders now collectively own 53% of the combined company.  For accounting purposes, the transaction was accounted for as a reverse acquisition of the Company by Xing An.

Because current PRC regulations restrict foreign ownership of any mining-related company to   90% of such company’s equity interest, the Company acquired 90% of the registered capital, representing 90% of the outstanding equity interests, of each of Hong Yuan and Sheng Yu from their owners (the “Xing An Shareholders”). Concurrently with the acquisition, the Xing An Shareholders placed the beneficial interests to the remaining 10% equity interests of Xing An in trust for the benefit of the Company pursuant to a Trust Agreement. Under the terms of the Trust Agreement, all rights attached to the 10% equity interests are to be exercised by the trustee at the direction, and for the sole benefit, of the Company. Transfer of the 10% equity interests to the Company shall occur at such time as permitted under applicable PRC regulations. At such time  the trust is deemed to violate applicable PRC regulations or can no longer achieve its intended purpose, the trust shall terminate, and the 10% equity interests shall revert back to the Xing An Shareholders.

Hong Yuan was incorporated in Heilongjiang Province on August 18, 2003, under the name Daxinganling Mohe County Hong Yuan Coal Mine Co., Ltd. Sheng Yu was incorporated in Heilongjiang Province on August 18, 2003, under the name Daxinganling Mohe County Sheng Yu Mining Co., Ltd. Each company produces coal from the mine for sale to the utilities and industrial markets.  Both mines are located in Mohe County, in the most northern regions of China, and are geologically joined.  The Xing An shareholders acquired Hong Yuan on August 19, 2005 and Sheng Yu on May 8, 2005. From January 1, 2005 until these companies were acquired by Xing An shareholders, the mines that these companies have mining rights to were not in operation.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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

Cash and Cash Equivalents

For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2009 and 2008, the Company had restricted cash of $213,345 and $212,901, respectively, in the bank pledged for coal mine safety required by the Heilongjiang Board for Overseeing Safety Production.

Accounts Receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. At December 31, 2009 and 2008, the Company’s accounts receivable were $0.

Inventories

Inventories consist of coal extracted from the ground that is available for delivery to customers, as well as extracted coal which has been removed from the ground but not yet processed through a wash plant. Coal inventories are valued at the lower of average cost or market, cost being determined on a first in, first out method and including labor costs and all expenditures directly related to the removal of coal.

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

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Asset Retirement Cost and Obligation

The Company uses Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, codified in FASB ASC Topic 410. This Statement generally requires that the Company’s legal obligations associated with the retirement of long-lived assets are recognized at fair value at the time the obligations are incurred. Obligations are incurred at the time development of a mine commences for underground mines or construction begins for support facilities, refuse areas and slurry ponds. The obligation’s fair value is determined using discounted cash flow techniques and is accreted over time to its expected settlement value. Upon initial recognition of a liability, a corresponding amount is capitalized as part of the carrying amount of the related long-lived asset. Amortization of the related asset is calculated on a unit-of-production method by amortizing the total estimated cost over the salable reserves determined under Securities and Exchange Commission (SEC) Industry Guide 7, multiplied by the production during the period.

Xing An voluntarily applied to Daxinganling District Environment Protection Bureau for the asset retirement obligation and is obligated to account for land subsidence, restoration, rehabilitation and environmental protection at a rate of RMB 1 per ton based on total reserves at the end of the useful lives of the mines.

From January 1, 2009, Xing An and Tong Gong were required by the local Environment Protection Bureau and Heilongjiang Province National Land and Resources Administration Bureau to deposit RMB 18,886,500 ($2,765,632) and RMB 5,000,000 ($731,090), respectively, within a certain period of time to a bank account held by local mining authority for land subsidence, restoration and rehabilitation when the mine is fully depleted.  At December 31, 2009, Xing An deposited RMB 5,665,950 ($829, 787) and Tong Gong deposited RMB 1,030,000 ($150,845). See additional discussion in Note 10, “Asset Retirement Cost and Obligations.”

Environmental Costs

The PRC adopted extensive environmental laws and regulations that affect the operations of the coal mining industry. The outcome of environmental liabilities under proposed or future environmental legislation cannot be reasonably estimated at present, and could be material. Under existing legislation, however, Company management believes there are no probable liabilities that will have a material adverse effect on the financial position of the Company.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Costs of mine development, expansion of the capacity of or extending the life of our mine are capitalized and principally amortized using the units-of-production method over the actual tons of coal produced directly benefiting from the capital expenditure. Mobile mining equipment and other fixed assets are stated at cost and depreciated on a straight-line basis over the estimated useful lives ranging from 10 to 15 years. Leasehold improvements are amortized over their estimated useful lives or the term of the lease, whichever is shorter. Major repairs and betterments that significantly extend original useful lives or improve productivity are capitalized and depreciated over the period benefited. Maintenance and repairs are generally expensed as incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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

Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of December 31, 2009 and 2008, there were no impairments of its long-lived assets.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (codified in FASB ASC Topic 740) on January 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48. As a result of the implementation of Interpretation 48, the Company recognized no material adjustments to liabilities or stockholders’ equity. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. At December 31, 2009 and 2008, the Company did not take any uncertain positions that would necessitate recording of a tax related liability.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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

When the Company purchases coal from other mining companies, the customers pick up the coal at those coal mines’ premises or the coal is shipped directly from other coal mining companies. Purchases and shipments of the coal from other mining companies are arranged at the same time.  Revenue of brokered coal is recognized at the time of delivery

Sales revenue represents the invoiced value of coal, net of value-added tax (“VAT”). All of the Company’s coal   sold in the PRC is subject to a value-added tax of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing the finished product. The Company records VAT payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government.

Cost of Goods Sold

Cost of goods sold consists primarily of amortization of the mining rights, direct material, direct labor, depreciation of mining preparation plants such as the underground tunnel and the major mine well and related expenses, which are directly attributable to the production of coal. Write-down of inventory to lower of cost or market is also recorded in cost of goods sold.

Resource Compensation Fees

In accordance with the relevant regulations, a company engaged in coal production is required to pay a fee to the Heilongjiang Province National Land and Resources Administration Bureau for the depletion of coal resources. Tong Gong is required to pay mineral resource fees at a rate of RMB 3 per ton for its total production during the year; Xing An is required to pay resource fees at 1% of its total sales.  The Company expenses such costs as G&A expense when incurred.

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

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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

	Years Ended December 31,
	2009	2008
Net income	$25,086,827	$21,723,981

Weighted average shares outstanding - basic	14,932,582	13,133,141
Effect of dilutive securities:
Series “A” preferred stock	400,000	296,175
Options issued	15,506	-
Weighted average shares
outstanding - diluted	15,348,088	13,429,316

Earnings per share – basic	$1.68	$1.65
Earnings per share – diluted	$1.63	$1.62

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to their short maturities.  ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

 As of December 31, 2009 and 2008, the Company did not identify any assets and liabilities required to be presented on the balance sheet at fair value.

Foreign Currency Translation and Comprehensive Income (Loss)

The functional currency of Tong Gong and Xing An is the Renminbi (“RMB”). For financial reporting purposes, RMB were translated into United States Dollars (“USD”) as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period.

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

The fluctuation of exchange rates do not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the People’s Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People’s Bank of China.

The Company uses SFAS No. 130 “Reporting Comprehensive Income” (codified in FASB ASC Topic 220). Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the years ended December 31, 2009 and 2008 consisted of net income and foreign currency translation adjustments.

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

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

New Accounting Pronouncements

In October 2009, the FASB issued an Accounting Standards Update (“ASU”) regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In August 2009, the FASB issued an Accounting Standards Update (“ASU”) regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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

Recently Issued Accounting Pronouncements Not Yet Adopted

As of December 31, 2009, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

3.    INVENTORY

Inventory at December 31, 2009 and 2008 consisted of coal and materials needed for coal extraction.

4.    PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at December 31, 2009 and 2008:

	2009	2008

	$3,154,697	$3,043,457
Mining structure	9,887,888	9,878,629
Production equipment	4,302,937	4,194,548
Office equipment	33,958	63,573
Vehicles	167,668	146,391
	17,547,148	17,326,598
Less: Accumulated depreciation	(5,532,904)	(3,614,600)
	$12,014,244	$13,711,998

Depreciation expense for the years ended December 31, 2009 and 2008 was approximately $1,928,000 and $936,000, respectively.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

5.   OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

Other receivables represented advances to employees for traveling and other business related expenses. Deposits mainly represented deposits to the government for certain mining certificates issued by the specific PRC authorities. Prepayments represented payments made for working supplies and utilities.

6.   PREPAID MINING RIGHTS

Prepaid mining rights represent the portion of the mining rights for which the Company has previously paid. The price is determined by the local mining bureau from which the Company acquired its mining rights, based in part on market price set by the Heilongjiang National Land and Resources Administration Bureau and in part on negotiations with the local mining bureau. The price is established at the time of payment, regardless of when production of the underlying coal occurs. The price for Tong Gong was RMB 8 per ton for 2009 and 2008 and RMB 3.09 per ton for 2005 through 2007; the price for Xing An was RMB 9 per ton for 2009 and 2008, RMB 6 per ton for 2006 and 2007, and RMB 4 per ton for 2005. For any mining rights granted prior to September 1, 2006, the Company is generally required to pay for the entire amount of coal underlying such mining rights within five years from the date such right is granted unless specific good cause exists for extension. Effective September 1, 2006, under the authority of the Heilongjiang Geology and Mineral Exploration Office, the Company has ten years to fully pay for the coal underlying any mining rights granted on or after such date.

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

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

The Company’s prepaid mining rights consisted of the following.

	At December 31, 2009	2008
Prepaid mining rights	$25,211,669	$25,188,061
Less: Amortized portion	(8,405,916)	(5,999,528)
Prepaid mining rights, net	$16,805,753	$19,188,533

The Company amortizes the mining rights by using total cost of mining rights (the sum of those for which the Company has paid and those for which the Company is still committed to pay) divided by total salable reserves determined under SEC Industry Guide 7, multiplied by production during the period.  The cost of unpaid mining rights is assumed to be the same as the most current price per ton paid by the Company (RMB 8 per ton).  Amortization expense was approximately $2,406,000 and $2,171,000 for the years ended December 31, 2009 and 2008, respectively.

As of December 31, 2009, the total quantity of coal the Company is legally allowed to extract under the mining rights of Xing An and Tong Gong was 25,931,500 tons (as per above table); however, as noted in the table above, this amount reflects the in place resources on which the mining rights are based and to which those mining rights extend. But these amounts, determined by the appropriate PRC authorities, do not coincide with the definition of proven and probable reserves of SEC Industry Guide 7, which would be 9.38 million tons at December 31, 2009. The Company paid for 25,165,295 tons at December 31, 2009, and is committed to pay for 766,205 tons of coal at RMB 8 ($1.17) per ton, or   $897,589, which must be paid by September 30, 2017. The prepayment of mining rights is accounted for similar to a royalty agreement as neither the payment terms nor the price per ton is fixed.

7.   RELATED PARTY TRANSACTIONS

Lease from shareholder

Xing An leases its office and certain office equipments under long-term leases from a principal shareholder for approximately $1,800 (RMB 12,500) per month. The operating leases require Xing An to pay certain operating expenses applicable to the leased premises.

Advance from shareholder

The Company owed a shareholder $2,321,360 for short-term advances at December 31, 2009. Imputed interest expense is charged at 6% on the amount due at the balance sheet date. Total imputed interest included as additional paid-in capital was $125,132 and $50,177 for the years ended December 31, 2009 and 2008.

Payments to shareholders

The Company completed the acquisition of Xing An in April 2008 in which the Xing An shareholders, including Mr. Guoqing Yue, the Company’s Chairman of the Board, received 8 million shares of Songzai common stock and $30 million in cash, which is treated as a dividend under the accounting method applied to this transaction. On October 15, 2008, $18 million was paid to the Xing An shareholders in accordance with the terms of the Stock Purchase Agreement. The Company paid the remaining $12 million to the Xing An shareholders in April 2009.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

8.   ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at December 31, 2009 and 2008:

	2009	2008

Accrued liabilities	$102,238	$42,181
Other payables	872,281	431,472
Other government levies	-	23,896
Total	$974,519	$497,549

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

9.   TAXES PAYABLE

Taxes payable consisted of the following at December 31, 2009 and 2008:

	2009	2008
Income tax payable	$735,759	$6,054,110
Value added tax payable	323,100	574,966
Resource tax payable	16,062	47,208
Other taxes	1,319	24,617
	$1,076,240	$6,700,901

10.  ASSET RETIREMENT COST AND OBLIGATION

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

Effective January 1, 2009, Xing An and Tong Gong were informed they would be required by the local Environment Protection Bureau and Heilongjiang Province National Land and Resources Administration Bureau to deposit RMB 18,886,500 ($2,765,632) and RMB 5,000,000 ($731,090), respectively, within a period of time presently expected to be three to five years to a bank account held by local mining authority for land subsidence, restoration and rehabilitation when the mine is fully depleted.  At December 31, 2009, Xing An had deposited RMB 5,665,950 ($829,787), and Tong Gong deposited RMB 1,030,000 ($150,845).

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

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

The following tables describe the changes to the Company’s asset retirement cost and obligation for 2009 and 2008:

	2009	2008

Asset retirement cost	$4,360,262	$3,489,454
Accumulated Amortization	(1,334,333)	(859,341)
Balance at December 31	$3,025,929	$2,630,113

Amortization expense for asset retirement cost for the years ended December 31, 2009 and 2008 was approximately $474,900 and $268,000, respectively.

Asset Retirement Obligation activity for the years ended December 31, 2009 and 2008 as follows:

	2009	2008
Balance at January 1	$3,974,356	$3,577,759
Asset Retirement Obligation for Tong Gong during the period	867,435	-
Accretion of interest expense	195,394	153,321
Deposit for mine restoration	(980,632)	-
Foreign currency translation gain	3,908	243,276
Ending balance	$4,060,461	$3,974,356

11.  DEFERRED TAX ASSET, NET

Deferred tax asset represented differences between the tax bases and book bases of depreciation expense of mining shafts using unit-of-production method, amortization expense of mining rights for reserves under SEC Industry Guide 7, and amortization expense on asset retirement cost.

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

Deferred tax asset (liability) consisted of the following at December 31, 2009 and 2008:

	2009	2008

	$2,017,029	$1,397,679
Deferred tax liability for reserve for safety and maintenance	(1,576,690)	(1,349,928)
Net Deferred tax asset	$440,339	$47,751

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

12.  INCOME TAXES

The Company is subject to income taxes by entity on income from the tax jurisdiction in which each entity is domiciled.

Songzai International, the US parent company was incorporated in Nevada and has net operating loss (“NOL”) for income tax purposes.  The US parent company has net operating loss carry forwards for income taxes of approximately $3,168,600 at December 31, 2009 which may be available to reduce future years’ taxable income as NOL can be carried forward up to 20 years from the year the loss is incurred. Management believes the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance has been provided for the US parent company.

Tong Gong is a Sino-foreign joint venture enterprise formed in the PRC that is subject to PRC income tax computed according to the relevant laws and regulations in the PRC. According to the PRC government local tax bureau, Tong Gong was entitled to full income tax relief for the first two years commencing January 2005 and 15% for the subsequent three years from 2007 to 2009.  Effective January 1, 2008, the PRC government implemented new reformed income tax rates with a maximum rate of 25%, under which Tong Gong is subject to a 12.5% income tax rate for 2008 and 2009, and 25% thereafter.  Net income for the Company for the years ended December 31, 2009 and 2008 would have been lower by approximately $1,252,900, or $0.08 basic earnings per share, and $1,044,700 or $0.08 basic earnings per share, if Tong Gong had not enjoyed a 50% rate deduction for 2009 and 2008, respectively.

Effective February 13, 2009, Xing An became a foreign invested enterprise as a result of the reverse acquisition by the Company. Xing An is subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

Foreign pretax earnings approximated $32,763,000 for the year ended December 31, 2009. Pretax earnings of a foreign subsidiary are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are indefinitely invested outside the United States. At December 31, 2009, approximately $31,609,000 of accumulated undistributed earnings of non-U.S. subsidiaries was indefinitely invested. At the existing U.S. federal income tax rate, additional taxes of approximately $4,736,000 would have to be provided if such earnings were remitted currently.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31, 2009 and 2008:

	2009		2008
	34%		34%
Tax rate difference	(9 .3)%		(8.6)%
Permanent difference on deferred tax	(0.2	) %	-%
Effect of tax holiday	(4.5)%		(3.1	) %
Valuation allowance on US NOL	1%		1.2%
Tax per financial statements	21 .1%		23.5%

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

The provisions for income tax expenses for the years ended December 31, 2009 and 2008 consisted of the following:

	2009	2008
Income tax expenses – current	$7,087,798	$6,534,391
Income tax (benefit) expenses – deferred	(387,623)	155,815
Total income tax expenses	$6,700,175	$6,690,206

13.  MAJOR CUSTOMERS AND VENDORS

Three customers accounted for 48%, 16% and 12% of the Company’s sales for the year ended December 31, 2009. Six customers accounted for 28%, 12%, 11%, 11%, 11% and 10% of the Company’s sales for the year ended December 31, 2008.  At December 31, 2009 and 2008, the total receivable balance due from these customers was $0.

There were no major vendors for the Company for the years ended December 31, 2009 and 2008.

14.  STATUTORY RESERVES

Pursuant to the corporate law of the PRC effective January 1, 2006, the Company is now only required to maintain one statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings.

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

Common welfare fund

Common welfare fund is a voluntary fund that the Company can elect to transfer 5% to 10% of its net income, as determined under PRC accounting rules and regulations, to this fund.  The Company did not make any contribution to this fund during the years ended December 31, 2009 and 2008.

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

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

The statutory reserves were as follows as of December 31, 2009 and 2008:

	2009	2008

Statutory surplus reserve	$3,148,865	$2,660,321
Safety and Maintenance reserve	5,839,772	4,919,025
Total statutory reserves	$8,988,637	$7,579,346

15.  STOCK-BASED COMPENSATION PLAN

On June 9, 2008, the Company granted options to an employee under the Company’s 2006 stock option plan to purchase up to 55,000 shares of the Company’s common stock at an exercise price of $9.35 per share for   5 years. The options vested and became exercisable immediately upon their issuance. The options were terminated on March 10, 2009 and replaced by same number of options with exercise price of $5.36 per share for  5 years under the Company’s 2009 stock option plan, the replaced options vested and became exercisable immediately upon their issuance.  Based on SFAS 123R (codified in FASB ASC Topic 718), the replaced options were a modification of the original options in substance; the Company compared the fair value of new options to the fair value of the original options based on the factors at the modification date, and concluded no incremental compensation cost need to be recorded as the fair value of the new options was less than the fair value of the original options.

On March 10, 2009, the Company granted options to an independent director under the Company’s 2009 stock option plan to purchase up to 20,000 shares of the Company’s common stock at an exercise price of $6.30 per share for 5 years. The options vested and became exercisable in two equal installments: the first, six months from the option grant date and the second, six months thereafter.

Based on the fair value method under SFAS 123R (codified in FASB ASC Topic 718), the fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk free interest rate is based upon market yields for US Treasury debt securities at a maturity near the term remaining on the option. Dividend rates are based on the Company’s dividend history. The stock volatility factor is based on the historical volatility of the Company’s stock price. The expected life of an option grant is based on management’s estimate as no options have been exercised in the Plan to date. The fair value of each option grant to employees is calculated by the Black-Scholes method and is recognized as compensation expense over the vesting period of each stock option award. For stock options issued, the fair value was estimated at the date of grant using the following range of assumptions:

The options vested upon issuance and have a life of 5 years, with volatility of 100%, risk free interest rate of 3.76%, and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

The following table summarizes activities of these options for the year ended December 31, 2009:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
at December 31, 2007	-	$-	-
Exercisable at December 31, 2007	-
Granted	55,000	9.35	5.00
Exercised	-
Outstanding at December 31, 2008	55,000	9.35	4.44
Exercisable at December 31, 2008	55,000
Cancelled	(55,000)	(9.35)	(4.44)
Exercised	-	-	-
Granted	75,000	5.61	5.00
Outstanding at December 31, 2009	75,000	$5.61	4.19
Exercisable at December 31, 2009	75,000

The weighted-average grant date fair value of stock options granted to an employee and a director during the year ended December 31, 2009 was $4.88 per share. The Company recorded $77,955 of compensation expense for stock options to the independent director during the year ended December 31, 2009.  There were no options exercised during the year ended December 31, 2009.

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

The Company’s sales, purchases and expenses= transactions are denominated in RMB and all of the Company’s assets and liabilities are also denominated in RMB. The RMB is not freely convertible into foreign currencies under the current law. In China, foreign exchange transactions are required by law to be transacted only by authorized financial institutions. Remittances in currencies other than RMB may require certain supporting documentation in order to affect the remittance.

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

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

The Company leases the office for Xing An in Jiagedaqi City and certain office equipment under long-term lease agreements with monthly payment of approximately $1,800 (RMB 12,500) expiring at July 30, 2015. The operating lease agreements provide that the Company pays certain operating expenses applicable to the leased premises.

The Company’s total rental expense for the years ended December 31, 2009 and 2008 was approximately $79,100 and $21,500 respectively.

As of December 31, 2009, the future minimum annual lease payments required under the operating leases are as follows by 5 years:

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

The following table summarizes the fair values of the assets acquired and liabilities assumed of Songzai, at the date of acquisition.  The cash consideration of $30 million was treated as dividend payable to Xing An shareholders and was recorded as a charge to retained earnings. The total purchase consideration exceeded the fair value of the net assets acquired by $26,180,923 which was recorded as goodwill.

Cash	$7,204,465
Restricted cash	206,969
Advance to suppliers	51,002
Other receivables	150,693
Inventory	37,870
Prepaid mining rights	1,562,426
Property and equipment	6,186,427
Goodwill	26,180,923
Accounts payable	(317,115)
Tax payable	(342,211)
Advances from shareholder	(900,184)
Other current liabilities	(696,394)
Deferred tax liability	(169,990)
Purchase price	$39,154,881

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

The following unaudited pro forma consolidated results of continuing operations for Xing An and Songzai for the year ended December 31, 2008 presents the operations of Xing An and Songzai as if the acquisition occurred on January 1, 2008.  The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisition been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

Net revenue	$61,263,067
Cost of revenue	27,589,449
Gross profit	33,673,618
Total operating expenses	3,222,927
Income from operations	30,450,691
Total non-operating expenses, net	(252,921)
Income before income tax	30,197,770
Income tax	6,767,011
Net income	$23,430,759

Basic weighted average shares outstanding	14,932,582
Diluted weighted average shares outstanding	15,332,582

Basic net earnings per share	$1.57
Diluted net earnings per share	$1.53

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

18.  US PARENT COMPANY ONLY BALANCE SHEET AS OF DECEMBER 31, 2009

ASSETS
Cash	$40,020
Other receivables	17,550
Investment in subsidiaries	111,601,673
TOTAL ASSETS	$111,659,243

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$84,254
Payable to subsidiaries for payment to selling shareholders of XingAn	30,067,425
Advance from shareholder	2,321,360
Total current liabilities	32,473,039

STOCKHOLDERS' EQUITY:
Series A Preferred Stock ($0.001 par value, 8,000,000 shares authorized, 400,000 shares issued and outstanding)	400
Common stock ($0.001 par value, 100,000,000 shares authorized, 14,932,582 and 6,932,000 shares issued and outstanding as of December 31, 2009 and 2008)	14,932
Additional paid-in capital	38,929,284
Accumulated other comprehensive income	3,362,043

Retained earnings	36,879,545

Total stockholders' equity	79,186,204

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$111,659,243

EXHIBIT INDEX

Exhibit No.	Description

23	Consent of John T. Boyd Company, independent geologists

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer