Form 10-Q
period 2010-03-31
SONGZAI INTERNATIONAL HOLDING GROUP INC
filed 2010-05-17
CIK 1145761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to _______________

Commission File Number 000-53843

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SONGZAI INTERNATIONAL HOLDING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As at March 31, 2010 (Unaudited)	As at December 31, 2009
ASSETS

CURRENT ASSETS
Cash & cash equivalents	$28,529,273	$31,260,184
Restricted cash	213,464	213,345
Accounts receivable	4,707,330	-
Other receivables, deposits and prepayments	35,304	25,360
Inventory	135,037	6,542

Total current assets	33,620,408	31,505,430

NONCURRENT ASSETS
Goodwill	26,180,923	26,180,923
Prepaid mining right, net	16,239,108	16,805,753
Long term prepaid expense	-	13,669
Property and equipment, net	13,472,069	12,014,244
Construction in progress	720,009	-
Deferred tax asset, net	213,537	440,339
Asset retirement cost, net	2,913,353	3,025,929

Total noncurrent assets	59,738,999	58,480,857

TOTAL ASSETS	$93,359,407	$89,986,287

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$346,869	$579,307
Unearned revenue	802,015	1,705,981
Accrued liabilities and other payables	1,321,969	974,519
Taxes payable	2,579,196	1,076,240
Advance from shareholder	2,512,899	2,321,360

Total current liabilities	7,562,948	6,657,407

NONCURRENT LIABILITIES
Long-term payable	292,984	82,213
Asset retirement obligation, net of deposit for
mine restoration of $980,632 in 2009	4,112,446	4,060,461

Total noncurrent liabilities	4,405,430	4,142,674

Total liabilities	11,968,378	10,800,081

CONTINGENCIES AND COMMITMENT

STOCKHOLDERS' EQUITY
Series A Preferred Stock, $0.001 par value,
8,000,000 shares authorized, 400,000 shares
issued and outstanding	400	400
Common stock, $0.001 par value, 100,000,000
shares authorized, 14,932,582 shares issued
and outstanding	14,932	14,932
Additional paid-in capital	38,993,190	38,929,284
Statutory reserves	9,500,515	8,988,637
Accumulated other comprehensive income	3,377,660	3,362,043
Retained earnings	29,504,332	27,890,909

Total stockholders' equity	81,391,029	79,186,205

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$93,359,407	$89,986,287

The accompanying notes are an integral part of the consolidated financial statements.

SONGZAI INTERNATIONAL HOLDING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2010	2009

Net sales	$12,558,119	$20,758,454
Cost of goods sold	7,725,623	6,961,358

Gross profit	4,832,496	13,797,096

Operating expenses:
Selling expenses	565,828	284,598
General and administrative expenses	935,791	553,834

Total operating expenses	1,501,619	838,432

Income from operations	3,330,877	12,958,664

Non-operating income (expenses)
Interest income	10,610	10,351
Interest expense	(85,671)	(64,414)

Total non-operating expenses, net	(75,061)	(54,063)

Income before income tax	3,255,816	12,904,601
Provision for income tax	1,130,515	2,903,158

Net income	2,125,301	10,001,443

Other comprehensive income
Foreign currency translation loss	(213,823)	(195,008)

Comprehensive Income	$1,911,478	$9,806,435

Basic weighted average shares outstanding	14,932,582	14,932,582

Diluted weighted average shares outstanding	15,360,529	15,334,056

Basic net earnings per share	$0.14	$0.67

Diluted net earnings per share	$0.14	$0.65

The accompanying notes are an integral part of the consolidated financial statements.

SONGZAI INTERNATIONAL HOLDING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,125,301	$10,001,443
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Depreciation and amortization	1,093,693	1,921,185
Accretion of interest on asset retirement obligation	50,851	40,123
Imputed interest	34,820	24,269
Stock option compensation	29,085	5,774
Changes in deferred tax and liabilities	226,904	(31,122)
(Increase) decrease in operating assets:
Accounts receivable	(4,706,917)	(1,259,782)
Other receivables, deposits and prepayments	3,733	(152,305)
Inventory	(128,483)	(1,534,348)
Increase (decrease) in operating liabilities:
Accounts payable	(232,550)	19,667
Unearned revenue	(1,041,976)	1,628,649
Accrued liabilities and other payables	695,491	(10,156)
Taxes payable	1,502,524	3,635,754

Net cash (used in) provided by operating activities	(347,524)	14,289,151

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	(60)	-
Acquisition of property, plant & equipment	(1,863,301)	(35,122)
Construction in progress	(720,009)	(10,972)

Net cash used in investing activities	(2,583,370)	(46,094)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from shareholder	191,539	394,062

Net cash provided by financing activities	191,539	394,062

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	8,444	(3,604)

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	(2,730,911)	14,633,515

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	31,260,184	16,744,741

CASH & CASH EQUIVALENTS, END OF PERIOD	$28,529,273	$31,378,256

Supplemental Cash flow data:
Income tax paid	$684,868	$260,361
Interest paid	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

SONGZAI INTERNATIONAL HOLDING GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 (UNAUDITED) AND DECEMBER 31, 2009

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

On September 23, 2004, the Company acquired a 75% interest in Heilongjiang Tong Gong Kuang Ye You Xian Gong Si (“Tong Gong”), which owns the mining rights to a coal mine near Heihe City in Heilongjiang Province for 400,000 shares of its convertible preferred stock which, at the time of issuance, were convertible into 40,000,000 shares of common stock. (The conversion ratio was amended to 1:10 on December 19, 2006, such that the 400,000 shares of convertible preferred stock were convertible into 4,000,000 shares of common stock) Effective January 7, 2008, the conversion ratio for the preferred stock was changed to 1-for-1 as a result of the 10-to-1 reverse stock split of issued and outstanding shares of common stock which was effective on that date. Additionally, Harbin Green Ring Biological Degradation Products Developing Co., Ltd. (“Harbin Green”), which owns the remaining 25% of Tong Gong, assigned and transferred its beneficial interests to the Company. As a result, the Company beneficially owns 100% of Tong Gong.

On December 31, 2007, the Company entered into a Stock Purchase Agreement (the “Agreement”) to acquire two PRC mining companies under common ownership: Heilongjiang Xing An Group Hong Yuan Coal Mine Co., Ltd. (“Hong Yuan”) and Heilongjiang Xing An Group Sheng Yu Mining Co., Ltd. (“Sheng Yu”, and with Hong Yuan sometimes collectively as “Xing An”) for  400,000 Series A preferred shares and 6,932,582 common shares valued at the average stock price of Songzai stock two days before and two days after the Agreement date.  This transaction was completed on April 4, 2008, and the Xing An shareholders received 8 million shares of Songzai common stock and $30 million, which was treated as a dividend pursuant to the accounting treatment applied to the transaction.  As a result of the transaction Xing An shareholders now collectively own 53% of the combined company.  For accounting purposes, the transaction was accounted for as a reverse acquisition of the Company by Xing An.

Because current PRC regulations restrict foreign ownership of any mining-related company to 90% of such company’s equity interest, the Company acquired 90% of the registered capital, representing 90% of the outstanding equity interests, of each of Hong Yuan and Sheng Yu from their owners (the “Xing An Shareholders”). Concurrently with the acquisition, the Xing An Shareholders placed the beneficial interests to the remaining 10% equity interests of Xing An in trust for the benefit of the Company pursuant to a Trust Agreement. Under the terms of the Trust Agreement, all rights attached to the 10% equity interests are to be exercised by the trustee at the direction, and for the sole benefit, of the Company. Transfer of the 10% equity interests to the Company shall occur at such time as permitted under applicable PRC regulations. At such time, the trust is deemed to violate applicable PRC regulations or can no longer achieve its intended purpose, the trust shall terminate, and the 10% equity interests shall revert back to the Xing An Shareholders.

Hong Yuan was incorporated in Heilongjiang Province on August 18, 2003, under the name Daxinganling Mohe County Hong Yuan Coal Mine Co., Ltd. Sheng Yu was incorporated in Heilongjiang Province on August 18, 2003, under the name Daxinganling Mohe County Sheng Yu Mining Co., Ltd. Each company produces coal  for sale to utilities and industrial markets.  Both mines are located in Mohe County, in the most northern regions of China, and are geologically joined.  The Xing An shareholders acquired Hong Yuan on August 19, 2005 and Sheng Yu on May 8, 2005. From January 1, 2005 until these companies were acquired by Xing An shareholders, the mines that these companies have mining rights to were not in operation.

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

Cash and Cash Equivalents

For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At March 31, 2010 and December 31, 2009, the Company had restricted cash of $213,464 and $213,345, respectively, in the bank pledged for coal mine safety required by the Heilongjiang Board for Overseeing Safety Production.

Accounts Receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.

Inventory

Inventory consists of coal extracted from the ground that is available for delivery to customers, as well as extracted coal which has been removed from the ground but not yet processed through a wash plant. Inventory is valued at the lower of average cost or market, cost being determined on a first in, first out method and including labor costs and all expenditures directly related to the removal of coal.

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

Asset Retirement Cost and Obligation

The Company uses Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, codified in FASB ASC Topic 410. This Statement generally requires that the Company’s legal obligations associated with the retirement of long-lived assets are recognized at fair value at the time the obligations are incurred. Obligations are incurred at the time development of a mine commences for underground mines or construction begins for support facilities, refuse areas and slurry ponds. The obligation’s fair value is determined using DCF techniques and is accreted over time to its expected settlement value. Upon initial recognition of a liability, a corresponding amount is capitalized as part of the carrying amount of the related long-lived asset. Amortization of the related asset is calculated on a unit-of-production method by amortizing the total estimated cost over the salable reserves determined under Securities and Exchange Commission (SEC) Industry Guide 7, multiplied by the production during the period.

Xing An voluntarily applied to Daxinganling District Environment Protection Bureau for the asset retirement obligation and is obligated to account for land subsidence, restoration, rehabilitation and environmental protection at a rate of RMB 1 per ton based on total reserves at the end of the useful lives of the mines.

From January 1, 2009, Xing An and Tong Gong were required by the local Environment Protection Bureau and Heilongjiang Province National Land and Resources Administration Bureau to deposit RMB 18,886,500 ($2,765,632) and RMB 5,000,000 ($731,090), respectively, within a certain period of time to a bank account held by local mining authority for land subsidence, restoration and rehabilitation when the mine is fully depleted.  At March 31, 2010, Xing An deposited RMB 5,665,950 (approximately $830,000) and Tong Gong deposited RMB 1,030,000 (approximately $150,800). See additional discussion in Note 10, “Asset Retirement Cost and Obligations.”

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Costs of mine development, expansion of the capacity of or extending the life of our mine are capitalized and principally amortized using the units-of-production method over the actual tons of coal produced directly benefiting from the capital expenditure. Mobile mining equipment and other fixed assets are stated at cost and depreciated on a straight-line basis over the estimated useful lives ranging from 10 to 15 years. Leasehold improvements are amortized over their estimated useful lives or the term of the lease, whichever is shorter. Major repairs and betterments that significantly extend original useful lives or improve productivity are capitalized and depreciated over the period benefited. Maintenance and repairs are expensed as incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations.

The estimated useful lives for each category of fixed assets are as follows:

Plant and Machinery	10-15 Years
Motor Vehicles	5 Years
Building and Mining Structure	10-20 Years

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

Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of March 31, 2010 and December 31, 2009, there were no impairments of its long-lived assets.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (codified in FASB ASC Topic 740) on January 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48. As a result of the implementation of Interpretation 48, the Company recognized no material adjustments to liabilities or stockholders’ equity. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. At March 31, 2010 and December 31, 2009, the Company did not take any uncertain positions that would necessitate recording of a tax related liability.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of accounts and other receivables. The Company does not require collateral or other security to support these receivables. The Company conducts periodic reviews of its customers’ financial condition and customer payment practices to minimize collection risk on its receivables.

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

	Three Months Ended March 31
	2010	2009

Net income	$2,125,301	$10,001,443

Weighted average shares outstanding - basic	14,932,582	14,932,582
Effect of dilutive securities:
Series “A” preferred stock	400,000	400,000
Options issued	27,947	1,474
Weighted average shares
outstanding - diluted	15,360,529	15,334,056

Earnings per share – basic	$0.14	$0.67
Earnings per share – diluted	$0.14	$0.65

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

 As of March 31, 2010 and December 31, 2009, the Company did not identify any assets and liabilities required to be presented on the balance sheet at fair value.

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

The Company uses SFAS No. 130 “Reporting Comprehensive Income” (codified in FASB ASC Topic 220). Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the years ended March 31, 2010 and December 31, 2009 consisted of net income and foreign currency translation adjustments.

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

New Accounting Pronouncements

On February 25, 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-09 Subsequent Events Topic 855, “Amendments to Certain Recognition and Disclosure Requirements,” effective immediately. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of US GAAP. The FASB believes these amendments remove potential conflicts with the SEC’s literature. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815, “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, Derivatives and Hedging — Embedded Derivatives — Recognition. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU is effective for the Company on July 1, 2010. Early adoption is permitted. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of March 31, 2010, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

3.    INVENTORY

Inventory, at March 31, 2010 and December 31, 2009, consisted of coal and materials needed for coal extraction.

 4.    PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at March 31, 2010 and December 31, 2009:

	2010	2009

Building	$5,019,103	$3,154,697
Mining structure	9,890,640	9,887,888
Production equipment	4,304,135	4,302,937
Office equipment	33,967	33,958
Vehicles	167,714	167,668
	19,415,559	17,547,148
Less: Accumulated depreciation	(5,943,490)	(5,532,904)
	$13,472,069	$12,014,244

Depreciation expense for the three months ended March 31, 2010 and 2009 was approximately $410,500 and $617,000, respectively.

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

The Company’s prepaid mining rights consisted of the following at March 31, 2010 and December 31, 2009:

	2010	2009
Prepaid mining rights	$25,218,687	$25,211,669
Less: Amortized portion	(8,979,579)	(8,405,916)
Prepaid mining rights, net	$16,239,108	$16,805,753

The Company amortizes the mining rights by using total cost of mining rights (the sum of those for which the Company has paid and those for which the Company is still committed to pay) divided by total salable reserves determined under SEC Industry Guide 7, multiplied by production during the period.  The cost of unpaid mining rights is assumed to be the same as the most current price per ton paid by the Company (RMB 8 per ton).  Amortization expense was approximately $573,600 and $1,101,000 for the three months ended March 31, 2010 and 2009, respectively.

As of March 31, 2010 and December 31, 2009, the total quantity of coal the Company is legally allowed to extract under the mining rights of Xing An and Tong Gong was 25,931,500 tons (as per above table); however, as noted in the table above, this amount reflects the in place resources on which the mining rights are based and to which those mining rights extend. But these amounts, determined by the appropriate PRC authorities, do not coincide with the definition of proven and probable reserves of SEC Industry Guide 7, which would be 9.38 million tons as of December 31, 2009. The Company paid for 25,165,295 tons at March 31, 2010, and is committed to pay for 766,205 tons of coal at RMB 8 ($1.17) per ton, or $897,589, which must be paid by September 30, 2017. The prepayment of mining rights is accounted for similar to a royalty agreement as neither the payment terms nor the price per ton is fixed.

7.   RELATED PARTY TRANSACTIONS

Lease from shareholder

Xing An leases its office and certain office equipment under long-term leases from a principal shareholder for approximately $1,800 (RMB 12,500) per month. The operating leases require Xing An to pay certain operating expenses applicable to the leased premises.

Advance from shareholder

The Company owed a shareholder $2,512,899 and $2,321,360 for short-term advances at March 31, 2010 and December 31, 2009, respectively. Imputed interest expense is charged at 6% on the amount due at the balance sheet date. Total imputed interest included as additional paid-in capital was $34,820 and $24,269 for the three months ended March 31, 2010 and 2009.

8.   ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at March 31, 2010 and December 31, 2009:

	2010	2009
Accrued liabilities	$25,734	$102,238
Other payables	1,288,102	872,281
Other government levies	8,133	-
Total	$1,321,969	$974,519

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

9.   TAXES PAYABLE

Taxes payable consisted of the following at March 31, 2010 and December 31, 2009:

	2010	2009
Income tax payable	$954,726	$735,759
Value added tax payable	1,547,208	323,100
Resource tax payable	74,097	16,062
Other taxes	3,165	1,319
	$2,579,196	$1,076,240

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

Effective January 1, 2009, Xing An and Tong Gong were informed they would be required by the local Environment Protection Bureau and Heilongjiang Province National Land and Resources Administration Bureau to deposit RMB 18,886,500 ($2,765,632) and RMB 5,000,000 ($731,090), respectively, within a period of time presently expected to be three to five years to a bank account held by local mining authority for land subsidence, restoration and rehabilitation when the mine is fully depleted.  At March 31, 2010, Xing An had deposited RMB 5,665,950 ($829,787), and Tong Gong deposited RMB 1,030,000 ($150,845).

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

The following tables describe the changes to the Company’s asset retirement cost and obligation. Asset Retirement Cost at March 31, 2010 and December 31, 2009 was:

	2010	2009
Asset retirement cost	$4,361,476	$4,360,262
Less: Accumulated amortization	(1,448,123)	(1,334,333)
	$2,913,353	$3,025,929

Amortization expense for asset retirement cost for the three months ended March 31, 2010 and 2009 was approximately $113,790 and $183,000, respectively.

Asset Retirement Obligation at March 31, 2010 and December 31, 2009 as consisted of the following:

	2010	2009
Balance at Beginning of Period	$4,060,461	$3,974,356
Asset Retirement Obligation for Tong Gong	-	867,435
Accretion of interest expense	50,851	195,394
Deposit for mine restoration	-	(980,632)
Foreign currency translation gain	1,134	3,908
Ending balance	$4,112,446	$4,060,461

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

Deferred tax asset (liability) consisted of the following at March 31, 2010 and December 31, 2009:

	2010	2009
Deferred tax asset for amortization of mining rights, amortization of asset retirement cost and depreciation of assets using unit-of-production method	$1,918,647	$2,017,029

Deferred tax liability for reserve for safety and maintenance	(1,705,110)	(1,576,690)
Net Deferred tax asset	$213,537	$440,339

12.  INCOME TAXES

The Company is subject to income taxes by entity on income from the tax jurisdiction in which each entity is domiciled.

Songzai International, the US parent company was incorporated in Nevada and has net operating loss (“NOL”) for income tax purposes.  The US parent company has NOL carry forwards for income taxes of approximately $3,386,000 at March 31, 2010 which may be available to reduce future years’ taxable income as NOLs can be carried forward up to 20 years from the year the loss is incurred. Management believes the realization of the benefits from these losses is uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided for the US parent company.

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

Foreign pretax earnings approximated $3,538,000 for the three months ended March 31, 2010. Pretax earnings of a foreign subsidiary are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are indefinitely invested outside the United States. At March 31, 2010, approximately $33,505,000 of accumulated undistributed earnings of non-U.S. subsidiaries was indefinitely invested. At the existing U.S. federal income tax rate, additional taxes of approximately $5,054,000 would have to be provided if such earnings were remitted currently.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended March 31, 2010 and 2009:

	2010	2009
US statutory rates	34%	34%
Tax rate difference	(9.7)%	(7.8)%
Permanent difference on deferred tax	0.5%	(0.2)%
Change tax rate on deferred tax	7.0%	-%
Effect of tax holiday	-%	(4.5)%
Valuation allowance on US NOL	2.9%	1%
Tax per financial statements	34.7%	22.5%

 13.  MAJOR CUSTOMERS AND VENDORS

Three customers accounted for 36%, 33% and 22% of the Company’s total sales for the three months ended March 31, 2010.  Three customers accounted for 54%, 23% and 16% of the Company’s total sales for the three months ended March 31, 2009. At March 31, 2010 and December 31, 2009, the total receivable balance due from these customers was $4,707,330 and $0, respectively. There were no major vendors for the Company for the three months ended March 31, 2010 and 2009.

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

Common welfare fund

Common welfare fund is a voluntary fund that the Company can elect to transfer 5% to 10% of its net income, as determined under PRC accounting rules and regulations, to this fund.  The Company did not make any contribution to this fund during the three months ended March 31, 2010 and 2009.

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

The statutory reserves were as follows as of March 31, 2010 and December 31, 2009:

	2010	2009
Statutory surplus reserve	$3,161,508	$3,148,865
Safety and Maintenance reserve	6,339,007	5,839,772
Total statutory reserves	$9,500,515	$8,988,637

15.  STOCK-BASED COMPENSATION PLAN

On June 9, 2008, the Company granted options to an employee under the Company’s 2006 stock option plan to purchase up to 55,000 shares of the Company’s common stock at an exercise price of $9.35 per share for 5 years. The options vested and became exercisable immediately upon their issuance. The options were terminated on March 10, 2009 and replaced by same number of options with exercise price of $5.36 per share for  5 years under the Company’s 2009 stock option plan; the replaced options vested and became exercisable immediately upon their issuance.  Based on SFAS 123R (codified in FASB ASC Topic 718), the replaced options were a modification of the original options in substance; the Company compared the fair value of new options to the fair value of the original options based on the factors at the modification date, and concluded no incremental compensation cost needed to be recorded as the fair value of the new options was less than the fair value of the original options.

On March 10, 2009, the Company granted options to an independent director under the Company’s 2009 stock option plan to purchase up to 20,000 shares of the Company’s common stock at an exercise price of $6.30 per share for 5 years. The options vested and became exercisable in two equal installments: the first, six months from the option grant date and the second, six months thereafter.   On March 3, 2010, the Company granted another 20,000 stock options to this director with exercise price of $9.30 per share and a term of 5 years.  The options vest and become exercisable in two equal installments: the first, six months from the option grant date and the second, six months thereafter.

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

 The following table summarizes activities of these options for the three months ended March 31, 2010:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Outstanding at December 31, 2008	55,000	9.35	4.44
Exercisable at December 31, 2008	55,000
Cancelled	(55,000)	(9.35)	(4.44)
Exercised	-	-	-
Granted	75,000	5.61	5.00
Outstanding at December 31, 2009	75,000	$5.61	4.19
Exercisable at December 31, 2009	75,000
Granted	20,000	9.30	5.00
Exercised	-	-	-
Outstanding at March 31, 2010	95,000	$6.39	4.15
Exercisable at March 31, 2010	95,000

The weighted-average grant date fair value of stock options granted to an employee and a director during the three months ended March 31, 2010 and 2009 was $7.07 and $4.88 per share. The Company recorded $29,085 and $5,774 of compensation expense for stock options during the three months ended March 31, 2010 and 2009, respectively.  There were no options exercised during the three months ended March 31, 2010.

16.  CONTINGENCIES AND COMMITMENTS

The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

The Company’s sales, purchases and expenses are denominated in RMB and all of the Company’s assets and liabilities are also denominated in RMB. The RMB is not freely convertible into foreign currencies under the current law. In China, foreign exchange transactions are required by law to be transacted only by authorized financial institutions. Remittances in currencies other than RMB may require certain supporting documentation in order to effect the remittance.

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

The Company’s total rental expense for the three months ended March 31, 2010 and 2009 was approximately $20,000 and $19,400 respectively.

As of March 31, 2010, the future minimum annual lease payments required under operating leases are as follows by years:

Year ending March 31, 2011	$79,116
Year ending March 31, 2012	45,565
Year ending March 31, 2013	21,600
Year ending March 31, 2014	21,600
Year ending March 31, 2015	21,600
Thereafter	7,200
Total future lease payments	$196,681

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

Pursuant to a stock purchase agreement that we entered into on December 31, 2007, on April 4, 2008, we added two coal mines to our operations when we completed the acquisition of two mining companies under common ownership in the PRC, Hong Yuan and Sheng Yu.  In connection with that transaction, the Xing An shareholders received 8 million shares of Songzai common stock and $30 million in cash, which is treated as a dividend pursuant to the accounting treatment applied to the transaction. The purchase price was determined by multiplying the number of shares of Songzai outstanding just prior to the transaction (400,000 Series A preferred shares and 6,932,582 common shares) valued at the average stock price of Songzai stock two days before and two days after the Agreement date. After the closing of this acquisition transaction, the Xing An Shareholders now collectively own 53% of the combined company. Accordingly, for accounting purposes, the transaction is accounted for as a reverse acquisition of the Company by Xing An. Xing An operates two coal mines, the Hong Yuan and Sheng Yu mines, located in Mohe City in Heilongjiang Province.

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

Inventory

Inventory consists of coal extracted from the ground that is available for delivery to customers, as well as extracted coal which has been removed from the ground but not yet processed through a wash plant. Coal inventories are valued at the lower of average cost or market, cost being determined on a first in, first out method, and include labor costs and all expenditures directly related to the removal of coal.

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

Asset Retirement Cost and Obligation

The Company uses Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, codified in FASB ASC Topic 410. This Statement generally requires that the Company’s legal obligations associated with the retirement of long-lived assets are recognized at fair value at the time the obligations are incurred. Obligations are incurred at the time development of a mine commences for underground mines or construction begins for support facilities, refuse areas and slurry ponds. The obligation’s fair value is determined using DCF techniques and is accreted over time to its expected settlement value. Upon initial recognition of a liability, a corresponding amount is capitalized as part of the carrying amount of the related long-lived asset. Amortization of the related asset is calculated on a unit-of-production method by amortizing the total estimated cost over the salable reserves determined under SEC Industry Guide 7, multiplied by the production during the period. The Company reviews its asset retirement obligation at least annually and makes necessary adjustments for permit changes as granted by state authorities and for revisions of estimates of the amount and timing of costs. For ongoing operations, adjustments to the liability result in an adjustment to the corresponding asset.

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

The estimated useful lives for each category of the property, plant and equipment are as follows:

Plant and Machinery	10-15 Years
Motor Vehicles	5 Years
Building and Mining Structure	10-20 Years

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

The fluctuation of exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the People’s Bank of China (“PBOC”) or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the PBOC.

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

Recent Accounting Pronouncements

On February 25, 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-09 Subsequent Events Topic 855, “Amendments to Certain Recognition and Disclosure Requirements,” effective immediately. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of US GAAP. The FASB believes these amendments remove potential conflicts with the SEC’s literature. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815, “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, Derivatives and Hedging — Embedded Derivatives — Recognition. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU is effective for the Company on July 1, 2010. Early adoption is permitted. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of March 31, 2010, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2010 and 2009

The following table sets forth the results of our operations for the three months ended March 31 in each of the years indicated as a percentage of net sales:

	2010			2009
	$		% of Sales	$		% of Sales
Sales		12,558,119	100%		20,758,454	100%
Cost of Sales		7,725,623	61%		6,961,358	33%
Gross Profit		4,832,496	39%		13,797,096	67%
Operating Expenses		1,501,619	12%		838,432	4%
Income from Operations		3,330,877	27%		12,958,664	62%
Other Expenses, net		75,061	0.6%		54,063	0.3%
Income tax		1,130,515	9%		2,903,158	14%
Net Income		2,125,301	17%		10,001,443	48%

Coal mining production, brokerage and sales at our three mines, in tons, for the periods indicated:

	Tong Gong Coal Mine
	Salable Production (tons)		Brokerage (tons)		Sales (tons)
	2010	2009	2010	2009	2010	2009

First Quarter	88,906	98,031	-	-	88,906	98,031

	Xing An Coal Mines (Hong Yuan and Sheng Yu)
	Salable Production (tons)		Brokerage (tons)		Sales (tons)
	2010	2009	2010	2009	2010	2009

First Quarter	148,818	396,466	30,296	-	175,216	271,753

Sales. Our revenues are derived from the sales of coal. During the three months ended March 31, 2010, we had sales of $12.56 million compared to $20.76 million for the same period of 2009, a decrease of approximately 40%.  The decrease in sales is primarily due to decreased production of Xing An Mines as a result of mine maintenance and retrofit projects commenced since the end of fiscal 2009. The projects are expected to be completed in July, 2010. We expect that these mine improvements will improve efficiencies, lower costs and greatly enhance our growth and profitability once completed. The average selling price per ton for the first quarter of 2010 was $47.55 as compared to $56.14 for the same period of 2009, a decrease of 15%, resulting from a decrease in average market selling price of coal in the Heilongjiang Province.  Our total sales volume was 264,122 tons for the three months ended March 31, 2010, compared to 369,784 tons for the same period of 2009, a decrease of approximately 29%. The decrease in sales volume was mainly due to temporary decreased production volume at the Xing An Mines.

Cost of Sales.  Cost of sales for the three months ended March 31, 2010 was $7.73 million, an increase of $0.77 million or approximately 11%, from $6.96 million for the same period of 2009. Our total production during the three months ended March 31, 2010 was 237,724 tons, compared to 494,497 tons produced for the same period of 2009, a decrease of 256,773 tons. Cost of sales as a percentage of sales increased to approximately 61% for the three months ended March 31, 2010 from approximately 33% for the same period of 2009. This increase was mainly due to the significant decrease in sales and the increase in the average cost per ton.  Our average cost per ton was $29.25 in the first quarter of 2010, compared to $18.83 for the same period in 2009.  This increase is primarily attributable to the non-cash increase of cost per ton of approximately $10 reflected in the amortization of cost of prepaid mining rights and the depreciation expense related to our mineshafts resulting from the reserve appraisal of December 31, 2009. These reserves were appraised as of December 31, 2009 under Industry Guide 7. Utilizing Industry Guide 7 as a guideline resulted in our recording a significantly lower amount of reserve, as compared with the reserve amount that was evaluated under PRC standards.

Gross Profit. Gross profit was $4.83 million for the first quarter of 2010 compared to $13.80 million for the same period of 2009, a decrease of $8.97 million.  Our gross profit as a percentage of sales was approximately 39% and 67% in the three months ended March 31, 2010 and 2009, respectively. The decrease in gross profit margin was mainly attributable to the decreased production and sales volume, decreased average selling price per ton and increased average cost per ton.

Operating Expenses.  Operating expenses totaled $1.50 million for the first quarter of 2010 compared to $0.84 million for the same period of 2009, an increase of $0.66 million or approximately 79%.  This increase was primarily attributable to increased amortization expense for our asset retirement cost, which cost was amortized over the adjusted salable reserves that were appraised as of December 31, 2009 under Industry Guide 7. Utilizing Industry Guide 7 as a guideline resulted in our recording a significantly lower amount of reserve as compared with the reserve amount that was evaluated under PRC standards.

Net Income. Our net income for the three months ended March 31, 2010 was $2.13 million compared to net income of $10 million for the same period of 2009, a decrease of $7.87 million.  Net income as a percentage of sales decreased from 48% for the first quarter of 2009 to 17% for the same period of 2010. This is mainly attributed to the significant decrease in the production and sales volume as well as increased average cost per ton of coal.

 LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Comparison of the three months ended March 31, 2010 and 2009

As of March 31, 2010, we had cash and cash equivalents of $28.53 million. Our working capital was approximately $26.06 million. The ratio of current assets to current liabilities was 4.45:1 at March 31, 2010.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2010 and 2009:

	2010	2009
Cash provided by (used in):
Operating Activities	$(347,524)	$14,289,151
Investing Activities	$(2,583,370)	$(46,094)
Financing Activities	$191,539	$394,062

Net cash used by operating activities was $0.35 million in the three months ended March 31, 2010 as compared to net cash  provided by operating activities of $14.29 million in the same period of 2009.  The decrease in cash during the 2010 period  resulted primarily from the decrease in net income in the first quarter of 2010, increased accounts receivable, and decreased account payable and unearned revenue.

Net cash used in investing activities was $2.58 million in the first quarter of 2010 as compared to $0.05 million in the same period of 2009. In the three months ended March 31, 2010, we paid approximately $1.86 million for completion of an office building of Xing An in Mohe City, and approximately $0.72 million for construction in progress for Xing An mines’ retrofit projects. The cash used in the same period of 2009 was mainly due to the purchase of mining equipment and construction of an employee training room and shower facility at the Tong Gong mine site.

Net cash provided by financing activities was $0.19 million in the first quarter of 2010 as compared to  $0.39 million in the same period of 2009. The decrease in cash inflow from financing activities in the first quarter of 2010 was primarily due to the decreased advance from shareholder.

Based on our current expectations, we believe our cash and cash equivalents, and cash generated from operations will satisfy our working capital needs, and other liquidity requirements associated with our existing operations through the remainder of this year. We would like to expand our existing mining operations and acquire additional coal mining rights, and we expect to finance such acquisitions through the issuance of debt or equity securities. Failure to obtain such financing could have a material adverse effect on our plans for expansion.

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

The following tables summarize our contractual obligations as of March 31, 2010, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +

Contractual Obligations:
Operating Leases	$196,681	$79,116	$67,165	$50,400	$-
Mining Rights	897,589	-	-	-	897,589
Total Contractual Obligations:	$1,094,270	$79,116	$67,165	$50,400	$897,589

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

As of March 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective at the reasonable assurance level.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form
10-K as of and for the year ended December 31, 2009.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   [REMOVED AND RESERVED]

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

SONGZAI INTERNATIONAL HOLDING GROUP, INC. (Registrant)

Date: May 17, 2010	By:	/s/ Hongwen Li
Hongwen Li
Chief Executive Officer

Date: May 17, 2010	By:	/s/ Weiwei Li
Weiwei Li
Chief Financial Officer

EXHIBIT INDEX

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer