Form 10-K/A
period 2009-12-31
SONGZAI INTERNATIONAL HOLDING GROUP INC
filed 2010-06-21
CIK 1145761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained herein, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Number of shares of common stock outstanding as of March 31, 2010: 14,932,582

TO AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K/A
FOR YEAR ENDED DECEMBER 31, 2009

i

EXPLANATORY NOTE

Songzai International Holding Group Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2009, originally filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2010 (the “Original Form 10-K”), to make certain corrections as to (i) Item 1 Business regarding the results of the report (dated March 24, 2010) of John T. Boyd Company, an independent mining and geological consulting firm (“JTB”), assessing our Tong Gong, Hong Yuan and Sheng Yu coal mines in accordance with SEC Industry Guide 7 as of December 31, 2009,  (ii) Item 1 Business regarding the official names of certain government agencies in China, (iii) Item 10 Directors, Executive Officers And Corporate Governance and Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters to remove Huan Liu as Secretary of the Company since Mr. Liu ceased serving as a member of management prior to December 31, 2009 and (iv) Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters to correct the beneficial ownership table to reflect a subsequently filed Form 3 that relates to the time period covered by the table.

Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Form 10-K and the Company has not updated disclosures included therein to reflect any events that may have occurred subsequent to April 15, 2010.

PART I

ITEM 1.	BUSINESS

Overview

Songzai International Holding Group, Inc. (sometimes referred to in this Annual Report as “Songzai”, “Company”, “we” or “our”) is engaged in coal production by exploring, assembling, assessing, permitting, developing and mining coal properties in the People’s Republic of China (“PRC” or “China”). After obtaining permits from the Heilongjiang Province National Land and Resources Administration Bureau and the Heilongjiang Coal Production Safety Bureau, we  extract coal , and then sell most of the coal on a  metric ton (“ton”) basis for cash on delivery. Through the end of March 2008, our business consisted of the operations of Tong Gong coal mine through our subsidiary, Heilongjiang Tong Gong Mining Co., Ltd. (“Tong Gong”),  in northern PRC. The mine is located approximately 175 kilometers southwest of the city of Heihe in the Heilongjiang Province.

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

Tong Gong coal mine is an underground coal mine located in the western slope of the Xiaoxinganling Mountain in northern PRC. The mine is accessible by both railway and public roads. The coal reserves are located in the middle of the Heibaoshan-Muer coal basin, as secondary sedimentary basin. Several faults occur in, and define the coal fields with throws ranging from 20 meters to 270 meters. Coal bearing strata in the mine area are contained in the Jiufengshan Group. There are two coal seams in the mine area. The first seam is the stratigraphically lowest seam and is 2 meters to 5 meters thick and typically contains two to three partings. The other seam overlies the first seam and is thin and split and is generally not considered to be mineable. Reserves in the mine are only considered from the first seam.

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

We commissioned John T. Boyd Company, an independent mining and geological consulting firm (“JTB”) to assess Tong Gong coal mine in accordance with SEC Industry Guide 7. Based on the JTB report dated March 31, 2006, Tong Gong coal mine had proven product (salable) reserves of 1.36 million tons and probable product (salable) reserves of 0.17 million tons as of December 31, 2005. Based on such reserves, the JTB report also estimates the mine service life at 10 years. At the Company’s request, JTB also prepared a report (dated March 24, 2010) which provided information and estimates as of December 31, 2009. Tong Gong coal mine’s proven and probable product (salable) reserves as reported by JTB presented here comply with SEC Industry Guide 7.  They are based upon and do not reflect reserves as described in the PRC appraisal on which our mining rights are based and which establishes the amount of coal we are entitled to extract pursuant to those rights. At December 31, 2009, the estimated product reserves for Tong Gong under Industry Guide 7 was approximately 0.73 million tons, of which all was proven product reserves.

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

Xing An coal mines are located in the Daxinganling Mountain Range in Northeastern China, just outside of the city of Mohe which is less than two miles from the Russian border:

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

Our Mining Operations

In addition to our mining rights, each of which caps the amount of coal we legally can extract from a specific mine, we operate these coal mines pursuant to the following permits:

Permit	Issuing Authority	Purpose of Permit
Resource mining permit	Heilongjiang Province National Land and Resources Administration Bureau	Specifies the coordinates of the mining area, the mine’s designed annual production capacity, and production life
Coal production right permit	Heilongjiang Province Coal Production Safety Bureau	Official coal production permit; specifies the coordinate of the mining area, the mine’s designed annual production capacity, production life

According to our resource mining permit for Tong Gong, the coal mine’s design capacity is estimated at 180,000 tons per annum based on mine operating conditions. Additionally, the resource mining permit estimates the mine’s resources at 6.14 million tons according to PRC standard for resource estimate that includes the coal resources in the specified mining area, which differs from the formulation based on current drilled hole under SEC Industry Guide 7. Our resource mining permits for Hong Yuan and Sheng Yu estimates those mines’ design annual capacity at 450,000 tons and 150,000 tons, respectively, and an in-place estimate of their reserves at 10,775,000 tons and 9,006,000 tons, respectively.

In January 2008, our application to increase Tong Gong’s annual production amount was approved, and our coal production right permit presently authorizes us to mine 180,000 tons of coal per year, up from 150,000 tons, in a 1.1193 square kilometer area, which comprises the entire area of Tong Gong coal mine. The effective period of our coal production right permit for Tong Gong is from March 25, 2007 through June 30, 2016. Subject to certain geographic limitations, we are authorized to extract 450,000 tons annually from Hong Yuan, and 150,000 tons annually from Sheng Yu, according to their respective coal production right permits, both of which are effective from July, 2007 to February, 2010. The Company is in the process of renewing the permit. The coal production right permits can be extended as necessary; however, any material change in or revocation of these permits by the Heilongjiang Province Coal Production Safety Bureau could materially and adversely affect our operations and financial condition.

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

Tong Gong’s Coal

As reported in the JTB report dated March 24, 2010, the coal from Tong Gong coal mine has the following characteristics:

	Recoverable Reserves (million tons ) (1)	Amount Assigned to Existing Facilities (2)	Type of Coal	Btu per Pound	Sulfur Content (%)	Ash Content (%)	Moisture (%)
Proven (Measured) (3)	0.73	0.73	Steam coal	10,080	0.5	14	6
Probable (Indicated) (3)	--	--	Steam coal	10.080	0.5	14	6
Total	0.73	0.73

(1)	Amount is as of December 31, 2009, based on the JTB report dated March 24, 2010.

(2)	Existing infrastructure and equipment allows these reserves to be mined at current production levels.

(3)	A drill hole spacing of 500 meters is used for proven reserves, and a drill hole spacing of 1,000 meters is used for probable reserves.

Xing An’s Coal

Based on the JTB report dated March 24, 2010, the coal from Hong Yuan coal mine has the following characteristics:

	Recoverable Reserves (million tons ) (1)	Amount Assigned to Existing Facilities (2)	Type of Coal	Btu per Pound	Sulfur Content (%)	Ash Content (%)	Moisture (%)
Proven (Measured) (3)	2.18	2.18	Steam coal	6,660-9,000	0.5-0.7	19-35	10
Probable (Indicated) (3)	3.04	3.04	Steam coal	6,660-9,000	0.5-0.7	19-35	10
Total	5.22	5.22

Based on the JTB report dated March 24, 2010, the coal from Sheng Yu coal mine has the following characteristics:

	Recoverable Reserves (million tons ) (1)	Amount Assigned to Existing Facilities (2)	Type of Coal	Btu per Pound	Sulfur Content (%)	Ash Content (%)	Moisture (%)
Proven (Measured) (3)	0.70	0.70	Steam coal	6,660-9,000	0.5-0.7	19-35	10
Probable (Indicated) (3)	2.73	2.73	Steam coal	6,660-9,000	0.5-0.7	19-35	10
Total	3.43	3.43

(1)	Amount is as of December 31, 2009, based on the JTB report dated March 24, 2010.

(2)	Existing infrastructure and equipment allow these reserves to be mined at current production levels.

(3)	A drill hole spacing of 500 meters is used for proven reserves, and a drill hole spacing of 1,000 meters is used for probable reserves.

Our Customers

Because of their differing properties, Tong Gong’s coal and Xing An’s coal are sold to different types of customers. Tong Gong’s coal is primarily sold to power plants, cement factories, wholesalers and individuals for home heating. Xing An’s coal, on the other hand, is primarily sold to power plants, metallurgical mills and fuel trading companies.

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

We set pricing by taking into account: (i) prices in the relevant local coal markets (inclusive of transportation costs); (ii) grade and quality of the coal; and (iii) relationships with customers. Most of the transportation costs are borne by the customers. The average price for raw coal from Tong Gong in 2009 is RMB 332 per ton, which is RMB 101 higher than the average price of RMB 231 in 2008. The average price for raw coal from Xing An in 2009 is RMB 337 per ton, which is RMB 99 higher than the average price of RMB 238 in 2008.

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

•
the Ministry of Commerce of China (“MOFCOM”) and/or its local counterpart, which regulates foreign investment in China, such as review and approval of foreign invested companies in China and mergers and acquisitions of Chinese domestic enterprises by foreign investors;

•
the Ministry of Land and Resources of China (“MLR”) and/or its local counterpart, which has the authority to grant land use licenses and mining right permits, approves transfer and lease of mining rights, and reviews mining rights premium and reserve valuation;

•
the State Administration of Coal Mine Safety (“SACMS”) and/or its local counterpart, which is responsible for the implementation and supervision of the relevant safety laws and regulations applicable to coal mines and coal mining operations;

•	the Ministry of Environmental Protection of China (“MEP”) and/or its local counterpart, which supervises and controls environmental protection and monitors China’s environmental system; and

•
the Ministry of Construction of China (“MOC”) and/or its local counterpart, which is responsible for the management of survey and design of construction projects, including but not limited to the survey and design of coal mines.

•	the National and State Tax Bureaus and/or their local counterparts, which are responsible for the federal and local income, VAT and other taxes.

•
the State Administration of Foreign Exchange of China (“SAFE”) and/or its local counterpart, which is responsible for the convertibility of RMB into foreign currencies, registration of foreign debt or loans of Chinese companies and, in certain cases, the remittance of currency out of the PRC, such as repayment of bank loans or dividends denominated in foreign currencies.

•
the State Administration for Industry and Commerce of China (“SAIC”) and/or its local counterpart, which is responsible for review and approval of establishment of domestic and foreign invested companies in China and issuance of their business licenses.

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

Fees and Taxes

There are various taxes and fees that are imposed upon coal producers in Heilongjiang Province, as well as statutory reserves which coal producers required to set aside. Such taxes, fees and statutory reserves as applicable to Tong Gong at December 31, 2009 are as follows:

Item	Base	Rate
Corporate income tax	Taxable income	12.5%
VAT	Revenue from domestic sales	13.0%
City construction tax	Amount of VAT and business tax	Exempted by National Government
Education surcharge	Amount of VAT and business tax	Exempted by National Government
Anti-flood fee	Proceeds from the sale of coal	Exempted by National Government
Resource tax	Volume of raw coal produced	RMB 2.3 per ton
Compensation for the depletion of coal resources	Volume of raw coal produced	RMB3 per ton
Mine maintenance fund	Volume of raw coal produced	RMB 8.7 per ton
Safety fund	Volume of raw coal produced	RMB6 per ton

Such taxes, fees and statutory reserves as applicable to Xing An at December 31, 2008 are as follows:

Item	Base	Rate
Corporate income tax	Taxable income	25.0%
VAT	Revenue from domestic sales	13.0%
City construction tax	Amount of VAT and business tax	7.0%
Education surcharge	Amount of VAT and business tax	3.0%
Anti-flood fee	Proceeds from the sale of coal	0.1%
Resource tax	Aggregate volume of raw coal or coal products sold	RMB 2.3 per ton
Compensation for the depletion of coal resources	Proceeds from the sale of coal	1%
Mine maintenance fund	Volume of raw coal produced	RMB 8.7 per ton
Safety fund	Volume of raw coal produced	RMB 3 per ton
Environment fund, voluntary fund (Asset retirement obligation)	Volume of raw coal produced	RMB 1 per ton

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

Environmental Protection Laws and Regulations

Pursuant to the Environmental Protection Law, MEP is empowered to formulate national environmental quality and discharge standards and to monitor China’s environmental system at the national level for the purpose of preventing and eliminating environmental pollution and damage to ecosystems. Environmental protection bureaus at the county level and above are responsible for environmental protection within their areas of jurisdiction.

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

Emissions of waste water by coal mines and coking plants are regulated by the Law on Prevention and Control of Water Pollution of the PRC, promulgated by the Standing Committee of National People’s Congress in May 1984 and as amended in May 1996 and February 2008, which became effective in June 2008, and the Administrative Regulations on the Levy and Use of Discharge Fees, issued by the State Council in January 2003 and effective in July 2003. Any new construction projects, such as coal mines and coking plants, must submit an environmental impact statement, which shall include an assessment on the water pollution hazards the project is likely to produce and its impact on the ecosystem. The environment impact statement must also contain measures to prevent and control the water pollution hazards. Every new production facility must be equipped with waste water processing facilities which must be put in use together with the production facilities. Construction projects that discharge pollutants into water shall pay a pollutant discharge fee in accordance with state regulations.

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

	Number of Shares (2)		% of Class of Stock Outstanding
Name and Address of Beneficial Owner (1)	Common Stock	Preferred Stock (3)	Common Stock (4)	Preferred Stock
Guoqing Yue, Chairman of the Board of Directors (5) (11)	6,400,000	-	42.86%	-
Hongwen Li, President and Director	1,092,038	400,000	7.31%	100%
Yvonne Zhang, Chief Financial Officer (6)	55,000	-	*	-
Elan Yaish, Director (6) (7)	20,000	-	*	-
Yanlin Qu, Director (8)	-	-	-	-
Shengchun Liu, Director (9)	-	-	-	-
Heilongjiang Xing An Mining Development Group Co., Ltd. (5)	4,800,000	-	32.14%	-
Mingshu Gong (5) (10)	6,400,000	-	42.86%	-
Yunjia Yue (5)	800,000	-	5.36%	-
Yunpeng Yue (5)	800,000	-	5.36%	-
All Directors and Executive Officers as a Group (6) persons	9,167,038	400,000	61.02%	100%

* Less than 1%

(1)	Unless otherwise indicated, the address of the named beneficial owners is: 17890 Castleton Street, Suite 112, City of Industry, California 91789.
(2)	Security ownership information for beneficial owners is taken from statements filed with the Securities and Exchange Commission pursuant to information made known by the Company.
(3)	Each share of preferred stock is convertible into 1 share of common stock and votes on an as converted basis with the shares of common stock on all matters presented to shareholders.
(4)	Based on 14,932,582 shares of Common Stock and 400,000 shares of Preferred Stock outstanding as of March 31, 2010.
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

(6)	Represents shares underlying stock options that are exercisable within 60 days of March 31, 2010.

(7)	Elan Yaish’s address is: 515 Cedarwood Dr., Cedarhurst, NY 11516.
(8)	Yanlin Qu’s address is: Suite #301, Unit 1, #6, A Shen He St., Nan Gang District, Harbin City, Heilongjiang Province, China.
(9)	Shengchun Liu’s address is: #7 Xuan Qing St., Nan Gang District, Harbin City, Heilongjiang Province, China.
(10)
Mingshu Gong is the sole shareholder and a director of Heilongjiang Xing An Mining Development Group Co., Ltd. (“Xing An Mining”) and is the wife of Guoqing Yue.  Therefore, the number of shares reported as beneficially owned by Mingshu Gong includes 1,120,000 shares held directly by Ms. Gong, 480,000 shares held directly by her husband, Guoqing Yue, and 4,800,000 shares owned by Xing An Mining.

(11)
Guoqing Yue is a director of Xing An Mining and is married to the sole shareholder and a director of Xing An Mining, Mingshu Gong. Therefore, the number of shares reported as beneficially owned by Guoqing Yue includes 480,000 shares held directly by Mr. Yue, 1,120,000 shares held directly by his wife, Mingshu Gong, and 4,800,000 shares owned by Xing An Mining.

PART IV

ITEM 15.                      EXHIBITS

(b)           Exhibits

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

SONGZAI INTERNATIONAL HOLDING GROUP, INC. (Registrant)

Date: June 21, 2010	By:	/s/ Hongwen Li
Chief Executive Officer

Date: June 21, 2010	By:	/s/ Weiwei Li*
Chief Financial Officer

Name	Title	Date

/s/ Guoqing Yue*	Chairman of the Board of Directors	June 21, 2010
Guoqing Yue

/s/ Hongwen Li	Chief Executive Officer and Director	June 21, 2010
Hongwen Li

/s/ Elan Yaish*	Director	June 21, 2010
Elan Yaish

/s/ Yanlin Qu*	Director	June 21, 2010
Yanlin Qu

/s/ Shengchun Liu*	Director	June 21, 2010
Shengchun Liu

* Signed by Hongwen Li as attorney-in-fact

EXHIBIT INDEX

Exhibit No.	Description

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer