Form 10-Q
period 2010-06-30
U.S. China Mining Group, Inc.
filed 2010-08-16
CIK 1145761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to _______________

Commission File Number 000-53843

U.S. CHINA MINING GROUP INC.
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares of common stock outstanding as of June 30, 2010: 14,932,582

U.S. CHINA MINING GROUP INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

U.S. CHINA MINING GROUP, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	As at June 30, 2010 (Unaudited)	As at December 31, 2009
ASSETS

CURRENT ASSETS
Cash & cash equivalents	$32,863,223	$31,260,184
Restricted cash	214,639	213,345
Accounts receivable	23,107	-
Other receivables, deposits and prepayments	35,346	25,360
Inventory	1,160,637	6,541
Total current assets	34,296,952	31,505,430

NONCURRENT ASSETS
Goodwill	26,180,923	26,180,923
Prepaid mining right, net	16,150,633	16,805,753
Long term prepaid expense	-	13,669
Property and equipment, net	13,185,523	12,014,244
Construction in progress	869,230	-
Deferred tax asset, net	241,466	440,339
Asset retirement cost, net	2,888,711	3,025,929
Total noncurrent assets	59,516,486	58,480,857
TOTAL ASSETS	$93,813,438	$89,986,287

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$225,977	$579,308
Unearned revenue	270,363	1,705,981
Accrued liabilities and other payables	1,348,163	974,519
Taxes payable	1,034,011	1,076,240
Advance from shareholder	2,847,138	2,321,360

Total current liabilities	5,725,652	6,657,408

NONCURRENT LIABILITIES
Long-term payable	294,512	82,213
Asset retirement obligation, net of deposit for
mine restoration of $980,632	4,185,005	4,060,461
Total noncurrent liabilities	4,479,517	4,142,674
Total liabilities	10,205,169	10,800,082

CONTINGENCIES AND COMMITMENT

STOCKHOLDERS' EQUITY
Series A Preferred Stock, $0.001 par value, 8,000,000 shares authorized, 400,000 shares issued and outstanding	400	400
Common stock, $0.001 par value, 100,000,000 shares authorized, 14,932,582 shares issued and outstanding	14,932	14,932
Additional paid in capital	39,066,143	38,929,284
Statutory reserves	9,606,845	8,988,637
Accumulated other comprehensive income	3,689,238	3,362,043
Retained earnings	31,230,711	27,890,909
Total stockholders' equity	83,608,269	79,186,205
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$93,813,438	$89,986,287

The accompanying notes are an integral part of these consolidated financial statements.

U.S. CHINA MINING GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (UNAUDITED)

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,
	2010	2009	2010	2009
Net sales	$22,524,065	$44,937,620	$9,965,946	$24,179,166
Cost of goods sold	13,816,910	15,738,403	6,091,287	8,777,045
Gross profit	8,707,155	29,199,217	3,874,659	15,402,121

Operating expenses
Selling expenses	565,467	537,039	(361)	252,441
General and administrative expenses	2,155,670	1,168,592	1,219,879	614,758
Total operating expenses	2,721,137	1,705,631	1,219,518	867,199

Income from operations	5,986,018	27,493,586	2,655,141	14,534,922

Non-operating income (expenses)
Interest income	34,845	16,626	24,235	6,275
Interest expense	(174,368)	(158,421)	(88,697)	(94,007)
Total non-operating expenses, net	(139,523)	(141,795)	(64,462)	(87,732)

Income before income tax	5,846,495	27,351,791	2,590,679	14,447,190
Provision for income tax	1,888,486	5,970,655	757,971	3,067,497
Net income	3,958,009	21,381,136	1,832,708	11,379,693

Other comprehensive income
Foreign currency translation gain (loss)	327,195	(168,463)	541,018	26,545

Comprehensive Income	$4,285,204	$21,212,673	$2,373,726	$11,406,238

Basic weighted average shares outstanding	14,932,582	14,932,582	14,932,582	14,932,582

Diluted weighted average shares outstanding	15,353,285	15,338,304	15,344,304	15,342,694

Basic net earnings per share	$0.27	$1.43	$0.12	$0.76

Diluted net earnings per share	$0.26	$1.39	$0.12	$0.74

The accompanying notes are an integral part of these consolidated financial statements.

U.S. CHINA MINING GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,958,009	$21,381,136
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,661,167	3,516,578
Accretion of interest on asset retirement obligation	101,727	98,491
Imputed interest	72,514	59,655
Stock option compensation	64,345	29,659
Changes in deferred tax and liabilities	200,280	(136,463)
(Increase) decrease in current assets:
Accounts receivable	(22,992)	(1,043,724)
Other receivables, deposits and prepayments	3,735	(31,219)
Inventory	(1,148,260)	(6,142)
Deposit for mine restoration	-	(146,355)
Increase (decrease) in current liabilities:
Accounts payable	(354,490)	627,919
Unearned revenue	(1,437,727)	1,051,977
Accrued liabilities and other payables	577,226	(80,039)
Taxes payable	(47,899)	211,859
Net cash provided by operating activities	3,627,635	25,533,332

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	(122)	(60)
Acquisition of property, plant & equipment	(1,864,165)	(81,176)
Construction in progress	(864,861)	(10,977)
Net cash used in investing activities	(2,729,148)	(92,213)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend to Xing An shareholders	-	(12,000,000)
Advance from shareholder	525,777	881,914
Repayment from shareholder	-	258,394
Net cash provided by (used in) financing activities	525,777	(10,859,692)

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	178,775	9,490

NET INCREASE IN CASH & CASH EQUIVALENTS	1,603,039	14,590,917

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	31,260,184	16,744,741

CASH & CASH EQUIVALENTS, END OF PERIOD	$32,863,223	$31,335,658

Supplemental Cash flow data:
Income tax paid	$1,577,601	$6,236,397
Interest paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

U.S. CHINA MINING GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

U.S. China Mining Group, Inc. (“SGZH” or the “Company”) was incorporated in Nevada on June 7, 2001.  As described below, in April 2008 the Company completed a transaction with Xing An (defined below) which was accounted for as a reverse acquisition and the historical financial information contained herein is of Xing An. The Company is engaged in coal production by exploring, assembling, assessing, permitting, developing and mining coal properties in the People’s Republic of China (“PRC”). After obtaining permits from the Heilongjiang National Land and Resources Administration Bureau and Heilongjiang Province Coal Production Safety Bureau, the Company extracts coal from properties it has the right to mine, and sells most of the coal on a per ton basis for cash on delivery, primarily to power plants, cement factories, wholesalers and individuals for home heating.

On September 23, 2004, the Company acquired a 75% interest in Heilongjiang Tong Gong Kuang Ye You Xian Gong Si (“Tong Gong”), which owns the mining rights to a coal mine near Heihe City in Heilongjiang Province for 400,000 shares of its convertible preferred stock which, at the time of issuance, were convertible into 40,000,000 shares of common stock (The conversion ratio was amended to 1:10 on December 19, 2006, such that the 400,000 shares of convertible preferred stock were convertible into 4,000,000 shares of common stock).  Effective January 7, 2008, the conversion ratio for the preferred stock was changed to 1-for-1 as a result of the 10-to-1 reverse stock split of issued and outstanding shares of common stock which was effective on that date. Additionally, Harbin Green Ring Biological Degradation Products Developing Co., Ltd. (“Harbin Green”), which owns the remaining 25% of Tong Gong, assigned and transferred its beneficial interests to the Company. As a result, the Company beneficially owns 100% of Tong Gong.

On December 31, 2007, the Company entered into a Stock Purchase Agreement (the “Agreement”) to acquire two PRC mining companies under common ownership: Heilongjiang Xing An Group Hong Yuan Coal Mine Co., Ltd. (“Hong Yuan”) and Heilongjiang Xing An Group Sheng Yu Mining Co., Ltd. (“Sheng Yu”, and with Hong Yuan sometimes collectively as “Xing An”) for  400,000 Series A preferred shares and 6,932,582 common shares valued at the average stock price of SGZH stock two days before and two days after the Agreement date.  This transaction was completed on April 4, 2008, and the Xing An shareholders received 8 million shares of SGZH common stock and $30 million, which was treated as a dividend pursuant to the accounting treatment applied to the transaction.  As a result of the transaction Xing An shareholders now collectively own 53% of the combined company.  For accounting purposes, the transaction was accounted for as a reverse acquisition of the Company by Xing An.

Because current PRC regulations restrict foreign ownership of any mining-related company to 90% of such company’s equity interest, the Company acquired 90% of the registered capital, representing 90% of the outstanding equity interests, of each of Hong Yuan and Sheng Yu from their owners (the “Xing An Shareholders”). Concurrently with the acquisition, the Xing An Shareholders placed the beneficial interests to the remaining 10% equity interests of Xing An in trust for the benefit of the Company pursuant to a Trust Agreement. Under the terms of the Trust Agreement, all rights attached to the 10% equity interests are to be exercised by the trustee at the direction, and for the sole benefit, of the Company. Transfer of the 10% equity interests to the Company shall occur at such time as permitted under applicable PRC regulations. At such time, if the trust is deemed to violate applicable PRC regulations or can no longer achieve its intended purpose, the trust shall terminate, and the 10% equity interests shall revert back to the Xing An Shareholders.

Hong Yuan was incorporated in Heilongjiang Province on August 18, 2003, under the name Daxinganling Mohe County Hong Yuan Coal Mine Co., Ltd. Sheng Yu was incorporated in Heilongjiang Province on August 18, 2003, under the name Daxinganling Mohe County Sheng Yu Mining Co., Ltd. Each company produces coal for sale to utilities and industrial markets.  Both mines are located in Mohe County, in the most northern regions of China, and are geologically joined.  The Xing An shareholders acquired Hong Yuan on August 19, 2005 and Sheng Yu on May 8, 2005. From January 1, 2005 until these companies were acquired by Xing An shareholders, the mines these companies have mining rights to were not in operation.

On January 7, 2008, the Company amended its Articles of Incorporation to effect a 10-to-1 reverse stock split of its issued and outstanding shares of common stock and a proportional decrease of its authorized number of shares of common stock from 1,000,000,000 to 100,000,000 shares.

On June 8, 2010, the Company amended its Articles of Incorporation to change its name Songzai International Holding Group, Inc. to U.S. China Mining Group, Inc. On July 1, 2010, the Company filed a Certificate of Amendment with the Secretary of State of the State of Nevada changing its name to “U.S. China Mining Group, Inc.”

The accompanying unaudited financial statements were prepared by the Company in accordance with accounting principles generally accepted (“GAAP”) in the United States of America (“USA”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with USA GAAP were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company’s 2009 audited financial statements and footnotes. The results for the six and three months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of SGZH and its subsidiaries, Tong Gong and Xing An. All significant inter-company accounts and transactions were eliminated in consolidation.

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

Cash and Cash Equivalents

For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At June 30, 2010 and December 31, 2009, the Company had restricted cash of $214,639 and $213,345, respectively, in the bank pledged for coal mine safety required by the Heilongjiang Board for Overseeing Safety Production.

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

Asset Retirement Cost and Obligations

The Company uses Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, codified in FASB ASC Topic 410. This Statement generally requires that the Company’s legal obligations associated with the retirement of long-lived assets are recognized at fair value at the time the obligations are incurred. Obligations are incurred at the time development of a mine commences for underground mines or construction begins for support facilities, refuse areas and slurry ponds. The obligation’s fair value is determined using DCF techniques and is accreted over time to its expected settlement value. Upon initial recognition of a liability, a corresponding amount is capitalized as part of the carrying amount of the related long-lived asset. Amortization of the related asset is calculated on a unit-of-production method by amortizing the total estimated cost over the salable reserves determined under SEC Industry Guide 7, multiplied by the production during the period. The Company reviews its asset retirement obligations at least annually and makes necessary adjustments for permit changes as granted by state authorities and for revisions of estimates of the amount and timing of costs. For ongoing operations, adjustments to the liability result in an adjustment to the corresponding assets.

Xing An voluntarily applied to Daxinganling District Environment Protection Bureau for the asset retirement obligation and is obligated to account for land subsidence, restoration, rehabilitation and environmental protection at a rate of RMB 1 per ton based on total reserves at the end of the useful lives of the mines.

From January 1, 2009, Xing An and Tong Gong were required by the local Environment Protection Bureau and Heilongjiang Province National Land and Resources Administration Bureau (“HPNLRAB’) to deposit RMB 18,886,500 ($2,765,632) and RMB 5,000,000 ($731,090), respectively, within a certain period of time to a bank account held by local mining authority for land subsidence, restoration and rehabilitation when the mine is fully depleted.  At June 30, 2010, Xing An deposited RMB 5,665,950 ($830,000) and Tong Gong deposited RMB 1,030,000 ($150,800). See additional discussion in Note 10, “Asset Retirement Cost and Obligations.”

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

Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of June 30, 2010 and December 31, 2009, there were no impairments of its long-lived assets.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (codified in FASB ASC Topic 740) on January 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48. As a result of the implementation of Interpretation 48, the Company recognized no material adjustments to liabilities or stockholders’ equity. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. At June 30, 2010 and December 31, 2009, the Company did not take any uncertain positions that would necessitate recording of a tax related liability.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (“SAB”) 104 (codified in FASB ASC Topic 605). Coal sales include sales to customers of coal produced at Company operations and coal purchased from other coal mining companies. Sales are recognized when a formal arrangement exists, which is generally represented by a contract between the Company and the buyer; the price is fixed or determinable; title has passed to the buyer, which generally is at the time of delivery; no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as unearned revenue.

When the Company purchases coal from other mining companies, the customers pick up the coal at those coal mines’ premises or the coal is shipped directly from other coal mining companies. Purchases and shipments of the coal from other mining companies are arranged at the same time.  Sales of brokered coal are recognized at the time of delivery.

Sales represent the invoiced value of coal, net of value-added tax (“VAT”). All of the Company’s coal sold in the PRC is subject to a value-added tax of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing the finished product. The Company records VAT payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government.

Cost of Goods Sold

Cost of goods sold consists primarily of amortization of the mining rights, direct material, direct labor, depreciation of mining plant items such as the underground tunnel and the major mine well and related expenses, which are directly attributable to the production of coal. Write-down of inventory to lower of cost or market is also recorded in cost of goods sold.

Resource Compensation Fees

In accordance with the relevant regulations, a company engaged in coal production is required to pay a fee to the HPNLRAB for the depletion of coal resources. Tong Gong is required to pay mineral resource fees at a rate of RMB 3 per ton for its total production during the year; Xing An is required to pay resource fees at 1% of its total sales.  The Company expenses such costs as G&A expense when incurred.

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

The Company has cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC. Cash in state-owned banks is not covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in these bank accounts.

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

Basic and Diluted Earnings per Share (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares, warrants and stock options had been issued and if the additional common shares were dilutive. Diluted earnings per share are based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options and the if-converted method for the outstanding convertible preferred shares. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, convertible outstanding instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). The following table presents a reconciliation of basic and diluted earnings per share:

	Six Months Ended June 30,
	2010	2009

Net income	$3,958,009	$21,381,136

Weighted average shares outstanding - basic	14,932,582	14,932,582
Effect of dilutive securities:
Series “A” preferred stock	400,000	400,000
Options issued	20,703	5,722
Weighted average shares
outstanding - diluted	15,353,285	15,338,304

Earnings per share – basic	$0.27	$1.43
Earnings per share – diluted	$0.26	$1.39

	Three Months Ended June 30,
	2010	2009

Net income	$1,832,708	$11,379,693

Weighted average shares outstanding - basic	14,932,582	14,932,582
Effect of dilutive securities:
Series “A” preferred stock	400,000	400,000
Options issued	11,722	10,112
Weighted average shares
outstanding - diluted	15,344,304	15,342,694

Earnings per share – basic	$0.12	$0.76
Earnings per share – diluted	$0.12	$0.74

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to their short maturities.  ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial instruments held by the Company. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

 Fair Value Measurements and Disclosures

ASC Topic 820, “Fair Value Measurements and Disclosures,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The three levels are defined as follow:

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

As of June 30, 2010 and December 31, 2009, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Foreign Currency Translation and Comprehensive Income (Loss)

The functional currency of Tong Gong and Xing An is the Renminbi (“RMB”). For financial reporting purposes, RMB were translated into United States Dollars (“USD”) as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet dates. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period.

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

The Company uses SFAS No. 130 “Reporting Comprehensive Income” (codified in FASB ASC Topic 220). Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the six and three months ended June 30, 2010 and 2009, consisted of net income and foreign currency translation adjustments.

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

New Accounting Pronouncements

On July 1, 2009, the Company adopted Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”).  ASU No. 2009-01 re-defines authoritative GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification (“Codification”) and, for SEC registrants, guidance issued by the SEC.  The Codification is a reorganization and compilation of all then-existing authoritative GAAP for nongovernmental entities, except for guidance issued by the SEC.  The Codification is amended to effect non-SEC changes to authoritative GAAP.  Adoption of ASU No. 2009-01 only changed the referencing convention of GAAP in Notes to the Consolidated Financial Statements.

On February 25, 2010, the FASB issued ASU No. 2010-09 Subsequent Events Topic 855 “Amendments to Certain Recognition and Disclosure Requirements,” effective immediately. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of USA GAAP. The FASB believes these amendments remove potential conflicts with the SEC’s literature. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815 “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, Derivatives and Hedging — Embedded Derivatives — Recognition. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU is effective for the Company on July 1, 2010. Early adoption is permitted. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.” FASB ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. FASB ASU No. 2010-17 is effective for fiscal years beginning on or after June 15, 2010, and is effective on a prospective basis for milestones achieved after the adoption date. The Company does not expect this ASU will have a material impact on its financial position or results of operations when it adopts this update on January 1, 2011.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of June 30, 2010, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

3.    INVENTORY

Inventory, at June 30, 2010 and December 31, 2009, consisted of coal and materials needed for coal extraction.

 4.    PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at June 30, 2010 and December 31, 2009:

	2010	2009

Building	$5,045,267	$3,154,697
Mining structure	9,942,199	9,887,888
Production equipment	4,326,572	4,302,937
Office equipment	34,483	33,958
Vehicles	168,588	167,668
	19,517,109	17,547,148
Less: Accumulated depreciation	(6,331,586)	(5,532,904)
	$13,185,523	$12,014,244

Depreciation expense for the six months ended June 30, 2010 and 2009 was approximately $798,600 and $892,000, respectively.  Depreciation expense for the three months ended June 30, 2010 and 2009 was approximately $388,100 and $275,000, respectively.

5.   OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

Other receivables represented advances to employees for traveling and other business related expenses. Deposits mainly represented deposits to the government for certain mining certificates issued by the specific PRC authorities. Prepayments represented payments made for working supplies and utilities.

6.   PREPAID MINING RIGHTS

Prepaid mining rights represent the portion of the mining rights for which the Company previously paid. The price is determined by the local mining bureau from which the Company acquired its mining rights, based in part on market price set by the Heilongjiang National Land and Resources Administration Bureau and in part on negotiations with the local mining bureau. The price is established at the time of payment, regardless of when production of the underlying coal occurs. The price for Tong Gong was RMB 8 ($1.17) per ton for 2009 and 2008 and RMB 3.09 ($0.43) per ton for 2005 through 2007; the price for Xing An was RMB 9 ($1.32) per ton for 2009 and 2008, RMB 6 ($0.85) per ton for 2006 and 2007, and RMB 4 ($0.50) per ton for 2005. For any mining rights granted prior to September 1, 2006, the Company is generally required to pay for the entire amount of coal underlying such mining rights within five years from the date such right is granted unless specific good cause exists for extension. Effective September 1, 2006, under the authority of the Heilongjiang Geology and Mineral Exploration Office, the Company has ten years to fully pay for the coal underlying any mining rights granted on or after such date.

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

The Company’s prepaid mining rights consisted of the following at June 30, 2010 and December 31, 2009:

	2010	2009
Prepaid mining rights	$25,350,148	$25,211,669
Less: Amortized portion	(9,199,515)	(8,405,916)
Prepaid mining rights, net	$16,150,633	$16,805,753

The Company amortizes the mining rights by using total cost of mining rights (the sum of those for which the Company has paid and those for which the Company is still committed to pay) divided by total salable reserves determined under SEC Industry Guide 7, multiplied by production during the period.  The cost of unpaid mining rights is assumed to be the same as the most current price per ton paid by the Company (RMB 8 ($1.17) per ton).  Amortization expense was approximately $793,600 and $2,382,000 for the six months ended June 30, 2010 and 2009, respectively. Amortization expense was approximately $220,000 and $1,282,000 for the three months ended June 30, 2010 and 2009, respectively.

As of June 30, 2010 and December 31, 2009, the total quantity of coal the Company is legally allowed to extract under the mining rights of Xing An and Tong Gong was 25,931,500 tons (as per above table); however, as noted in the table above, this amount reflects the in place resources on which the mining rights are based and to which those mining rights extend. But these amounts, determined by the appropriate PRC authorities, do not coincide with the definition of proven and probable reserves of SEC Industry Guide 7, which would be 9.38 million tons as of December 31, 2009. The Company paid for 25,165,295 tons at June 30, 2010, and is committed to pay for 766,205 tons of coal at RMB 8 ($1.17) per ton, or $897,589, which must be paid by September 30, 2017. The prepayment of mining rights is accounted for similar to a royalty agreement as neither the payment terms nor the price per ton is fixed.

7. CONSTRUCTION IN PROGRESS

Construction in progress represented the amount paid for Xing An mines’ maintenance and retrofit project which commenced at the end of 2009. The project will take about 12 – 14 months to finish.

8.   RELATED PARTY TRANSACTIONS

Lease from shareholder

Xing An leases its office and certain office equipment under long-term leases from a principal shareholder for approximately $1,800 (RMB 12,500) per month. The operating leases require Xing An to pay certain operating expenses applicable to the leased premises.

Advance from shareholder

At June 30, 2010 and December 31, 2009, the Company owed a shareholder $2,847,138 and $2,321,360, respectively, for short-term advance as a result of this shareholder paying certain US headquarters’ G&A expenses for the Company. This short-term advance was payable upon demand with no collateral required. Imputed interest expense is charged at 6% on the amount due at the balance sheet date and is included as additional paid-in capital. Total imputed interest included as additional paid-in capital was $72,514 and $59,655 for the six months ended June 30, 2010 and 2009. Total imputed interest included as additional paid-in capital was $37,694 and $35,386 for the three months ended June 30, 2010 and 2009.

9.   ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at June 30, 2010 and December 31, 2009:
	2010	2009
Accrued liabilities	$54,418	$102,238
Other payables	1,291,974	872,281
Other government levies	1,771	-
Total	$1,348,163	$974,519

Accrued liabilities mainly represented accrued payroll and welfare expenses. Other payables mainly consisted of, payables for education and union outlays, transportation infrastructure construction fee, mine security special purpose fee and coal price adjusting fund. Other government levies included the fees Xing An was required to pay for Anti-flood and Education Surcharge Tax. Effective April 1, 2009, Xing An is exempted from the Education Surcharge Tax due to its status as an enterprise with foreign investment resulting from the reverse merger with the Company. Tong Gong is also exempted from Education Surcharge Tax.

10.   TAXES PAYABLE

Taxes payable consisted of the following at June 30, 2010 and December 31, 2009:

	2010	2009
Income tax payable	$850,962	$735,759
Value added tax payable	146,888	323,100
Resource tax payable	34,169	16,062
Other taxes	1,992	1,319
	$1,034,011	$1,076,240

11.   LONG TERM PAYABLE

Long term payable represented refundable deposit from an independent contractor who is responsible for the mining work at Tong Gong mine site. The Company outsourced Tong Gong mining work for a term of 3 years, and the contractor was required to pay a deposit for mining safety assurance, which will be refunded to this contractor once the contract term expires.

12.  ASSET RETIREMENT COST AND OBLIGATION

Xing An voluntarily applied to Daxinganling District Environment Protection Bureau for asset retirement obligation to get a tax deduction and is obligated to account for land subsidence, restoration, rehabilitation and environmental protection at a rate of RMB 1 ($0.15) per ton for total reserves at the end of the useful lives of the mines.  These activities include reclaiming the pit, sealing portals at underground mines, and reclaiming and vegetating refuse areas.

Effective January 1, 2009, Xing An and Tong Gong were informed they would be required by the local Environment Protection Bureau and HPNLRNB to deposit RMB 18,886,500 ($2,765,632) and RMB 5,000,000 ($731,090), respectively, within a period of time presently expected to be three to five years to a bank account held by local mining authority for land subsidence, restoration and rehabilitation when the mine is fully depleted.  At June 30, 2010, Xing An had deposited RMB 5,665,950 ($830,000), and Tong Gong deposited RMB 1,030,000 ($150,800).

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

The following table details the changes to the Company’s asset retirement cost. Asset Retirement Cost at June 30, 2010 and December 31, 2009 was:

	2010	2009
Asset retirement cost	$4,384,210	$4,360,262
Less: Accumulated amortization	(1,495,499)	(1,334,333)
	$2,888,711	$3,025,929

Amortization expense for asset retirement cost for the six months ended June 30, 2010 and 2009 was $161,100 and $406,000, respectively. Amortization expense for asset retirement cost for the three months ended June 30, 2010 and 2009 was $47,300 and $229,000, respectively

Asset Retirement Obligation at June 30, 2010 and December 31, 2009 consisted of the following:

	2010	2009
Balance at Beginning of Period	$4,060,461	$3,974,356
Asset Retirement Obligation for Tong Gong	-	867,435
Accretion of interest expense during the six months	101,727	195,394
Deposit for mine restoration	-	(980,632)
Foreign currency translation gain	22,817	3,908
Ending balance	$4,185,005	$4,060,461

13.  DEFERRED TAX ASSET, NET

Deferred tax asset represented differences between the tax and book bases of depreciation expense of mining shafts using unit-of-production method, amortization of mining rights for reserves under SEC Industry Guide 7, and amortization of asset retirement cost.

Deferred tax liability consisted of tax deductible safety and maintenance expenses for coal produced to be incurred in the future. It is deductible for tax purposes at a predetermined rate per ton of coal produced per year.  For financial reporting purposes, this was recorded as an appropriation of retained earnings. As defined under USA GAAP, a liability for safety and maintenance expenses does not exist at the balance sheet date because there is no present obligation to transfer assets or to provide services as a result of any past transaction (see Note 16 – Statutory Reserves).

Deferred tax asset (liability) consisted of the following at June 30, 2010 and December 31, 2009:

	2010	2009
Deferred tax asset for amortization of mining rights, amortization of asset retirement cost and depreciation of assets using unit-of-production method	$1,982,149	$2,017,029

Deferred tax liability for statutory reserves for Mine safety and maintenance expenses	(1,740,683)	(1,576,690)
Net deferred tax asset	$241,466	$440,339

14.  INCOME TAXES

The Company is subject to income taxes by entity on income from the tax jurisdiction in which each entity is domiciled.

U.S. China Mining Group, Inc., the US parent company was incorporated in Nevada and has net operating losses (“NOL”) for income tax purposes.  The US parent company has NOL carry forwards for income taxes of approximately $3,659,000 at June 30, 2010 which may be available to reduce future years’ taxable income as NOLs can be carried forward up to 20 years from the year the loss is incurred. Management believes the realization of the benefits from these losses is uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided for the US parent company.

Tong Gong is a Sino-foreign joint venture enterprise formed in the PRC that is subject to PRC income tax. According to the PRC government local tax bureau, Tong Gong was entitled to full income tax relief for the first two years commencing January 2005 and 15% for the subsequent three years from 2007 to 2009.  Effective January 1, 2008, the PRC government implemented new income tax rates with a maximum rate of 25%, under which Tong Gong is subject to a 12.5% income tax rate for 2008 and 2009, and 25% thereafter.

Effective February 13, 2009, Xing An became a foreign invested enterprise as a result of the reverse acquisition by the Company. Xing An is subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

Foreign pretax earnings approximated $6,474,000 for the six months ended June 30, 2010. Pretax earnings of a foreign subsidiary are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are indefinitely invested outside the United States. At June 30, 2010, approximately $35,576,000 of accumulated undistributed earnings of non-U.S. subsidiaries was indefinitely invested. At the existing U.S. federal income tax rate, additional taxes of approximately $5,093,000 would have to be provided if such earnings were remitted currently.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the six months ended June 30, 2010 and 2009:

	2010	2009
US statutory rates	34.0%	34.0%
Tax rate difference	(10.0)%	(8.6)%
Permanent difference on deferred tax	0.7%	-%
Change tax rate on deferred tax	4.0%	-%
Effect of tax holiday	-%	(4.2)%
Valuation allowance on US NOL	3.6%	0.6%
Tax per financial statements	32.3%	21.8%

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended June 30, 2010 and 2009:

	2010	2009
US statutory rates	34%	34%
Tax rate difference	(10.2)%	(8.8)%
Permanent difference on deferred tax	0.9%	-%
Change tax rate on deferred tax	-%	-%
Effect of tax holiday	-%	(4.5)%
Valuation allowance on US NOL	4.5%	0.5%
Tax per financial statements	29.2%	21.2%

15.  MAJOR CUSTOMERS AND VENDORS

Four customers accounted for 53%, 24%, 12% and 11% of the Company’s sales for the six months ended June 30, 2010, respectively.  Four customers accounted for 51%, 16%, 15% and 11% of the Company’s sales for the six months ended June 30, 2009, respectively.

Three customers accounted for 74%, 12% and 12% of the Company’s sales for the three months ended June 30, 2010, respectively. Three customers accounted for 48%, 29% and 14% of the Company’s sales for the three months ended June 30, 2009, respectively.

At June 30, 2010 and December 31, 2009, the total receivable balance due from these customers was $23,108 and $0, respectively.

There were no major vendors for the Company for the six and three months ended June 30, 2010 and 2009.

16.  STATUTORY RESERVES

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

Common welfare fund

Common welfare fund is a voluntary fund that the Company can elect to transfer 5% to 10% of its net income, as determined under PRC accounting rules and regulations, to this fund.  The Company did not make any contribution to this fund during the six and three months ended June 30, 2010 and 2009.

This fund can only be utilized on capital items for the collective benefit of the Company’s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation.

Non-Surplus reserve fund (Safety and Maintenance)

According to ruling No. 119 (2004) issued May 21, 2004, and amended ruling No. 168 (2005) on April 8, 2005 by the PRC Ministry of Finance regarding “Accrual and Utilization of Coal Production Safety Expense” and “Criterion on Coal Mine Maintenance and Improvement”, the Company is required to accrue safety and maintenance expenses monthly to the cost of production. The amount of the accrual is determined based on management’s best estimates within the unit price range provided by Ministry of Finance of PRC. Currently, Xing An accrues at RMB 8.7 ($1.27) per ton for safety expense and RMB 3 ($0.44) per ton for maintenance for the quantity of coal produced; and Tong Gong accrues at RMB 6 ($0.88) per ton for safety expense and RMB 8.7 ($1.27) per ton for maintenance for the quantity of coal produced. As defined under US GAAP, a liability for safety and maintenance expenses does not exist at the balance sheet date because there is no present obligation to transfer assets or to provide services as a result of any past transactions. Therefore, for financial reporting purposes, this reserve has been recorded as an appropriation of retained earnings.

The statutory reserves were as follows as of June 30, 2010 and December 31, 2009:

	2010	2009
Statutory surplus reserve	$3,164,024	$3,148,865
Safety and Maintenance reserve	6,442,821	5,839,772
Total statutory reserves	$9,606,845	$8,988,637

17.  STOCK-BASED COMPENSATION PLAN

On June 9, 2008, the Company granted options to an employee under the Company’s 2006 stock option plan to purchase up to 55,000 shares of the Company’s common stock at $9.35 per share for 5 years. The options vested and became exercisable immediately upon their issuance. The options were terminated on March 10, 2009 and replaced by same number of options with exercise price of $5.36 per share for 5 years under the Company’s 2009 stock option plan; the replaced options vested and became exercisable immediately upon their issuance.  Based on SFAS 123R (codified in FASB ASC Topic 718), the replaced options were a modification of the original options in substance; the Company compared the fair value of new options to the fair value of the original options based on the factors at the modification date, and concluded no incremental compensation cost needed to be recorded as the fair value of the new options was less than the fair value of the original options.

On March 10, 2009, the Company granted options to an independent director under the Company’s 2009 stock option plan to purchase up to 20,000 shares of the Company’s common stock at $6.30 per share for 5 years. The options vested and became exercisable in two equal installments: the first six months from the option grant date and the second six months thereafter.   On March 3, 2010, the Company granted another 20,000 stock options to this director with exercise price of $9.30 per share and a term of 5 years.  The options vest and become exercisable in two equal installments: the first six months from the option grant date and the second six months thereafter.

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

 The following table summarizes activities of these options for the six months ended June 30, 2010:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Outstanding at December 31, 2008	55,000	9.35	4.44
Exercisable at December 31, 2008	55,000
Cancelled	(55,000)	(9.35)	(4.44)
Exercised	-	-	-
Granted	75,000	5.61	5.00
Outstanding at December 31, 2009	75,000	$5.61	4.19
Exercisable at December 31, 2009	75,000
Granted	20,000	9.30	5.00
Exercised	-	-	-
Outstanding at March 31, 2010	95,000	$6.39	4.15
Exercisable at March 31, 2010	85,000
Exercised	-	-	-
Outstanding at June 30, 2010	95,000	$6.39	3.90
Exercisable at June 30, 2010	85,000

The Company recorded $64,345 and $29,659 of compensation expense for stock options during the six months ended June 30, 2010 and 2009, respectively.  The company recorded $35,260 and $23,885 of compensation expense for stock options during the three months ended June 30, 2010 and 2009. There were no options exercised during the six months ended June 30, 2010.

18.  CONTINGENCIES AND COMMITMENTS

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

For mining rights granted to the Company prior to September 1, 2006, the Company is required to pay for all of the coal underlying such mining rights within five years from the date such mining rights are approved by the HNLRAB unless specific good cause exists for extension.  For mining rights granted on or after September 1, 2006, full payment is required within ten years. The Company’s operations may be suspended if it is not able to make full payments within such periods.

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

The Company leases the office for Xing An in Jiagedaqi City and certain office equipment under long-term lease agreements with monthly payments of approximately $1,800 (RMB 12,500) expiring July 30, 2015. The operating lease agreements provide the Company pays certain operating expenses applicable to the leased premises.

The Company’s total rental expense for the six months ended June 30, 2010 and 2009 was approximately $40,000 and $40,000, respectively.  The Company’s total rental expense for the three months ended June 30, 2010 and 2009 was approximately $20,000 and $20,000, respectively.

As of June 30, 2010, the future minimum annual lease payments required under operating leases for the twelve months ending June 30, are as follows by years:

2011	$79,116
2012	31,186
2013	21,600
2014	21,600
2015	21,600
Thereafter	1,800
Total future lease payments	$176,902

19.   ACQUISITION OF LIUJIAQU COAL MINE

On May 19 2010, the Company  entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") to acquire the Erdos City Dongsheng District Liujiaqu Coal Mine ("Liujiaqu Coal Mine") located in the Inner Mongolia region of the PRC. Pursuant to the Asset Purchase Agreement, the Company shall acquire the Liujiaqu Coal Mine in consideration for a cash payment in the amount of USD $30 million and the issuance of an aggregate of 10,000,000 shares of the Company's common stock, which amount may be reduced if the average closing price of the Company's common stock on the Over-The-Counter Bulletin Board over the 10-day period ending on the day prior to the closing date is greater than $7.00 per share. In addition, the Seller will receive a continuing interest equal to 30% of the net profits from the operation of the Liujiaqu Coal Mine. The Company anticipates that the acquisition will be consummated with the completion of industrial and commercial registration for the change of ownership within 3 months from the date the Seller receives the cash portion of the consideration. Each party of the Asset Purchase Agreement has the rights to terminate if the closing does not occur by September 30, 2010 and the terminating party has not caused the closing not to occur by breaching the Purchase Agreement.

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

In this Form 10-Q, references to “we”, “our”, “us”, the “Company”, “SGZH” or the “Registrant” refer to U.S. China Mining  Group, Inc.

OVERVIEW

We are a company engaged in coal production and sales by exploring, assembling, assessing, permitting, developing and mining coal properties in the People’s Republic of China (“PRC”). After obtaining permits from the Heilongjiang Province National Land and Resources Administration Bureau and the Heilongjiang Province Coal Production Safety Bureau, we extract coal from properties to which we have the right to mine capped amounts of coal, and then sell most of the coal on a per metric ton (“ton”) basis for cash on delivery, primarily to power plants, cement factories, wholesalers and individuals for home heating. We do not own the coal mines, but have mining rights to extract a capped amount of coal from a mine as determined by government authorized mining engineers and approved by the Heilongjiang Department of Land and Resources. Through the end of March 2008, our business consisted of the operations of Tong Gong coal mine in northern PRC, located approximately 175 km southwest of the city of Heihe in the Heilongjiang Province.

Pursuant to a stock purchase agreement that we entered into on December 31, 2007, on April 4, 2008, we added two coal mines to our operations when we completed the acquisition of two mining companies under common ownership in the PRC, Hong Yuan and Sheng Yu.  In connection with that transaction, the Xing An shareholders received 8 million shares of SGZH common stock and $30 million in cash, which is treated as a dividend pursuant to the accounting treatment applied to the transaction. The purchase price was determined by multiplying the number of shares of SGZH outstanding just prior to the transaction (400,000 Series A preferred shares and 6,932,582 common shares) valued at the average stock price of SGZH stock two days before and two days after the Agreement date. After the closing of this acquisition transaction, the Xing An Shareholders now collectively own 53% of the combined company. Accordingly, for accounting purposes, the transaction is accounted for as a reverse acquisition of the Company by Xing An. Xing An operates two coal mines, the Hong Yuan and Sheng Yu mines, located in Mohe City in Heilongjiang Province.

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

Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of SGZH and its subsidiaries, Tong Gong, and Xing An. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Revenue Recognition

The Company's revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (“SAB”) 104, codified in FASB ASC Topic 605.  Coal sales revenues include sales to customers of coal produced at Company operations and brokered coal sales, where coal is purchased from other coal mining companies and sold at a higher rate to third parties. Sales revenue is recognized when a formal arrangement exists, which is generally represented by a contract between the Company and the buyer; the price is fixed or determinable; title has passed to the buyer, which generally is at the time of delivery; no other significant obligations of the Company exist and collectability is reasonably assured.  Payments received before all of the relevant criteria for revenue recognition are recorded as unearned revenue.

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

Recent Accounting Pronouncements

On July 1, 2009, the Company adopted Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”).  ASU No. 2009-01 re-defines authoritative GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification (“Codification”) and, for SEC registrants, guidance issued by the SEC.  The Codification is a reorganization and compilation of all then-existing authoritative GAAP for nongovernmental entities, except for guidance issued by the SEC.  The Codification is amended to effect non-SEC changes to authoritative GAAP.  Adoption of ASU No. 2009-01 only changed the referencing convention of GAAP in Notes to the Consolidated Financial Statements.

On February 25, 2010, the FASB issued ASU No. 2010-09 Subsequent Events Topic 855 “Amendments to Certain Recognition and Disclosure Requirements,” effective immediately. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of US GAAP. The FASB believes these amendments remove potential conflicts with the SEC’s literature. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815 “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, Derivatives and Hedging — Embedded Derivatives — Recognition. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU is effective for the Company on July 1, 2010. Early adoption is permitted. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.” FASB ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. FASB ASU No. 2010-17 is effective for fiscal years beginning on or after June 15, 2010, and is effective on a prospective basis for milestones achieved after the adoption date. The Company does not expect this ASU will have a material impact on its financial position or results of operations when it adopts this update on January 1, 2011.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of June 30, 2010, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

RESULTS OF OPERATIONS

Comparison of the six months ended June 30, 2010 and 2009

The following table sets forth the results of our operations for the six months ended June 30 in each of the years indicated as a percentage of net sales:

	2010			2009
	$		% of Sales	$		% of Sales
Sales		22,524,065	100%		44,937,620	100%
Cost of Goods Sold		13,816,910	61%		15,738,403	35%
Gross Profit		8,707,155	39%		29,199,217	65%
Operating Expenses		2,721,137	12%		1,705,631	4%
Income from Operations		5,986,018	27%		27,493,586	61%
Other Expenses, net		139,523	0.6%		141,795	0.3%
Income tax		1,888,486	8%		5,970,655	13%
Net Income		3,958,009	18%		21,381,136	48%

Coal mining production, brokerage and sales at our three mines, in tons, for the periods indicated:

	Tong Gong Coal Mine
	Salable Production (tons)		Brokerage (tons)		Sales (tons)
	2010	2009	2010	2009	2010	2009

Six months ended June 30,	138,216	282,584	50,000	-	188,216	282,584

	Xing An Coal Mines (Hong Yuan and Sheng Yu)
	Salable Production (tons)		Brokerage (tons)		Sales (tons)
	2010	2009	2010	2009	2010	2009

Six months ended June 30,	148,818	396,466	189,975	180,000	291,395	574,755

Sales. Our revenues are derived from the sales of coal. During the six months ended June 30, 2010, we had sales of $22.52 million compared to $44.94 million for the same period of 2009, a decrease of approximately 50%.  The decrease in sales was primarily attributed to decreased production of Tong Gong Mine as a result of changing and rearranging of our annual production plan due to outsourcing the mining work to independent contractors, and decreased production of Xing An Mines as a result of mine maintenance and retrofit projects commenced since the end of fiscal 2009. The Xing An project is expected to take about 12 to 14 months.  We expect to partially resume production in November of 2010 and fully resume production in February of 2011. We expect that these mine improvements will improve efficiencies, lower costs and greatly enhance our growth and profitability once completed. The average selling price per ton for the six months ended June 30, 2010 was $47.2 as compared to $52.42 for the same period of 2009, a decrease of 10%, resulting from a decrease in average market selling price of coal in the Heilongjiang Province.  Our total sales volume was 479,611 tons for the six months ended June 30, 2010, compared to 857,399 tons for the same period of 2009, a decrease of approximately 44%.

Cost of Goods Sold.  Cost of goods sold for the six months ended June 30, 2010 was $13.82 million, a decrease of $1.92 million or approximately 12%, from $15.74 million for the same period of 2009. Our total production during the six months ended June 30, 2010 was 287,034 tons, compared to 679,050 tons produced for the same period of 2009, a decrease of 392,016 tons. Cost of goods sold as a percentage of sales increased to approximately 61% for the six months ended June 30, 2010 from approximately 35% for the same period of 2009. This increase was mainly due to the significant decrease in sales and the increase in the average cost per ton.  Our average cost per ton was $28.95 in the six months ended June 30, 2010, compared to $17.18 for the same period in 2009.  This increase was primarily attributable to increased cost per ton of outsourcing the mining work as a result of overall price inflation in China, as well as the non-cash increase of cost per ton from amortization of cost of prepaid mining rights and the depreciation expense related to our mineshafts resulting from the reserve appraisal of December 31, 2009. These reserves were appraised as of December 31, 2009 under Industry Guide 7. Utilizing Industry Guide 7 as a guideline resulted in our recording a significantly lower amount of reserve, as compared with the reserve amount that was evaluated under PRC standards, which resulted in an increase in cost of goods sold per ton.

Gross Profit. Gross profit was $8.71 million for the six months ended June 30 of 2010 compared to $29.20 million for the same period of 2009, a decrease of $20.49 million.  Our gross profit as a percentage of sales was approximately 39% and 65% in the six months ended June 30, 2010 and 2009, respectively. The decrease in gross profit margin was mainly attributable to the decreased production and sales volume, decreased average selling price per ton and increased average cost per ton for the reasons described above.

Operating Expenses.  Operating expenses totaled $2.72 million for the six months ended June 30, 2010 compared to $1.71 million for the same period of 2009, an increase of $1.01 million or approximately 60%.  This increase was primarily attributable to increased amortization expense for our asset retirement cost, which cost was amortized over the adjusted salable reserves that were appraised as of December 31, 2009 under Industry Guide 7. Utilizing Industry Guide 7 as a guideline resulted in our recording a significantly lower amount of reserve as compared with the reserve amount that was evaluated under PRC standards.  The increase was also attributable to 1) increase in transportation infrastructure construction fee for both Tong Gong and Xing An, which was a new fee levied by the provincial government starting in 2010 and charged at RMB 10 per ton based on sales volume; 2) coal mine security special purpose fee for Tong Gong, a new fee levied by the local authority starting in June of 2010 and charged at RMB 10 per ton based on sales volume; and 3) coal price adjusting fund for Tong Gong, a new fee levied by the local authority starting in June of 2010 and charged at RMB 20 per ton based on sales volume.

Net Income. Our net income for the six months ended June 30, 2010 was $3.96 million compared to net income of $21.38 million for the same period of 2009, a decrease of $17.42 million.  Net income as a percentage of sales decreased from 48% for the six months ended June 30 of 2009 to 18% for the same period of 2010. This was mainly attributed to the significant decrease in the production and sales volume, increase in average cost per ton of coal, and increased operating expenses as a result of certain new levies required by the provincial and local authorities staring from the second quarter of 2010, all as described above.

Comparison of the three months ended June 30, 2010 and 2009

The following table sets forth the results of our operations for the three months ended June 30 in each of the years indicated as a percentage of net sales:

	2010			2009
	$		% of Sales	$		% of Sales
Sales		9,965,946	100%		24,179,166	100%
Cost of Goods Sold		6,091,287	61%		8,777,045	36%
Gross Profit		3,874,659	39%		15,402,121	64%
Operating Expenses		1,219,518	12%		867,199	3.6%
Income from Operations		2,655,141	27%		14,534,922	60%
Other Expenses, net		64,462	0.6%		87,732	0.4%
Income tax		757,971	8%		3,067,497	13%
Net Income		1,832,708	18%		11,379,694	47%

Coal mining production, brokerage and sales at our three mines, in tons, for the periods indicated:

	Tong Gong Coal Mine
	Salable Production (tons)		Brokerage (tons)		Sales (tons)
	2010	2009	2010	2009	2010	2009

Three months ended June 30,	49,310	184,553	50,000	-	99,310	184,553

	Xing An Coal Mines (Hong Yuan and Sheng Yu)
	Salable Production (tons)		Brokerage (tons)		Sales (tons)
	2010	2009	2010	2009	2010	2009

Three months ended June 30,	-	-	159,679	180,000	116,179	303,002

Sales. Our revenues are derived from the sales of coal. During the three months ended June 30, 2010, we had sales of $9.97 million compared to $24.18 million for the same period of 2009, a decrease of approximately 59%.  The decrease in sales was primarily attributed to decreased production of Tong Gong Mine as a result of changing and rearranging of our annual production plan due to outsourcing the mining work to independent contractors, and decreased production of Xing An Mines as a result of mine maintenance and retrofit projects commenced since the end of fiscal 2009. The Xing An project is expected to take about 12 - 14 months.  We expect to partially resume production in November of 2010 and fully resume production in February of 2011. We expect that these mine improvements will improve efficiencies, lower costs and greatly enhance our growth and profitability once completed. The average selling price per ton for the three months ended June 30, 2010 was $46.25 as compared to $49.59 for the same period of 2009, a decrease of 7%, resulting from a decrease in average market selling price of coal in the Heilongjiang Province.  Our total sales volume was 215,489 tons for the three months ended June 30, 2010, compared to 487,555 tons for the same period of 2009, a decrease of approximately 56%.

Cost of Goods Sold.  Cost of goods sold for the three months ended June 30, 2010 was $6.09 million, a decrease of $2.69 million or approximately 31%, from $8.78 million for the same period of 2009. Our total production during the three months ended June 30, 2010 was 49,310 tons, compared to 184,553 tons produced for the same period of 2009, a decrease of 135,243 tons. Cost of goods sold as a percentage of sales increased to approximately 61% for the three months ended June 30, 2010 from approximately 36% for the same period of 2009. This increase was mainly due to the significant decrease in sales and the increase in the average cost per ton.  Our average cost per ton was $28.27 in the three months ended June 30, 2010, compared to $16.96 for the same period in 2009.  This increase was primarily attributable to increased cost per ton of outsourcing the mining work as a result of overall price inflation in China, as well as the non-cash increase of cost per ton from the amortization of cost of prepaid mining rights and the depreciation expense related to our mineshafts resulting from the reserve appraisal of December 31, 2009. These reserves were appraised as of December 31, 2009 under Industry Guide 7. Utilizing Industry Guide 7 as a guideline resulted in our recording a significantly lower amount of reserve, as compared with the reserve amount that was evaluated under PRC standards, which resulted in an increase in cost of goods sold per ton.

Gross Profit. Gross profit was $3.87 million for the three months ended June 30, 2010 compared to $15.40 million for the same period of 2009, a decrease of $11.53 million.  Our gross profit as a percentage of sales was approximately 39% and 64% in the three months ended June 30, 2010 and 2009, respectively. The decrease in gross profit margin was mainly attributable to the decreased production and sales volume, decreased average selling price per ton and increased average cost per ton.

Operating Expenses.  Operating expenses totaled $1.22 million for the three months ended June 30, 2010 compared to $0.87 million for the same period of 2009, an increase of $0.35 million or approximately 41%.  This increase was primarily attributable to increased travel, lodging and marketing expenses in connection with a financing. The increase was also attributable to 1) increase in transportation infrastructure construction fee for both Tong Gong and Xing An, which was a new fee levied by the provincial government starting in May, 2010 and charged at RMB 10 per ton based on sales volume; 2) coal mine security special purpose fee for Tong Gong, a new fee levied by the local authority starting in June of 2010 and charged at RMB 10 per ton based on sales volume; and 3) coal price adjusting fund for Tong Gong, a new fee levied by the local authority starting in June of 2010 and charged at RMB 20 per ton based on sales volume.

Net Income. Our net income for the three months ended June 30, 2010 was $1.83 million compared to net income of $11.38 million for the same period of 2009, a decrease of $9.55 million.  Net income as a percentage of sales decreased from 47% for the three months ended June 30, 2009 to 18% for the same period of 2010. This is mainly attributed to the significant decrease in the production and sales volume, increased average cost per ton of coal, and increased operating expenses as a result of certain new levies required by the provincial and local government staring from the second quarter of 2010, all as described above.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Comparison of the six months ended June 30, 2010 and 2009

As of June 30, 2010, we had cash and cash equivalents of $32.86 million. Our working capital was approximately $28.57 million. The ratio of current assets to current liabilities was 5.99:1 at June 30, 2010.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2010 and 2009:

	2010	2009
Cash provided by (used in):
Operating Activities	$3,627,635	$25,533,332
Investing Activities	$(2,729,148)	$(92,213)
Financing Activities	$525,777	$(10,859,692)

Net cash generated by operating activities was $3.63 million in the six months ended June 30, 2010 as compared to net cash provided by operating activities of $25.53 million in the same period of 2009.  The decrease in cash inflow during the 2010 period resulted primarily from the decrease in net income in the six months ended June 30, 2010, increase in inventory from purchase of brokered coal near quarter end, decrease in accounts payable outstanding as a result of cash payment made, and decrease in unearned revenue as a result of less cash deposit received from customers due to decreased sales volume during the six months ended June 30, 2010.

Net cash used in investing activities was $2.73 million in six months ended June 30, 2010 as compared to $0.09 million in the same period of 2009. In the six months ended June 30, 2010, we paid approximately $2.73 million for acquisition of property and construction in progress for the Xing An mines retrofit. The cash used in the same period of 2009 was mainly due to the purchase of mining equipment and construction of an employee training room and shower facility at the Tong Gong mine site.

Net cash provided by financing activities was $0.53 million in the six months ended June 30, 2010 as compared to $10.86 million used in the same period of 2009. The increase in cash inflow from financing activities for the six months ended June 30, 2010 was primarily due to an increase in short-term advance from shareholder for paying certain G&A expenses incurred by the US parent company, while in the same period of 2009, we repaid $12 million to the selling shareholders of Xing An in connection with the acquisition of Xing An.

Based on our current expectations, we believe our cash and cash equivalents, and cash generated from operations will satisfy our working capital needs, and other liquidity requirements associated with our existing operations through the remainder of this year. We will continue to seek opportunities to expand our existing mining operations and acquire additional coal mining rights, and we expect to finance such acquisitions through the issuance of debt or equity securities. Failure to obtain such financing could have a material adverse effect on our plans for expansion.

We do not believe inflation has had a negative impact on our results of operations.

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

The following tables summarize our contractual obligations as of June 30, 2010, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +

Contractual Obligations:
Operating Leases	$176,902	$79,116	$52,786	$45,000	$-
Mining Rights	897,589	-	-	-	897,589
Total Contractual Obligations:	$1,074,491	$79,116	$52,786	$45,000	$897,589

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

As of June 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective at the reasonable assurance level.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the six and three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   [REMOVED AND RESERVED]

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibit No.                      Description

3.1	Articles of Incorporation dated June 7, 2001. (1)

3.2	Certificate of Amendment to Articles of Incorporation dated October 23, 2003. (2)

3.3	Articles of Exchange among Harbin Yong Heng Ke Ji Fa Zhan You Xian Ze Reng Gong Si and Songzai International Holding Group, Inc. (3)

3.4	Certificates of Amendments to Articles of Incorporation, dated October 23, 2003. (3)

3.5	Certificate of Amendment to Articles of Incorporation dated July 16, 2004. (1)

3.6	Certificate of Designation, Preference and Rights of Convertible Preferred Stock dated January 9, 2006. (1)

3.7	Certificate of Change Pursuant to NRS 78.209 as filed with the Secretary of State of Nevada on January 7, 2008. (4)

3.8	Certificate of Amendment to Articles of Incorporation dated July 1, 2010. (5)

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer. (5)

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer. (5)

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer. (5)

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer. (5)

(1)	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB filed on March 31, 2006.

(2)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 30, 2009.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A filed on May 14, 2004.

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 10, 2008.

(5)	Exhibits filed herewith.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. CHINA MINING GROUP, INC. (Registrant)

Date: August 16, 2010	By:	/s/ Hongwen Li
Hongwen Li
Chief Executive Officer

Date: August 16, 2010	By:	/s/ Weiwei Li
Weiwei Li
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.8	Certificate of Amendment to Articles of Incorporation dated July 1, 2010.

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer.

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer.

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer.

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer.