Form 10-Q
period 2010-09-30
U.S. China Mining Group, Inc.
filed 2010-11-12
CIK 1145761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares of common stock outstanding as of September 30, 2010: 14,932,582

U.S. CHINA MINING GROUP INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

U.S. CHINA MINING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of September 30, 2010	As of December 31, 2009
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$40,144,805	$31,260,184
Restricted cash	217,578	213,345
Accounts receivable	107,870	-
Other receivables, deposits and prepayments	27,498	25,359
Inventory	703,457	6,542

Total current assets	41,201,208	31,505,430

NONCURRENT ASSETS
Goodwill	26,180,923	26,180,923
Prepaid mining right, net	16,257,441	16,805,753
Long term prepaid expense	-	13,669
Property and equipment, net	13,026,819	12,014,244
Construction in progress	1,035,077	-
Deferred tax asset, net	260,260	440,339
Asset retirement cost, net	2,902,205	3,025,929

Total noncurrent assets	59,662,725	58,480,857

TOTAL ASSETS	$100,863,933	$89,986,287

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$227,502	$579,307
Unearned revenue	547,234	1,705,981
Accrued liabilities and other payables	1,864,791	974,519
Taxes payable	2,327,147	1,076,240
Advance from shareholder	3,030,338	2,321,360

Total current liabilities	7,997,012	6,657,407

NONCURRENT LIABILITIES
Long-term payable	298,458	82,213
Asset retirement obligation, net of deposit for mine restoration of $1,150,442 and $980,632, respectively	4,141,682	4,060,461

Total noncurrent liabilities	4,440,140	4,142,674

Total liabilities	12,437,152	10,800,081

CONTINGENCIES AND COMMITMENT

STOCKHOLDERS' EQUITY
Series A Preferred Stock, $0.001 par value, 8,000,000 shares authorized, 400,000 shares issued and outstanding	400	400
Common stock, $0.001 par value, 100,000,000 shares authorized, 14,932,582 shares issued and outstanding	14,932	14,932
Additional paid in capital	39,174,138	38,929,284
Statutory reserves	9,675,053	8,988,637
Accumulated other comprehensive income	4,549,615	3,362,044
Retained earnings	35,012,643	27,890,909

Total stockholders' equity	88,426,781	79,186,206

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$100,863,933	$89,986,287

The accompanying notes are an integral part of the consolidated financial statements.

U.S. CHINA MINING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
	2010	2009	2010	2009

Net sales	$40,378,548	$54,204,888	$17,854,483	$9,267,268
Cost of goods sold	23,883,406	20,502,960	10,066,496	4,764,557

Gross profit	16,495,142	33,701,928	7,787,987	4,502,711

Operating expenses
Selling	1,007,364	793,389	441,897	256,350
General and administrative	4,182,993	1,826,959	2,027,323	658,368

Total operating expenses	5,190,357	2,620,348	2,469,220	914,718

Income from operations	11,304,785	31,081,580	5,318,767	3,587,993

Non-operating income (expenses)
Interest income	60,118	24,379	25,273	7,753
Interest expense	(268,360)	(235,967)	(93,992)	(77,546)

Total non-operating expenses, net	(208,242)	(211,588)	(68,719)	(69,793)

Income before income tax	11,096,543	30,869,992	5,250,048	3,518,200
Provision for income tax	3,288,394	6,731,036	1,399,908	760,381

Net income	7,808,149	24,138,956	3,850,140	2,757,819

Other comprehensive income
Foreign currency translation gain (loss)	1,187,571	(171,736)	860,377	(3,273)

Comprehensive Income	$8,995,720	$23,967,220	$4,710,517	$2,754,546

Basic weighted average shares outstanding	14,932,582	14,932,582	14,932,582	14,932,582

Diluted weighted average shares outstanding	15,344,113	15,341,847	15,332,582	15,348,469

Basic net earnings per share	$0.52	$1.62	$0.26	$0.18

Diluted net earnings per share	$0.51	$1.57	$0.25	$0.18

The accompanying notes are an integral part of the consolidated financial statements.

U.S. CHINA MINING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,808,149	$24,138,956
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	2,128,597	3,705,738
Accretion of interest on asset retirement obligation	153,003	145,293
Imputed interest	115,221	90,312
Stock option compensation	129,633	53,807
Changes in deferred tax	185,503	(117,010)
(Increase) decrease in current assets:
Accounts receivable	(106,195)	(122,791)
Other receivables, deposits and prepayments	11,606	(775,504)
Inventory	(685,971)	(316,263)
Deposit for mine restoration	(148,863)	(152,703)
Increase (decrease) in current liabilities:
Accounts payable	(356,309)	440,563
Unearned revenue	(1,172,608)	976,444
Accrued liabilities and other payables	1,069,602	(16,824)
Taxes payable	1,211,386	(5,590,755)

Net cash provided by operating activities	10,342,754	22,459,263

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	(184)	(122)
Acquisition of property, plant & equipment	(1,869,189)	(110,672)
Construction in progress	(1,019,017)	(10,978)

Net cash used in investing activities	(2,888,390)	(121,772)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to shareholders	708,977	(11,438,325)
Due from shareholders	-	258,417

Net cash provided by (used in) financing activities	708,977	(11,179,908)

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	721,280	18,961

NET INCREASE IN CASH & CASH EQUIVALENTS	8,884,621	11,176,544

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	31,260,184	16,744,741

CASH & CASH EQUIVALENTS, END OF PERIOD	$40,144,805	$27,921,285

Supplemental Cash flow data:
Income tax paid	$2,283,250	$12,146,558
Interest paid	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

U.S. CHINA MINING GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

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

On December 31, 2007, the Company entered into a Stock Purchase Agreement (the “Agreement”) to acquire two PRC mining companies under common ownership: Heilongjiang Xing An Group Hong Yuan Coal Mine Co., Ltd. (“Hong Yuan”) and Heilongjiang Xing An Group Sheng Yu Mining Co., Ltd. (“Sheng Yu”) and with Hong Yuan sometimes collectively as “Xing An” for  400,000 Series A preferred shares and 6,932,582 common shares valued at the average stock price of SGZH stock two days before and two days after the Agreement date.  This transaction was completed on April 4, 2008, and the Xing An shareholders received 8 million shares of SGZH common stock and $30 million, which was treated as a dividend pursuant to the accounting treatment applied to the transaction.  As a result of the transaction Xing An shareholders then owned 53% of the combined company.  For accounting purposes, the transaction was accounted for as a reverse acquisition of the Company by Xing An.

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

On June 8, 2010, the Company amended its Articles of Incorporation to change its name from Songzai International Holding Group, Inc. to U.S. China Mining Group, Inc. On July 1, 2010, the Company filed a Certificate of Amendment with the Secretary of State of the State of Nevada changing its name to “U.S. China Mining Group, Inc.”

The accompanying unaudited financial statements were prepared by the Company in accordance with accounting principles generally accepted (“GAAP”) in the United States of America (“USA”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with USA GAAP were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company’s 2009 audited financial statements and footnotes. The results for the nine and three months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

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

Cash and Cash Equivalents

For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At September 30, 2010 and December 31, 2009, the Company had restricted cash of $217,578 and $213,345, respectively, in the bank pledged for coal mine safety required by the Heilongjiang Board for Overseeing Safety Production.

Accounts Receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.

Inventory

Inventory consists of coal extracted from the ground that is available for delivery to customers, as well as extracted coal removed from the ground but not yet processed through a wash plant. Inventory is valued at the lower of average cost or market, cost being determined on a first in, first out method and including labor costs and all expenditures directly related to the removal of coal.

Prepaid Mining Rights

Prepaid mining rights represent the portion of the mining rights for which the Company has previously paid.   Prepaid mining rights are expensed based on actual production volume during the period. See additional discussion in Note 6, “Prepaid Mining Rights.”

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement No. 142”), codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, goodwill is not amortized but is tested for impairment, annually or when circumstances indicate a possible impairment may exist. Impairment testing is performed at a reporting unit level. An impairment loss generally would be recognized when the carrying amount of the reporting unit exceeds its fair value, with the fair value of the reporting unit determined using discounted cash flow (DCF) analysis. A number of significant assumptions and estimates are involved in the application of the DCF analysis to forecast operating cash flows, including the discount rate, the internal rate of return, and projections of realizations and costs to produce. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated.

On April 4, 2008, the Company completed the acquisition of 90% of Xing An pursuant to the Agreement for price determined by multiplying the number of shares of SGZH outstanding just prior to the transaction (400,000 Series A preferred shares and 6,932,582 common shares) by the average stock price of SGZH stock two days before and two days after the Agreement date. In connection with the transaction, the Xing An shareholders received 8 million shares of SGZH common stock and $30 million, which was treated as a dividend payable and was recorded as a charge to retained earnings.  The total consideration exceeded the fair value of the net assets acquired by $26,180,923 which was recorded as goodwill. As a result of the acquisition, the Xing An Shareholders then owned 53% of the combined company. For accounting purposes, the acquisition of Xing An by SGZH is accounted for as a reverse acquisition of SGZH by Xing An.

Asset Retirement Cost and Obligations, Deposit for Mine Restoration

The Company uses Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, codified in FASB ASC Topic 410. This Statement generally requires the Company’s legal obligations associated with the retirement of long-lived assets are recognized at fair value at the time the obligations are incurred. Obligations are incurred when development of a mine commences for underground mines or construction begins for support facilities, refuse areas and slurry ponds. The obligation’s fair value is determined using DCF techniques and is accreted over time to its expected settlement value. Upon initial recognition of a liability, a corresponding amount is capitalized as part of the carrying amount of the related long-lived asset. Amortization of the related asset is calculated on a unit-of-production method by amortizing the total estimated cost over the salable reserves determined under SEC Industry Guide 7, multiplied by the production during the period. The Company reviews its asset retirement obligations at least annually and makes necessary adjustments for permit changes as granted by state authorities and for revisions of estimates of the amount and timing of costs. For ongoing operations, adjustments to the liability result in an adjustment to the corresponding assets.

Xing An voluntarily applied to Daxinganling District Environment Protection Bureau for the asset retirement obligation and is obligated to account for land subsidence, restoration, rehabilitation and environmental protection at a rate of RMB 1 per ton based on total reserves at the end of the useful lives of the mines.

From January 1, 2009, Xing An and Tong Gong were required by the local Environment Protection Bureau and Heilongjiang Province National Land and Resources Administration Bureau (“HPNLRAB’) to deposit RMB 18,886,500 ($2,765,632) and RMB 5,000,000 ($731,090), respectively, within a certain period of time to a bank account held by local mining authority for land subsidence, restoration and rehabilitation when the mine is fully depleted.  At September 30, 2010, Xing An deposited RMB 5,665,950 ($845,525) and Tong Gong deposited RMB 2,043,280 ($304,917). See additional discussion in Note 12, “Asset Retirement Cost and Obligations.”

Environmental Costs

The PRC adopted environmental laws and regulations that affect the operations of the coal mining industry. The outcome of environmental liabilities under proposed or future environmental legislation cannot be reasonably estimated at present, and could be material. Under existing legislation, however, Company management believes there are no probable liabilities that will have a material adverse effect on the financial position of the Company.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Costs of mine development, expansion of the capacity of or extending the life of our mine are capitalized and principally amortized using the units-of-production method over the actual tons of coal produced directly benefiting from the capital expenditure. Mobile mining equipment and other fixed assets are stated at cost and depreciated on a straight-line basis over the estimated useful lives of 10 to 15 years. Leasehold improvements are amortized over their estimated useful lives or the term of the lease, whichever is shorter. Major repairs and betterments that significantly extend original useful lives or improve productivity are capitalized and depreciated over the period benefited. Maintenance and repairs are expensed as incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations.

The estimated useful lives for each category of fixed assets in years are as follows:

Plant and Machinery	10-15
Motor Vehicles	5
Building and Mining Structure	10-20

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

Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of September 30, 2010 and December 31, 2009, there were no impairments of its long-lived assets.

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” codified in FASB ASC Topic 740, which requires recognition of deferred tax assets and liabilities for expected future tax consequences of events included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), codified in FASB ASC Topic 740. When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. At September 30, 2010 and December 31, 2009, the Company did not take any uncertain positions that would necessitate recording of a tax related liability.

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

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist primarily of accounts and other receivables. The Company does not require collateral or other security to support these receivables. The Company conducts periodic reviews of its customers’ financial condition and customer payment practices to minimize collection risk on its receivables.

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

Basic and Diluted Earnings per Share (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares, warrants and stock options had been issued and if the additional common shares were dilutive. Diluted earnings per share are based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options and the if-converted method for the outstanding convertible preferred shares. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, convertible outstanding instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). The following tables present a reconciliation of basic and diluted earnings per share:

	Nine Months Ended September 30,
	2010	2009

Net income	$7,808,149	$24,138,956

Weighted average shares outstanding - basic	14,932,582	14,932,582
Effect of dilutive securities:
Series “A” preferred stock	400,000	400,000
Options issued	11,531	9,265
Weighted average shares
outstanding - diluted	15,344,113	15,341,847

Earnings per share – basic	$0.52	$1.62
Earnings per share – diluted	$0.51	$1.57

	Three Months Ended September 30,
	2010	2009

Net income	$3,850,140	$2,757,819

Weighted average shares outstanding - basic	14,932,582	14,932,582
Effect of dilutive securities:
Series “A” preferred stock	400,000	400,000
Options issued	-	15,887
Weighted average shares
outstanding - diluted	15,332,582	15,348,469

Earnings per share – basic	$0.26	$0.18
Earnings per share – diluted	$0.25	$0.18

Fair Value of Financial Instruments

Certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and short-term debt, carrying amounts approximate their fair values due to their short maturities.  ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial instruments held by the Company. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

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

As of September 30, 2010 and December 31, 2009, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Foreign Currency Translation and Comprehensive Income (Loss)

The functional currency of Tong Gong and Xing An is the Renminbi (“RMB”). For financial reporting purposes, RMB were translated into United States Dollars (“USD” or “$”) as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet dates. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period.

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

The Company uses SFAS No. 130 “Reporting Comprehensive Income” (codified in FASB ASC Topic 220). Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the nine and three months ended September 30, 2010 and 2009 consisted of net income and foreign currency translation adjustments.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

As of September 30, 2010, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

3.    INVENTORY

Inventory, at September 30, 2010 and December 31, 2009, consisted of coal and materials needed for coal extraction.

4.    PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at September 30, 2010 and December 31, 2009:

	2010	2009

Building	$5,112,878	$3,154,697
Mining structure	10,075,432	9,887,888
Production equipment	4,384,551	4,302,937
Office equipment	34,945	33,958
Vehicles	170,847	167,668
	19,778,653	17,547,148
Less: Accumulated depreciation	(6,751,834)	(5,532,904)
	$13,026,819	$12,014,244

Depreciation for the nine months ended September 30, 2010 and 2009 was $1,218,930 and $992,000, respectively.  Depreciation for the three months ended September 30, 2010 and 2009 was $420,330 and $324,000, respectively.

5.   OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

Other receivables represented advances to employees for traveling and other business related expenses. Deposits mainly represented deposits to the government for certain mining certificates issued by the specific PRC authorities. Prepayments represented payments made for working supplies and utilities.

6.   PREPAID MINING RIGHTS

Prepaid mining rights represent the portion of the mining rights for which the Company previously paid. The price is determined by the local mining bureau from which the Company acquired its mining rights, based in part on market price set by the Heilongjiang National Land and Resources Administration Bureau and in part on negotiations with the local mining bureau. The price is established at the time of payment, regardless of when production of the underlying coal occurs. The price for Tong Gong was RMB 8 ($1.17) per ton for 2009 and 2008 and RMB 3.09 ($0.43) per ton for 2005 through 2007; the price for Xing An was RMB 9 ($1.32) per ton for 2009 and 2008, RMB 6 ($0.85) per ton for 2006 and 2007, and RMB 4 ($0.50) per ton for 2005. For any mining rights granted prior to September 1, 2006, the Company is generally required to pay for the entire amount of coal underlying such mining rights within five years from the date such right is granted unless specific good cause exists for extension. Effective September 1, 2006, under the authority of the Heilongjiang Geology and Mineral Exploration Office, the Company has ten years to pay for the coal underlying any mining rights granted on or after such date.

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

The following table illustrates the grant dates of the Company’s mining rights and corresponding payment due dates:

Grant date of mining rights(1)		In Place Resources to which Mining Rights Relate (in metric tons)(2)		Corresponding Due date for the payment of mining rights
Xing An	Tong Gong	Xing An	Tong Gong	Xing An	Tong Gong
	12/30/2004		4,649,700		12/30/2009
4/1/2005		816,300		12/30/2010
10/15/2005		13,520,700		9/30/2010
3/1/2007		5,444,800		3/1/2017
	9/30/2007		1,500,000		9/30/2017
Total		19,781,800	6,149,700

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

The Company’s prepaid mining rights consisted of the following at September 30, 2010 and December 31, 2009:

	2010	2009
Prepaid mining rights	$25,689,860	$25,211,669
Less: Amortized portion	(9,432,419)	(8,405,916)
Prepaid mining rights, net	$16,257,441	$16,805,753

The Company amortizes the mining rights by using total cost of mining rights (the sum of those for which the Company has paid and those for which the Company is still committed to pay) divided by total salable reserves determined under SEC Industry Guide 7, multiplied by production during the period.  The cost of unpaid mining rights is assumed to be the same as the most current price per ton paid by the Company (RMB 8 ($1.17) per ton).  Amortization expense was approximately $1,026,503 and $2,523,000 for the nine months ended September 30, 2010 and 2009, respectively. Amortization expense was approximately $232,900 and $141,000 for the three months ended September 30, 2010 and 2009, respectively.

As of September 30, 2010 and December 31, 2009, the total quantity of coal the Company is legally allowed to extract under the mining rights of Xing An and Tong Gong was 25,931,500 tons (as per above table); however, as noted in the table above, this amount reflects the in place resources on which the mining rights are based and to which those mining rights extend. But these amounts, determined by the appropriate PRC authorities, do not coincide with the definition of proven and probable reserves of SEC Industry Guide 7, which would be 9.38 million tons as of December 31, 2009. The Company paid for 25,165,295 tons at September 30, 2010, and is committed to pay for 766,205 tons of coal at RMB 8 ($1.17) per ton, or $897,589, which must be paid by September 30, 2017. The prepayment of mining rights is accounted for similar to a royalty agreement as neither the payment terms nor the price per ton is fixed.

7. CONSTRUCTION IN PROGRESS

Construction in progress represented the amount paid for Xing An mines’ maintenance and retrofit project which commenced at the end of 2009. The project will take about 12 – 14 months to finish.

8.   RELATED PARTY TRANSACTIONS

Lease from shareholder

Xing An leases its office and certain office equipment under long-term leases from a principal shareholder for approximately $1,800 (RMB 12,500) per month. The operating lease requires Xing An to pay certain operating expenses applicable to the leased premises.

Advance from shareholder

At September 30, 2010 and December 31, 2009, the Company owed a shareholder $3,030,338 and $2,321,360, respectively, for short-term advance as a result of this shareholder paying certain US headquarters’ G&A expenses for the Company. This short-term advance was payable upon demand with no collateral required. Imputed interest expense is charged at 6% on the amount due at the balance sheet date and is included as additional paid-in capital. Total imputed interest included as additional paid-in capital was $115,221 and $90,312 for the nine months ended September 30, 2010 and 2009. Total imputed interest included as additional paid-in capital was $42,707 and $30,657 for the three months ended September 30, 2010 and 2009.

9.   ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at September 30, 2010 and December 31, 2009:

	2010	2009
Accrued liabilities	$84,097	$102,238
Other payables	1,776,441	872,281
Other government levies	4,253	-
Total	$1,864,791	$974,519

Accrued liabilities mainly represented accrued payroll, welfare and audit expense. Other payables mainly consisted of payables for education and union outlays, transportation infrastructure construction fee, mine security special purpose fee, coal price adjusting fund, mine shaft maintenance fee, and resource compensation fee. Other government levies represented the anti-flood fee Xing An was required to pay.

10.   TAXES PAYABLE

Taxes payable consisted of the following at September 30, 2010 and December 31, 2009:

	2010	2009
Income tax	$811,262	$735,759
Value added tax	1,462,481	323,100
Resource tax	50,521	16,062
Other	2,883	1,319
	$2,327,147	$1,076,240

11.   LONG TERM PAYABLE

Long term payable represented refundable deposit from an independent contractor who is responsible for the mining work at Tong Gong mine site. The Company outsourced Tong Gong mining work for 3 years, and the contractor was required to pay a deposit for mining safety assurance, which will be refunded to this contractor when the contract period expires.

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

Effective January 1, 2009, Xing An and Tong Gong were required by the local Environment Protection Bureau and HPNLRNB to deposit RMB 18,886,500 ($2,765,632) and RMB 5,000,000 ($731,090), respectively, within a period of time presently expected to be three to five years to a bank account held by local mining authority for land subsidence, restoration and rehabilitation when the mine is fully depleted.  At September 30, 2010, Xing An deposited RMB 5,665,950 ($845,500), and Tong Gong deposited RMB 2,043,280 ($304,900).

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

Asset Retirement Cost at September 30, 2010 and December 31, 2009 was:

	2010	2009
Asset retirement cost	$4,442,963	$4,360,262
Less: Accumulated amortization	(1,540,758)	(1,334,333)
	$2,902,205	$3,025,929

Amortization for asset retirement cost for the nine months ended September 30, 2010 and 2009 was $206,425 and $434,000, respectively. Amortization for asset retirement cost for the three months ended September 30, 2010 and 2009 was $45,325 and $28,000, respectively

Changes in Asset Retirement Obligation for the nine months ended September 30, 2010 and for year ended December 31, 2009 consisted of the following:

	2010	2009
Balance at Beginning of Period	$4,060,461	$3,974,356
Asset Retirement Obligation for Tong Gong	-	867,435
Accretion of interest expense	153,003	195,394
Deposit for mine restoration during the period	(148,863)	(980,632)
Foreign currency translation gain	77,081	3,908
Ending balance	$4,141,682	$4,060,461

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

Deferred tax asset (liability) consisted of the following at September 30, 2010 and December 31, 2009:

	2010	2009
Deferred tax asset for amortization of mining rights, amortization of asset retirement cost and depreciation of assets using unit-of-production method	$2,041,169	$2,017,029

Deferred tax liability for statutory reserves for Mine safety and maintenance expenses	(1,780,907)	(1,576,690)
Net deferred tax asset	$260,262	$440,339

14.  INCOME TAXES

The Company is subject to income taxes by entity on income from the tax jurisdiction in which each entity is domiciled.

U.S. China Mining Group, Inc., the US parent company was incorporated in Nevada and has net operating losses (“NOL”) for income tax purposes.  The US parent company has NOL carry forwards for income taxes of approximately $3,844,000 at September 30, 2010 which may be available to reduce future years’ taxable income as NOLs can be carried forward up to 20 years from the year the loss is incurred. Management believes the realization of the benefits from these losses is uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided for the US parent company.

Tong Gong is a Sino-foreign joint venture enterprise formed in the PRC subject to PRC income tax. According to the PRC government local tax bureau, Tong Gong was entitled to full income tax relief for two years commencing January 2005 and 15% for three years from 2007 to 2009.  Effective January 1, 2008, the PRC government implemented new income tax rates with a maximum rate of 25%, under which Tong Gong is subject to a 12.5% income tax rate for 2008 and 2009, and 25% thereafter.

Effective February 13, 2009, Xing An became a foreign invested enterprise as a result of the reverse acquisition by the Company. Xing An is subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

Foreign pretax earnings approximated $12,017,000 for the nine months ended September 30, 2010. Pretax earnings of a foreign subsidiary are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are indefinitely invested outside the United States. At September 30, 2010, approximately $39,652,000 of accumulated undistributed earnings of non-U.S. subsidiaries was indefinitely invested. At the existing U.S. federal income tax rate, additional taxes of approximately $5,460,000 would have to be provided if such earnings were remitted currently.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the nine months ended September 30, 2010 and 2009:

	2010	2009
US statutory rates	34.0%	34.0%
Tax rate difference	(9.7)%	(9.2)%
Permanent difference on deferred tax	0.5%	1.0%
Change tax rate on deferred tax	2.1%	-%
Effect of tax holiday	-%	(4.8)%
Valuation allowance on US NOL	2.8%	0.8%
Tax per financial statements	29.6%	21.8%

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended September 30, 2010 and 2009:

	2010	2009
US statutory rates	34.0%	34.0%
Tax rate difference	(9.5)%	(9.0)%
Permanent difference on deferred tax	0.3%	1.0%
Change tax rate on deferred tax	-%	-%
Effect of tax holiday	-%	(5.4)%
Valuation allowance on US NOL	1.9%	1.0%
Tax per financial statements	26.7%	21.6%

15.  MAJOR CUSTOMERS AND VENDORS

Three customers accounted for 58%, 15% and 14% of the Company’s sales for the nine months ended September 30, 2010 .  Four customers accounted for 30%, 17%, 17% and 11% of the Company’s sales for the nine months ended September 30, 2009.

Three customers accounted for 66%, 17% and 17% of the Company’s sales for the three months ended September 30, 2010. Four customers accounted for 26%, 22%, 22% and 16% of the Company’s sales for the three months ended September 30, 2009.

At September 30, 2010 and December 31, 2009, the total receivable balance due from these customers was $107,870 and $0, respectively.

There were no major vendors for the Company for the nine and three months ended September 30, 2010 and 2009.

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

Common welfare fund

Common welfare fund is a voluntary fund that the Company can elect to transfer 5% to 10% of its net income, as determined under PRC accounting rules and regulations, to this fund.  The Company did not make any contribution to this fund during the nine and three months ended September 30, 2010 and 2009.

This fund can only be utilized on capital items for the collective benefit of the Company’s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation.

Non-Surplus reserve fund (Safety and Maintenance)

According to ruling No. 119 (2004) issued May 21, 2004, and amended ruling No. 168 (2005) on April 8, 2005 by the PRC Ministry of Finance regarding “Accrual and Utilization of Coal Production Safety Expense” and “Criterion on Coal Mine Maintenance and Improvement”, the Company is required to accrue safety and maintenance expenses monthly to the cost of production. The amount of the accrual is determined based on management’s best estimates within the unit price range provided by Ministry of Finance of PRC. Currently, Xing An accrues at RMB 8.7 ($1.27) per ton for safety expense and RMB 3 ($0.44) per ton for maintenance for the quantity of coal produced; and Tong Gong accrues at RMB 6 ($0.88) per ton for safety expense and RMB 8.7 ($1.27) per ton for maintenance for the quantity of coal produced. As defined under US GAAP, a liability for safety and maintenance expenses does not exist at the balance sheet date because there is no present obligation to transfer assets or to provide services as a result of any past transactions. Therefore, for financial reporting purposes, this reserve was recorded as an appropriation of retained earnings.

The statutory reserves were as follows as of September 30, 2010 and December 31, 2009:

	2010	2009
Statutory surplus reserve	$3,166,150	$3,148,865
Safety and Maintenance reserve	6,508,903	5,839,772
Total statutory reserves	$9,675,053	$8,988,637

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

The following table summarizes activities of these options for the nine months ended September 30, 2010:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2009	55,000	$9.35	4.44
Exercisable at January 1, 2009	55,000
Cancelled	(55,000)	(9.35)	(4.44)
Exercised	-	-	-
Granted	75,000	5.61	5.00
Outstanding at December 31, 2009	75,000	5.61	4.19
Exercisable at December 31, 2009	65,000
Granted	20,000	9.30	5.00
Exercised	-	-	-
Outstanding at September 30, 2010	95,000	$6.39	3.65
Exercisable at September 30, 2010	85,000

The Company recorded $129,633 and $53,807 of compensation expense for stock options during the nine months ended September 30, 2010 and 2009, respectively.  The company recorded $65,288 and $24,148 of compensation expense for stock options during the three months ended September 30, 2010 and 2009. There were no options exercised during the nine months ended September 30, 2010.

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

The Company’s total rental expense for the nine months ended September 30, 2010 and 2009 was approximately $60,000 and $60,000, respectively.  The Company’s total rental expense for the three months ended September 30, 2010 and 2009 was approximately $20,000 and $20,000, respectively.

As of September 30, 2010, the future minimum annual lease payments required under operating leases, are as follows by years:

2011	$74,323
2012	21,600
2013	21,600
2014	21,600
2015	18,000
Total future lease payments	$157,123

19. ACQUISITION OF LIUJIAQU COAL MINE

On May 19, 2010, the Company  entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") to acquire the Erdos City Dongsheng District Liujiaqu Coal Mine ("Liujiaqu Coal Mine") located in the Inner Mongolia region of the PRC. The transaction of the acquisition of Liujiaqu Coal Mine had not been completed on September 30, 2010. The parties are reviewing the potential impact on the transaction of new municipal policy and requirements of  Erdos City and have not scheduled a date for completion of the transaction.

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

Pursuant to a stock purchase agreement that we entered into on December 31, 2007, on April 4, 2008, we added two coal mines to our operations when we completed the acquisition of two mining companies under common ownership in the PRC, Hong Yuan and Sheng Yu.  In connection with that transaction, the Xing An shareholders received 8 million shares of SGZH common stock and $30 million in cash, which is treated as a dividend pursuant to the accounting treatment applied to the transaction. The purchase price was determined by multiplying the number of shares of SGZH outstanding just prior to the transaction (400,000 Series A preferred shares and 6,932,582 common shares) valued at the average stock price of SGZH stock two days before and two days after the Agreement date. After the closing of this acquisition transaction, the Xing An Shareholders then owned 53% of the combined company. Accordingly, for accounting purposes, the transaction is accounted for as a reverse acquisition of the Company by Xing An. Xing An operates two coal mines, the Hong Yuan and Sheng Yu mines, located in Mohe City in Heilongjiang Province.

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

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement No. 142”), codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, goodwill is not amortized but is tested for impairment annually, or when circumstances indicate a possible impairment may exist. Impairment testing is performed at a reporting unit level. An impairment loss generally would be recognized when the carrying amount of the reporting unit exceeds the fair value, with the fair value of the reporting unit determined using a discounted cash flow (DCF) analysis. A number of significant assumptions and estimates are involved in the application of the DCF analysis to forecast operating cash flows, including the discount rate, the internal rate of return, and projections of realizations and costs to produce. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated.

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

Foreign Currency Translation and Comprehensive Income (Loss)

The functional currency of Tong Gong and Xing An is the Renminbi (“RMB”). For financial reporting purposes, RMB were translated into United States Dollars (“USD” or “$”) as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period.

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

RESULTS OF OPERATIONS

Comparison of the nine months ended September 30, 2010 and 2009

The following table sets forth the results of our operations for the nine months ended September 30 in each of the years indicated as a percentage of net sales:

	2010		2009
	$	% of Sales	$	% of Sales
Sales	40,378,548	100%	54,204,888	100%
Cost of Goods Sold	23,883,406	59%	20,502,960	38%
Gross Profit	16,495,142	41%	33,701,928	62%
Operating Expenses	5,190,357	13%	2,620,348	5%
Income from Operations	11,304,785	28%	31,081,580	57%
Other Expenses, net	(208,242)	(0.5)%	(211,588)	(0.4)%
Income tax	3,288,394	8%	6,731,036	12%
Net Income	7,808,149	19%	24,138,956	45%

Coal mining production, brokerage and sales at our three mines, in tons, for the periods indicated:

	Tong Gong Coal Mine
	Salable Production (tons)		Brokerage (tons)		Sales (tons)
	2010	2009	2010	2009	2010	2009

Nine months ended September 30,	169,026	350,000	150,000	55,000	319,026	390,229

	Xing An Coal Mines (Hong Yuan and Sheng Yu)
	Salable Production (tons)		Brokerage (tons)		Sales (tons)
	2010	2009	2010	2009	2010	2009

Nine months ended September 30,	148,818	396,466	413,160	280,000	534,379	676,903

Sales. Our revenues are derived from the sales of coal. During the nine months ended September 30, 2010, we had sales of $40.38 million compared to $54.20 million for the same period of 2009, a decrease of approximately 26%.  The decrease in sales was primarily attributed to decreased production of Tong Gong Mine as a result of changing and rearranging of our annual production plan due to outsourcing the mining work to independent contractors, and decreased production of Xing An Mines as a result of mine maintenance and retrofit projects commenced since the end of fiscal 2009. The Xing An project is expected to take about 12 to 14 months.  We expect to partially resume production in November of 2010 and fully resume production in February of 2011. We expect that these mine improvements will improve efficiencies, lower costs and greatly enhance our growth and profitability once completed. The average selling price per ton for the nine months ended September 30, 2010 was $47.3 as compared to $50.8 for the same period of 2009, a decrease of 7%, resulting from a decrease in average market selling price of coal in the Heilongjiang Province.  Our total sales volume was 853,405 tons for the nine months ended September 30, 2010, compared to 1,067,132 tons for the same period of 2009, a decrease of approximately 20%.

Cost of Goods Sold.  Cost of goods sold for the nine months ended September 30, 2010 was $23.88 million, an increase of $3.38 million or approximately 16%, from $20.50 million for the same period of 2009. Our total production during the nine months ended September 30, 2010 was 317,844 tons, compared to 746,466 tons produced for the same period of 2009, a decrease of 428,622 tons. Cost of goods sold as a percentage of sales increased to approximately 59% for the nine months ended September 30, 2010 from approximately 38% for the same period of 2009. This increase was mainly due to the significant decrease in sales and the increase in the average cost per ton.  Our average cost per ton was $27.99 in the nine months ended September 30, 2010, compared to $19.21 for the same period in 2009.  This increase was primarily attributable to the increased cost per ton as a result of overall price inflation in China related to our outsourcing the mining work, and the non-cash increase in the cost per ton from the amortization of the cost of the prepaid mining rights and the depreciation expense related to our mineshafts, which costs were amortized over the adjusted salable reserves resulting from the reserve appraisal of December 31, 2009. These reserves were appraised as of December 31, 2009 under Industry Guide 7. Utilizing Industry Guide 7 as a guideline resulted in our recording a significantly lower amount of reserve, as compared with the reserve amount that was evaluated under PRC standards, which resulted in an increase in cost of goods sold per ton.

Gross Profit. Gross profit was $16.50 million for the nine months ended September 30 of 2010 compared to $33.70 million for the same period of 2009, a decrease of $17.21 million.  Our gross profit as a percentage of sales was approximately 41% and 62% in the nine months ended September 30, 2010 and 2009, respectively. The decrease in gross profit margin was mainly attributable to the decreased production and sales volume, decreased average selling price per ton and increased average cost per ton for the reasons described above.

Operating Expenses.  Operating expenses totaled $5.19 million for the nine months ended September 30, 2010 compared to $2.62 million for the same period of 2009, an increase of $2.57 million or approximately 98%.  This increase was primarily attributable to increased amortization expense for our asset retirement cost, which cost was amortized over the adjusted salable reserves that were appraised as of December 31, 2009 under Industry Guide 7. Utilizing Industry Guide 7 as a guideline resulted in our recording a significantly lower amount of reserve as compared with the reserve amount that was evaluated under PRC standards.  The increase was also attributable to 1) increase in transportation infrastructure construction fee for both Tong Gong and Xing An, which was a new fee levied by the provincial government starting in 2010 and charged at RMB 10 per ton based on sales volume; 2) coal mine security special purpose fee for Tong Gong, a new fee levied by the local authority starting in June of 2010 and charged at RMB 10 per ton based on sales volume; 3) coal price adjusting fund for Tong Gong, a new fee levied by the local authority starting in June of 2010 and charged at RMB 20 per ton based on sales volume; and 4) increased payroll and welfare expenses, and electricity fee as a result of overall price inflation in China.

Net Income. Our net income for the nine months ended September 30, 2010 was $7.81 million compared to net income of $24.14 million for the same period of 2009, a decrease of $16.33 million.  Net income as a percentage of sales decreased from 45% for the nine months ended September 30 of 2009 to 19% for the same period of 2010. This was mainly attributed to the significant decrease in the production and sales volume, increase in average cost per ton of coal, and increased operating expenses as a result of certain new levies required by the provincial and local authorities staring from the second quarter of 2010, all as described above.

Comparison of the three months ended September 30, 2010 and 2009

The following table sets forth the results of our operations for the three months ended September 30 in each of the years indicated as a percentage of net sales:

	2010		2009
	$	% of Sales	$	% of Sales
Sales	17,854,483	100%	9,267,268	100%
Cost of Goods Sold	10,066,496	56%	4,764,557	51%
Gross Profit	7,787,987	44%	4,502,711	49%
Operating Expenses	2,469,220	14%	914,718	10%
Income from Operations	5,318,767	30%	3,587,993	39%
Other Expenses, net	(68,719)	0%	(69,793)	(1)%
Income tax	1,399,908	8%	760,381	8%
Net Income	3,850,140	22%	2,757,819	30%

Coal mining production, brokerage and sales at our three mines, in tons, for the periods indicated:

	Tong Gong Coal Mine
	Salable Production (tons)		Brokerage (tons)		Sales (tons)
	2010	2009	2010	2009	2010	2009

Three months ended September 30,	30,810	67,416	100,000	55,000	130,810	107,645

	Xing An Coal Mines (Hong Yuan and Sheng Yu)
	Salable Production (tons)		Brokerage (tons)		Sales (tons)
	2010	2009	2010	2009	2010	2009

Three months ended September 30,	-	-	223,185	100,000	242,984	102,148

Sales. Our revenues are derived from the sales of coal. During the three months ended September 30, 2010, we had sales of $17.85 million compared to $9.27 million for the same period of 2009, an increase of approximately 93%.  The increase in sales was primarily attributed to increased brokerage sales from both Tong Gong and Xing An Mines. The average selling price per ton for the three months ended September 30, 2010 was $47.84 as compared to $44.17 for the same period of 2009, an increase of 8%.  Our total sales volume was 373,794 tons for the three months ended September 30, 2010, compared to 209,793 tons for the same period of 2009, an increase of approximately 78%.

Cost of Goods Sold.  Cost of goods sold for the three months ended September 30, 2010 was $10.07 million, an increase of $5.30 million or approximately 111%, from $4.76 million for the same period of 2009. Our total production during the three months ended September 30, 2010 was 30,810 tons, compared to 67,416 tons produced for the same period of 2009, a decrease of 36,606 tons. Cost of goods sold as a percentage of sales increased to approximately 56% for the three months ended September 30, 2010 from approximately 51% for the same period of 2009. This increase was mainly due to the increase in the average cost per ton.  Our average cost per ton was $26.97 in the three months ended September 30, 2010, compared to $22.71 for the same period in 2009.  This increase was primarily attributable to the increased cost per ton as a result of overall price inflation in China related to our outsourcing the mining work, and the non-cash increase in the cost per ton from the amortization of the cost of the prepaid mining rights and the depreciation expense related to our mineshafts, which costs were amortized over the adjusted salable reserves resulting from the reserve appraisal of December 31, 2009. These reserves were appraised as of December 31, 2009 under Industry Guide 7. Utilizing Industry Guide 7 as a guideline resulted in our recording a significantly lower amount of reserve, as compared with the reserve amount that was evaluated under PRC standards, which resulted in an increase in cost of goods sold per ton.

Gross Profit. Gross profit was $7.79 million for the three months ended September 30, 2010 compared to $4.50 million for the same period of 2009, an increase of $3.29 million.  Our gross profit as a percentage of sales was approximately 44% and 49% in the three months ended September 30, 2010 and 2009, respectively. The decrease in gross profit margin was mainly attributable to the increased average cost per ton.

Operating Expenses.  Operating expenses totaled $2.47 million for the three months ended September 30, 2010 compared to $0.91 million for the same period of 2009, an increase of $1.37 million or approximately 170%.   The increase was attributable to 1) increase in transportation infrastructure construction fee for both Tong Gong and Xing An, which was a new fee levied by the provincial government starting in May, 2010 and charged at RMB 10 per ton based on sales volume; 2) coal mine security special purpose fee for Tong Gong, a new fee levied by the local authority starting in June of 2010 and charged at RMB 10 per ton based on sales volume; 3) coal price adjusting fund for Tong Gong, a new fee levied by the local authority starting in June of 2010 and charged at RMB 20 per ton based on sales volume; and 4) increased payroll and welfare expenses  as a result of overall price inflation in China.

Net Income. Our net income for the three months ended September 30, 2010 was $3.85 million compared to net income of $2.76 million for the same period of 2009, an increase of $1.09 million.  Net income as a percentage of sales decreased from 30% for the three months ended September 30, 2009 to 22% for the same period of 2010. This is mainly attributed to increased average cost per ton of coal, and increased operating expenses as a result of certain new levies required by the provincial and local government starting from the second quarter of 2010, all as described above.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Comparison of the nine months ended September 30, 2010 and 2009

As of September 30, 2010, we had cash and cash equivalents of $40.14 million. Our working capital was approximately $33.20 million. The ratio of current assets to current liabilities was 5.15:1 at September 30, 2010.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2010 and 2009:

	2010	2009
Cash provided by (used in):
Operating Activities	$10,342,754	$22,459,263
Investing Activities	$(2,888,390)	$(121,772)
Financing Activities	$708,977	$(11,179,908)

Net cash generated by operating activities was $10.34 million in the nine months ended September 30, 2010 as compared to net cash provided by operating activities of $22.46 million in the same period of 2009.  The decrease in cash inflow during the 2010 period resulted primarily from the decrease in net income in the nine months ended September 30, 2010, and decrease in unearned revenue as a result of less cash deposit received from customers due to decreased sales volume during the nine months ended September 30, 2010.

Net cash used in investing activities was $2.89 million in nine months ended September 30, 2010 as compared to $0.12 million in the same period of 2009. In the nine months ended September 30, 2010, we paid approximately $2.89 million for acquisition of property and construction in progress for the Xing An mines retrofit. The cash used in the same period of 2009 was mainly due to the purchase of mining equipment and construction of an employee training room and shower facility at the Tong Gong mine site.

Net cash provided by financing activities was $0.71 million in the nine months ended September 30, 2010 as compared to $11.18 million used in the same period of 2009. The increase in cash inflow from financing activities for the nine months ended September 30, 2010 was primarily due to an increase in short-term advance from shareholder for paying certain G&A expenses incurred by the US parent company, while in the same period of 2009, we paid $12 million to the selling shareholders of Xing An in connection with the acquisition of Xing An.

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

The following tables summarize our contractual obligations as of September 30, 2010, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +

Contractual Obligations:
Operating Leases	$157,123	$74,323	$43,200	$39,600	$-
Mining Rights	897,589	-	-	-	897,589
Total Contractual Obligations:	$1,054,712	$74,323	$43,200	$39,600	$897,589

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

As of September 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective at the reasonable assurance level.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the nine and three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   [REMOVED AND RESERVED]

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibit No.                      Description

3.1	Articles of Incorporation dated June 7, 2001. (1)

3.2	Certificate of Amendment to Articles of Incorporation dated October 23, 2003. (2)

3.3	Articles of Exchange among Harbin Yong Heng Ke Ji Fa Zhan You Xian Ze Reng Gong Si and Songzai International Holding Group, Inc. (3)

3.4	Certificates of Amendments to Articles of Incorporation, dated October 23, 2003. (3)

3.5	Certificate of Amendment to Articles of Incorporation dated July 16, 2004. (1)

3.6	Certificate of Designation, Preference and Rights of Convertible Preferred Stock dated January 9, 2006. (1)

3.7	Certificate of Change Pursuant to NRS 78.209 as filed with the Secretary of State of Nevada on January 7, 2008. (4)

3.8	Certificate of Amendment to Articles of Incorporation dated July 1, 2010. (5)

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer. (6)

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer. (6)

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer. (6)

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer. (6)

(1)	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB filed on March 31, 2006.

(2)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 30, 2009.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A filed on May 14, 2004.

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 10, 2008.

(5)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on August 16, 2010

(6)	Exhibits filed herewith.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. CHINA MINING GROUP, INC. (Registrant)

Date: November 12, 2010	By:	/s/ Hongwen Li
Hongwen Li
Chief Executive Officer

Date: November 12, 2010	By:	/s/ Weiwei Li
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