Form 10-K
period 2010-12-31
U.S. China Mining Group, Inc.
filed 2011-03-31
CIK 1145761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained herein, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $28,961,666  computed by reference to $4.90 as of June 30, 2010, which is less than $75 million.

Number of shares of common stock outstanding as of March 29, 2011: 18,902,582

i

CAUTION REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K for the year ended December 31, 2010   (“Annual Report”) contains forward-looking statements. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements usually contain the words “estimate,” “anticipate,” “believe,” “expect,” or similar expressions, and are subject to numerous known and unknown risks and uncertainties. In evaluating such statements, prospective investors should carefully review various risks and uncertainties identified in this Annual Report, including the matters set forth under the captions “Risk Factors” and in the Company’s other filings with the Securities and Exchange Commission (“SEC”). These risks and uncertainties could cause the Company’s actual results to differ materially from those indicated in the forward-looking statements. The Company undertakes no obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

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

PART I

ITEM 1.                      BUSINESS

Overview

U.S. China Mining Group, Inc. (sometimes referred to in this annual report as the “Company”, “we” or “our”) is engaged in coal production by exploring, assembling, assessing, permitting, developing and mining coal properties in the People’s Republic of China (“PRC” or “China”). After obtaining permits from the Heilongjiang Province National Land and Resources Administration Bureau and the Heilongjiang Coal Production Safety Bureau, we extract coal, and then sell most of the coal on a metric ton (“ton”) basis for cash on delivery. Through the end of March 2008, our business consisted of the operations of Tong Gong coal mine through our subsidiary, Heilongjiang Tong Gong Mining Co., Ltd. (“Tong Gong”), in northern PRC. The mine is located approximately 175 kilometers southwest of the city of Heihe in the Heilongjiang Province.

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

On September 29, 2003, we executed a plan of exchange, between and among the Company and Rohit Patel, our former chairman, on the one hand, and Harbin Yong Heng Ke Ji Fa Zhan You Xian Ze Ren Gong Si, a PRC limited liability company (“Yong Heng”), and its shareholders (the “Yong Heng Shareholders”) on the other hand. At the closing of the transactions pursuant to the plan of exchange, the Yong Heng Shareholders exchanged all their shares of capital stock in Yong Heng for 67,000,000 shares of common stock of the Company, or 98.4% of the Company’s then outstanding common stock. Concurrently, Mr. Patel returned all of his shares of the Company’s common stock, 1,188,088 shares, to the Company for cancellation for a payment of $450,000. Upon completion of the share exchange transaction, Yong Heng became a wholly-owned subsidiary of the Company.  On November 5, 2003, we changed our name from “Heritage Companies, Inc.” to “Songzai International Holding Group, Inc.”  On July 1, 2010, we changed our name to “U.S. China Mining Group, Inc.”

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

On December 31, 2007, we entered into a stock purchase agreement with the Xing An Companies and their owners: Heilongjiang Xing An Mining Development Group Co., Ltd., a PRC limited liability company, Mingshu Gong, Yunjia Yue, Yunpeng Yue and Guoqing Yue (collectively the “Xing An Shareholders”). Pursuant to the terms of the stock purchase agreement, we acquired 90% of the registered capital, representing 90% of the outstanding equity interests, of the Xing An Companies from the Xing An Shareholders.

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

On April 4, 2008, we completed the acquisition of the Xing An Companies and, pursuant to the terms of the stock purchase agreement, the Xing An Shareholders received 8,000,000 shares of our common stock and $30 million, which is treated as a dividend pursuant to the accounting treatment applied to the transaction. Concurrently, we entered into an escrow agreement with the Xing An Companies, the Xing An Shareholders and U.S. Bank National Association as escrow agent, pursuant to which the 8,000,000 common shares were placed in escrow as security for certain indemnification obligations of the Xing An Shareholders in connection with this transaction, which escrow has since expired by its own terms.  Additionally, we entered into a trust agreement with the Xing An Shareholders and Anping Cang as trustee, pursuant to which all of the beneficial interests to the 10% of the registered capital in the Xing An Companies still held by the Xing An Shareholders have been placed in trust for our benefit. In connection with the completion of our acquisition, both Hong Yuan and Sheng Yu were issued a Certificate of Approval by the Heilongjiang Office of the State Administration for Industry and Commerce, classifying these companies as Sino-foreign enterprises and listing the Company as owner of 90% of their respective registered capitals. Our acquisition of 90%, rather than 100%, of the Xing An Companies was dictated by PRC regulations applicable at the time of the transaction, which limit foreign ownership of mining-related companies to a maximum of 90%.

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

Current Corporate Structure

Our current organizational structure is as follows (the percentages depict the current equity interests):

* The remaining 10% was placed in trust for the benefit of the Company.

Reorganization of Subsidiaries

We recently reviewed our corporate structure and determined that, in order to assure full compliance with current PRC law and regulation, the non-controlling equity interests in our subsidiaries should in each case be held by the other subsidiaries and not by us or in trust.  Consequently, the 25% equity interest in Tong Gong, which had previously been structured as an assignment to us, will instead be assigned to and held by the Xing An Companies and the 10% equity interest in the Xing An Companies will be held by Tong Gong and not by us in a trust.  We anticipate that this change in structure will be completed by April 30, 2011.  Thereafter, our corporate structure will be as follows (the percentages depict the equity interests):

The Coal Mines

Tong Gong Coal Mine

Tong Gong coal mine is located in the western slope of the Xiaoxinganling Mountains in the Heilongjiang Province in Northeastern China.

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

(1)  The Company’s mining rights are based on appraisals of in place resources conducted by the appropriate PRC authorities and are expressed as a maximum number of metric tons of coal in each mine which the Company is entitled to extract under the related mining rights. Rights to legally extract coal do not guarantee reserves or the amount that may be economically extracted.

Our expected mining recovery is about 65-70% of the in-place resources, and our process / screening recoveries are about 95-97% of the run-of-mine output (the amount resulting from the mining recovery amount). Thus, we have the legal rights to extract coal based on 6,149,700 metric tons (“tons”) of in-place resources from Tong Gong coal mine, provided that the coal underlying the mining rights is fully paid for by a certain period of time. Having rights to legally extract stated amount of coal does not guarantee reserves or the amount that may be economically extracted.  For mining rights granted prior to September 1, 2006, we are generally required to make full payment within five years unless specific good cause exists for extension. Effective September 1, 2006, under the authority of the Heilongjiang Geology and Mineral Exploration Office, the due date is ten years from the grant date for mining rights granted on or after September 1, 2006. The price is determined on a per ton basis, and is subject to change based on the prevailing market price as determined by the Heilongjiang Department of Land and Resources. As of December 31, 2010, we have paid for 5,383,495 tons out of the 6,149,700 tons to which we have mining rights.

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

We commissioned John T. Boyd Company, an independent mining and geological consulting firm (“JTB”) to assess Tong Gong coal mine in accordance with SEC Industry Guide 7. Based on the JTB report dated March 31, 2006, Tong Gong coal mine had proven product (salable) reserves of 1.36 million tons and probable product (salable) reserves of 0.17 million tons as of December 31, 2005. Based on such reserves, the JTB report also estimates the mine service life at 10 years. At the Company’s request, JTB also prepared a report (dated March 25, 2011), which provided information and estimates as of December 31, 2010. Tong Gong coal mine’s proven and probable product (salable) reserves as reported by JTB presented here comply with SEC Industry Guide 7.  They are based upon and do not reflect reserves as described in the PRC appraisal on which our mining rights are based and which establishes the amount of coal we are entitled to extract pursuant to those rights. At December 31, 2010, the estimated product reserves for Tong Gong under Industry Guide 7 was approximately 0.49 million tons, of which all was proven product reserves.

In deriving its estimated reserve amounts, JTB in its report as of December 31, 2010 used assumed recoveries for mining and processing/screening utilized in its estimates for Tong Gong coal mine as follows: mining recovery - 55% area recovery; vertical recovery - 100% of coal column; coal processing recovery - 100% of coal in the run-of-mine output; and parting / OSD removal - 80% removal of the parting / OSD material in the run-of-mine output. These factors are different from those used in the PRC by firms providing appraisals for reserves on which mining rights, including ours, are based.

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

Xing An coal mines are located in the Daxinganling Mountain Range in Northeastern China, just outside of the city of Mohe which is less than two miles from the Russian border:

As with the Tong Gong coal mine, neither we nor our subsidiaries own the Hong Yuan and Sheng Yu coal mines. Our mining rights for Hong Yuan and Sheng Yu describe in-place resources, as follows:

Grant date of the mining rights	In Place Resources to which Mining Rights Relate (in metric tons) (1)	Due date for payment of the mining rights
4/1/2005	816,300	12/30/2010*
10/15/2005	13,520,700	9/30/2010*
3/1/2007	5,444,800	3/1/2017*
Total	19,781,800

*fully paid as of December 31, 2010

(1)  The Company’s mining rights are based on appraisals of in place resources conducted by the appropriate PRC authorities and are expressed as a maximum number of metric tons of coal in each mine which the Company is entitled to extract under the related mining rights. Rights to legally extract coal do not guarantee reserves or the amount that may be economically extracted.

Our expected mining recovery is about 65-70% of the in-place resources, and our process / screening recoveries is about 95-97% of the run-of-mine output. Thus, we may extract coal based on 19,781,800 tons of in-place resources from Xing An coal mines, provided the coal underlying the mining rights is paid for by a certain period of time. As of December 31, 2010, we paid for all mining rights at the Xing An coal mines based on PRC reserve guidelines.

As with Tong Gong coal mine, we also commissioned JTB to assess both Xing An coal mines in accordance with SEC Industry Guide 7. Based on the JTB report dated April 15, 2008, as of June 30, 2007, Hong Yuan coal mine had proven product (salable) reserves of 2.53 million tons and probable product (salable) reserves of 2.81 million tons, and Sheng Yu had proven product (salable) reserves of 0.81 million tons and probable product (salable) reserves of 2.73 million tons. The Xing An coal mines’ proven and probable product (salable) reserves as reported by JTB presented here comply with SEC Industry Guide 7.  They are based upon and do not reflect reserves as described in the PRC appraisal on which our mining rights are based and which establishes the amount of coal we are entitled to extract pursuant to those rights. The JTB report (dated March 25, 2011) provides updated information and estimates. At December 31, 2010, the estimated product reserves for Hong Yuan and Sheng Yu under Industry Guide 7 was approximately 8.21 million tons, of which 5.38 million tons was probable product reserves and 2.83 million tons was proven product reserves.

The JTB report as of December 31, 2010 employed assumed recoveries for mining and processing/screening in developing estimates for Hong Yuan coal mine as follows: mining recovery - 60% area recovery; vertical recovery - 100% of first 2.5 meters of coal column, 65% recovery of coal column greater than 2.5 meters thickness; coal processing recovery - 90% of coal in the run-of-mine output for seams 4, 5 and 6, 80% of coal in the run-of-mine output for No. 3 seam; and parting / OSD removal - 97% removal of the parting / OSD material in the run-of-mine output.

The JTB report as of December 31, 2010 employed assumed recoveries for mining and processing/screening in developing estimates for Sheng Yu coal mine as follows: mining recovery - 60% area recovery; vertical recovery - 100% of coal column; coal processing recovery - 90% of coal in the run-of-mine output for seams 4, 5 and 6, 80% of coal in the run-of-mine output for No. 3 seam; and parting / OSD removal - 97% removal of the parting / OSD material in the run-of-mine output.

Our Mining Operations

In addition to our mining rights, each of which caps the amount of coal we legally can extract from a specific mine, we operate these coal mines pursuant to the following permits:

Permit	Issuing Authority	Purpose of Permit
Resource mining permit	Heilongjiang Province National Land and Resources Administration Bureau	Specifies the coordinates of the mining area, the mine’s annual production capacity, and production life

Coal production right permit	Heilongjiang Province Coal Production Safety Bureau	Official coal production permit; specifies the coordinate of the mining area, the mine’s annual production capacity, production life

According to our resource mining permit for Tong Gong, the coal mine’s design capacity is estimated at 180,000 tons per annum based on mine operating conditions. Additionally, the resource mining permit estimates the mine’s resources at 6.14 million tons according to PRC standard for resource estimate that includes the coal resources in the specified mining area, which differs from the formulation based on current drilled hole under SEC Industry Guide 7. Our resource mining permits for Hong Yuan and Sheng Yu estimates those mines’ annual capacity at 450,000 tons and 150,000 tons, respectively, and an in-place estimate of their reserves at 10,775,000 tons and 9,006,000 tons, respectively.

In January 2008, our application to increase Tong Gong’s annual production amount was approved, and our coal production right permit presently authorizes us to mine 180,000 tons of coal per year, up from 150,000 tons, in a 1.1193 square kilometer area, which comprises the entire area of Tong Gong coal mine. The effective period of our coal production right permit for Tong Gong is from March 25, 2007 through June 30, 2016. Subject to certain geographic limitations, we are authorized to extract an aggregate of 600,000 tons of coal per year from the Hong Yuan and Sheng Yu mines, according to an extended coal production right permit covering both mines, which is effective from April 2010 to April 2020. The coal production right permits can be extended as necessary; however, any material change in or revocation of these permits by the Heilongjiang Province Coal Production Safety Bureau could materially and adversely affect our operations and financial condition.

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

The longwall technique in use at the mine is semi-mechanized sublevel caving. It consists of a single hydraulic support with a 40-kilowatt motor powered by a small capacity advanced fuel cell. Drilling and blasting methods are used to break up the coal face and sublevel caving recovers the remaining coal. As the face line retreats along the strike of a seam, the roof strata collapses and allows the coal face to operate under manageable stresses. Sublevel caving techniques are widely used in the PRC.

All raw coal is hand loaded and transported down the face line by a chain conveyor or by coal cars. Rock material is used for floor ballast with the excess sent to the surface for disposal. The mine is equipped with a 2-meter diameter hoist that is capable of hoisting eight coal cars, each with a 1-ton capacity. Two air compressors are provided for underground air tool use. Diesel locomotives, 3- and 5-ton capacity, are used for underground haulage. We receive our electrical power from state-controlled power lines as well as local power lines. Power is supplied to underground workings through a high voltage cable.

Normal water inflow into the mine is controlled by three multistage centrifugal pumping units and dual discharge lines. During high water periods all three pumps can be utilized. The mine’s ventilation system includes an exhaust fan on the surface of the main incline. Auxiliary fans are used as needed. The present mine fan is capable of satisfying projected ventilation demands.

Tong Gong’s annual production volumes from 2005 to 2010, and the weighted average selling price per ton for each year, are as follows:

Year	Annual Production (Tons )	Weighted Average Price Per Ton (RMB)
2005	129,448	RMB 176

2006	176,844*	RMB 174

2007	351,946*	RMB 198

2008	372,229*	RMB 231

2009	350,000*	RMB 332

2010	200,506*	RMB 360

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

The annual production volumes from 2005 to 2010, and the weighted average selling price per ton, are as follows:

Year	Annual Production (Tons )	Weighted Average Price Per Ton (RMB)
2005	299,760	RMB 200

2006	694,502*	RMB 196

2007	712,690*	RMB 228

2008	743,280*	RMB 238

2009	569,718	RMB 337

2010	512,350	RMB 299

* while our production volumes in 2006, 2007, 2008, 2009 and 2010 exceeded the amount specified on our coal production permits, such practice is common in Heilongjiang Province, and was accepted by the relevant authorities because the mining rights for the extracted coal and taxes from sales of such coal were paid.

Brokered Coal

In addition to mining coal, we also broker coal from small independent mines operating in the areas surrounding the mines that we operate. Because operators of these small mines often lack the means to transport coal from the mines, they have no market for their coal other than selling it to us at competitive prices. The brokered coal enables our subsidiaries to fulfill their respective sales obligations. Tong Gong currently brokers approximately 280,000 tons of coal annually at approximately 14% mark down of the costs of the coal that it mines. Xing An, on the other hand, brokers approximately 512,800 tons of coal annually at approximately the same costs as the coal that the company mines.

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

Tong Gong’s Coal

As reported in the JTB report dated March 25, 2011, the coal from Tong Gong coal mine has the following characteristics:

	Recoverable Reserves (million tons ) (1)	Amount Assigned to Existing Facilities (2)	Type of Coal	Btu per Pound	Sulfur Content (%)	Ash Content (%)	Moisture (%)
Proven (Measured) (3)	0.49	0.49	Steam coal	10,080	0.5	14	6
Probable (Indicated) (3)	--	--	Steam coal	10.080	0.5	14	6
Total	0.49	0.49

(1)	Amount is as of December 31, 2010, based on the JTB report dated March 25, 2011.

(2)	Existing infrastructure and equipment allows these reserves to be mined at current production levels.

(3)	A drill hole spacing of 500 meters is used for proven reserves, and a drill hole spacing of 1,000 meters is used for probable reserves.

Xing An’s Coal

Based on the JTB report dated March 25, 2011, the coal from Hong Yuan coal mine has the following characteristics:

	Recoverable Reserves (million tons ) (1)	Amount Assigned to Existing Facilities (2)	Type of Coal	Btu per Pound	Sulfur Content (%)	Ash Content (%)	Moisture (%)
Proven (Measured) (3)	2.15	2.15	Steam coal	6,660-9,000	0.5-0.7	19-35	10
Probable (Indicated) (3)	2.68	2.68	Steam coal	6,660-9,000	0.5-0.7	19-35	10
Total	4.83	4.83

Based on the JTB report dated March 25, 2011, the coal from Sheng Yu coal mine has the following characteristics:

	Recoverable Reserves (million tons ) (1)	Amount Assigned to Existing Facilities (2)	Type of Coal	Btu per Pound	Sulfur Content (%)	Ash Content (%)	Moisture (%)
Proven (Measured) (3)	0.68	0.68	Steam coal	6,660-9,000	0.5-0.7	19-35	10
Probable (Indicated) (3)	2.70	2.70	Steam coal	6,660-9,000	0.5-0.7	19-35	10
Total	3.38	3.38

(1)	Amount is as of December 31, 2010, based on the JTB report dated March 25, 2011.

(2)	Existing infrastructure and equipment allow these reserves to be mined at current production levels.

(3)	A drill hole spacing of 500 meters is used for proven reserves, and a drill hole spacing of 1,000 meters is used for probable reserves.

Our Customers

Because of their differing properties, Tong Gong’s coal and Xing An’s coal are sold to different types of customers. Tong Gong’s coal is primarily sold to power plants, cement factories, wholesalers and individuals for home heating. Xing An’s coal, on the other hand, is primarily sold to power plants, metallurgical mills and fuel trading companies.

For the year ended December 31, 2010, three customers collectively accounted for approximately 79% of our consolidated revenue:

•	Heilongjiang QiQiHaEr Huadian Power Plants Co., Ltd., accounted for 60% of our total sales in 2010;

•	Heilongjiang Beihai Logistics Company, accounted for 19% of our total sales in 2010;

•	Changchun Rail Transportation Co., Ltd., accounted for 10% of our total sales in 2010;

We sell our coal on a per ton basis directly to our customers. Coal is generally sold to major customers by purchase order signed prior to the beginning of each mining season. These purchase orders generally specify the quantities and timing of purchases planned over a time period generally no longer than one year. The balance of the sales comes from purchase orders issued by the same customers that have additional requirements for coal during the year, or from smaller customers. Net coal sales represent the invoiced value of coal sold and are net of sales taxes, transportation costs and various miscellaneous fees relating to sales if the invoiced value includes transportation costs to the customers. While the price of coal did not change significantly between 2005 and 2006, there was a significant increase in 2007 through 2010 driven by market demands. Under such conditions, most customers in 2010 paid in advance of delivery, and we require the remaining customers to pay against delivery of coal. As a result, we carried only approximately $212,000 in accounts receivable at December 31, 2010. Our sales personnel conduct routine customer visits and customer satisfaction surveys. We have established long-term business relationships with our major customers, and our management believes that these relationships are stable.  Once our coal is extracted, it is typically picked up immediately by, or loaded immediately for delivery to, customers so we do not currently maintain an inventory of extracted coal. Coal extracted from Tong Gong coal mine is trucked approximately 500 meters to the nearest rail siding and sold f.o.b. railcar. Coal extracted from Xing An coal mines is trucked approximately 60 kilometers to a stockyard adjacent to the nearest rail siding and sold f.o.b. railcar.

Product Pricing

Coal prices are generally determined by market price or are based on contractual terms. However, the price for certain thermal coal used for power generation is determined among coal suppliers and power plant buyers in accordance with the pricing guidance published by the PRC Government.

We set pricing by taking into account: (i) prices in the relevant local coal markets (inclusive of transportation costs); (ii) grade and quality of the coal; and (iii) relationships with customers. Most of the transportation costs are borne by the customers. The average price for raw coal from Tong Gong in 2010 was RMB 360 per ton, which is RMB 28 higher than the average price of RMB 332 in 2009. The average price for raw coal from Xing An in 2010 was RMB 299 per ton in 2010, which was RMB 38 less than the average price of RMB 337 per ton in 2009.  This decrease was due to the shutting down of the Xing An mines for the retrofit projects, which resulted in partial production for the Xing An mines.  Lower coal production resulted in a higher percentage of sales to the local power plants, with which we usually signed yearly contracts at lower margin prices and the retrofit construction had an impact on our production such that we were producing lower quality coal, which sold at lower prices.

Product Delivery

All of our major customers are located in Northeastern China, primarily in the provinces of Heilongjiang and Jilin. Coal is transported to these customers principally by railways. We delivered about 1,804,000 tons of our raw coal to our customers by railways in 2008, about 1,323,845 tons in 2009 and about 1,460,152 tons in 2010.

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

Research and Development

We had no research and development expenses in 2010 and in 2009. We currently have no plans for any research and development activities and do not anticipate any material research and development costs.

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

Growth Strategy

We intend to grow our business by acquisition and by increased production in our existing mines.  Our goal over the next several years is to reach a level of mining and selling substantially more tonnage at higher prices.  In December 2009, we began a program to upgrade one of our mines to increase efficiency, safety and boost production at the site. This mine will be transitioning from room-and-pillar mining to long-wall mining process, which will enable year round production. In November 2010, we started to launch coal sorting business that consists of sourcing raw coal from producer in neighbor areas and then cleaning and sorting the raw coal on site to yield better market price. We also will achieve our growth by acquiring properties holding reserves of coal of high heat content.  We seek to identify targets in which the heat content of the coal is higher than the heat content of coal from our present mines and we can therefore sell this coal at higher prices per ton than we presently obtain, although we will also consider acquisitions of thermal coal mines (with relatively lower heat content) in circumstances in which the price is appropriate to the available return on investment.

We anticipate that some of these acquisitions will be of existing mines and some will be of undeveloped properties.  In all cases, they will be properties with established reserves.  Our 5-year goal is to have 200 million tons of reserves and to be mining approximately 5 million tons per year.

We will finance these acquisitions, as well as the improvements necessary to existing mines and the development of mines on undeveloped properties, by using internally generated cash, as well as cash raised by issuing equity securities.  We do not anticipate using debt financing.

We anticipate that these acquisitions will be in China and in the United States.  We expect to export coal mined in the United States to China and to sell it to our customers there.  Because we expect to increase the amount of coal that has higher heat content, we also expect that our customer base will reflect an increase in the number of steel manufacturers and others for whom high heat content coal is essential.

On May 19, 2010, the Company  entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") to acquire the Erdos City Dongsheng District Liujiaqu Coal Mine ("Liujiaqu Coal Mine") located in the Inner Mongolia region of the PRC. The transaction of the acquisition of Liujiaqu Coal Mine had not been completed as of the filing of this annual report. The parties are reviewing the potential impact on the transaction of new municipal policy and requirements of  Erdos City and have not scheduled a date for completion of the transaction.

On January 20, 2011, the Company signed an advance agreement with an individual owner of a coal mine located in Guizhou China. Pursuant to the agreement, through March 4, 2011, the Company has advanced a refundable RMB 30 million (approximately $4,525,000, the maximum amount provided under the agreement) to an escrow account to be used for improvements to this mine. In addition, the Company intends to undertake the acquisition of the mine from the individual owner if the owner can complete the necessary restructuring of the mine as appropriate for acquisition and the new mining company after the restructuring has received all government required permits for normal production. If the potential acquisition goes forward, the escrow amount will be treated as partial consideration. If not, the amount will be reimbursed to the Company.

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

Mining activities in the PRC are also subject to the People’s Republic of China Mineral Resources Law (“Mineral Resources Law”), promulgated by the PRC Government on March 19, 1986 and amended on August 29, 1996. The Mineral Resources Law regulates matters relating to the planning or engaging in the exploration, exploitation and mining of mineral resources. According to the Mineral Resources Law all mineral resources, including coal, are owned by the state. Except under limited circumstances, any enterprise planning to engage in the exploration, exploitation and mining of mineral resources must first apply for and obtain exploration rights and mining rights before commencing the relevant activities. The Mineral Resources Law prohibits the transfer of exploration and exploitation rights in general unless the transfer falls within certain specified circumstances.

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

•
the Ministry of Construction of China (“MOC”) and/or its local counterpart, which is responsible for the management of survey and design of construction projects, including but not limited to the survey and design of coal mines;

•	the National and State Tax Bureaus and/or their local counterparts, which are responsible for the federal and local income, VAT and other taxes;

•
the State Administration of Foreign Exchange of China (“SAFE”) and/or its local counterpart, which is responsible for the convertibility of RMB into foreign currencies, registration of foreign debt or loans of Chinese companies and, in certain cases, the remittance of currency out of the PRC, such as repayment of bank loans or dividends denominated in foreign currencies, and

•
the State Administration for Industry and Commerce of China (“SAIC”) and/or its local counterpart, which is responsible for review and approval of establishment of domestic and foreign invested companies in China and issuance of their business licenses.

The following is a brief summary of the principal laws, regulations, policies and administrative directives to which we are subject.

Pricing

Until 2002, the production and pricing of coal was largely subject to close control and supervision by the PRC Government, which centrally manages the production and pricing of coal. Previously, the price of coal was determined based on a government-devised pricing guideline, which set out the suggested prices for coal. However,  to effectuate the transformation from planned economy to market economy practices, from January 1, 2002 China eliminated the state guidance price for coal and allowed prices for all types of coal to be determined in accordance with market demand. However, as the PRC Government continues to maintain control over the national railway system, which is the primary means for coal transportation in China, the PRC Government still may exert influence over the pricing of coal through its allocation of railway transportation capacity for coal.

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

On December 18, 2006, the National Development and Reform Committee issued the Notice Relating to the Good Preparation for Inter Provincial Coal Production Transportation Works (Fa Gai Yun Xing [2006] No. 2867). According to the notice, in 2007, policies were to be implemented to encourage the reform of the market system for determining coal prices by allowing parties to determine prices through discussions in accordance with market demand, and to encourage price determination based on quality. On December 27, 2006, the relevant government departments and units, such as the National Development and Reform Committee for railway operations, and the Transportation Department, convened a 2007 coal industry video and telephone conference. This symbolized the end of the Annual National Coal Trading Convention that has been in place for over 50 years. Under the State’s macroeconomic controls, the new mechanism for enterprises to freely determine prices through negotiations was put in place.

Fees and Taxes

There are various taxes and fees that are imposed upon coal producers in Heilongjiang Province, as well as statutory reserves which coal producers are required to set aside. Such taxes, fees and statutory reserves as applicable to Tong Gong at December 31, 2010 are as follows:

Item	Base	Rate
Corporate income tax	Taxable income	25.0%
VAT	Revenue from domestic sales	17.0%
City construction tax	Amount of VAT and business tax	Exempted by National Government
Education surcharge	Amount of VAT and business tax	Exempted by National Government
Anti-flood fee	Proceeds from the sale of coal	0.1%
Resource tax	Volume of raw coal produced	RMB 2.3 per ton
Compensation for the depletion of coal resources	Volume of raw coal produced	RMB 3.0 per ton
Mine maintenance fund	Volume of raw coal produced	RMB 8.7 per ton

Such taxes, fees and statutory reserves as applicable to Xing An at December 31, 2010 are as follows:

Item	Base	Rate
Corporate income tax	Taxable income	25.0%
VAT	Revenue from domestic sales	17.0%
City construction tax	Amount of VAT and business tax	Exempted by National Government
Education surcharge	Amount of VAT and business tax	3.0%
Anti-flood fee	Proceeds from the sale of coal	0.1%
Resource tax	Aggregate volume of raw coal or coal products sold	RMB 2.3 per ton
Compensation for the depletion of coal resources	Proceeds from the sale of coal	1%
Mine maintenance fund	Volume of raw coal produced	RMB 8.7 per ton
Safety fund	Volume of raw coal produced	RMB 3.0 per ton
Environment fund, voluntary fund (Asset retirement obligation)	Volume of raw coal produced	RMB 1.0 per ton

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

Emissions of waste water by coal mines and coking plants are regulated by the Law on Prevention and Control of Water Pollution of the PRC, promulgated by the Standing Committee of National People’s Congress in May 1984 and as amended in May 1996 and February 2008, which became effective in June 2008, and the Administrative Regulations on the Levy and Use of Discharge Fees, issued by the State Council in January 2003 and effective in July 2003. Any new construction projects, such as coal mines and coking plants, must submit an environmental impact statement, which shall include an assessment of the water pollution hazards the project is likely to produce and its impact on the ecosystem. The environmental impact statement must also contain measures to prevent and control the water pollution hazards. Every new production facility must be equipped with waste water processing facilities which must be put in use together with the production facilities. Construction projects that discharge pollutants into water shall pay a pollutant discharge fee in accordance with state regulations.

Violators of the Environmental Protection Law and various environmental regulations may be subject to warnings, payment of damages and fines. Any entity undertaking construction work or manufacturing activities before the pollution and waste control and processing facilities are inspected and approved by the environmental protection department may be ordered to suspend production or operations and may be fined. The violators of relevant environmental protection laws and regulations may be exposed to criminal liability if violations result in severe loss of property, personal injuries or death.

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

Mineral Resources Laws and Regulations

Exploration, exploitation and mining operations must comply with the relevant provisions of the Mineral Resources Law and other relevant regulations, and are under the supervision of the Ministry of Land and Resources. Exploration and exploitation of mineral resources are also subject to examination and approval by the Ministry of Land and Resources and relevant local authorities. Upon approval, a mining permit is issued by the relevant administrative authorities, which are responsible for supervision and inspection of mining exploitation in their jurisdictions. The holders of mining rights are required to file annual reports with the relevant administrative authorities.

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

Mining safety

On June 7, 2005, the State Council promulgated Several Opinions on Promoting the Healthy Development of the Coal Industry (the “Opinions”), announcing the PRC Government’s policies with respect to the development and restructuring of the coal industry. The Opinions are consistent with the NDRC’s announcement on the revision of the Coal Law and reiterated the PRC Government’s policies with respect to the administration of coal reserves, enhancement of coal mine safety, encouragement of industry consolidation among coal producers, acceleration of the construction of large coal production bases, improvement of mining techniques and equipment for coal production and the organization and regulation of small coal mines.

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

(iii)           The Measures for the Supervision and Inspection of Coal Mine Safety Training (for Trial Implementation) specifies that coal mining enterprises must arrange and provide safety education and training to all of their mining personnel in accordance with relevant regulations; select and send their principal persons in charge, work safety management personnel and special operations personnel to qualified coal mine safety training institutions for training in a timely manner; and obtain the corresponding qualification certificates.

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

Special Regulation by the State Council on Shutting Down Small Coal Mines

The Special Regulation by the State Council on Shutting Down Small Coal Mines went into effect on September 28, 2006. The passage of regulation is the launch of a national campaign to close down small coal mines defined as having annual coal production capacity of 30,000 tons or less, as well as coal mines without proper licenses or permits. The intent of the regulation is to reduce both the high rate of accidents and pollution in the PRC coal mining industry. Under this regulation, 9,887 small and/or illegal coal mines were to have been shut down by the end of 2009. The regulation specifies that the Central Government will support the development of big coal mining operations, defined as having annual coal production capacity of 300,000 tons or more. However, the regulation is silent as to the PRC government’s position on coal mine operations having annual production capacity of more than 30,000 tons but less than 300,000 tons.

Employees

As of December 31, 2010, we had approximately 82 full-time employees, including management, as follows: 15 with our operations at Tong Gong and 60 with our operations at Xing An.  We had 2 full-time employees, including our Chief Executive Officer, at our administrative offices in California and 5 full-time employees located at our administrative offices in Harbin, PRC.  None of these employees are represented by any collective bargaining agreements. We have not experienced a work stoppage. Management believes that our relations with our employees are good.

In addition, during each mining season, we have up to 235 miners working at Tong Gong coal mine and up to 700 miners working at Xing An coal mines, none of whom are employees.  Our subsidiaries contract with various general contractors who provide the miners and who are fully responsible for the miners’ wages, including all state-mandated insurance.

ITEM 1A.                      RISK FACTORS

RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in this annual report before making an investment decision with regard to our securities. The statements contained in or incorporated into this offering that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS

Our business and results of operations are dependent on coal markets, which may be cyclical.

As all of our revenue is derived from sales of coal in the PRC, our business and operating results are substantially dependent on the domestic Chinese demand for coal. The Chinese coal market is cyclical and exhibits fluctuation in supply and demand from year to year. It is subject to numerous factors beyond our control, including, but not limited to, the economic conditions in the PRC and fluctuations in industries with high demand for coal, such as the power and steel industries. Fluctuations in supply and demand for coal affect coal prices, which in turn affects our operating and financial performance. We have experienced substantial price fluctuations in the past and believe such fluctuations will continue. The average selling price of coal products per ton from Tong Gong Coal Mine was RMB 170 per ton in 2005, RMB 174 per ton in 2006, RMB 192 per ton in 2007, RMB 231 per ton in 2008, RMB 332 per ton in 2009 and RMB 360 per ton in 2010. The average selling price of coal products per ton from Hong Yuan and Sheng Yu coal mines was RMB 200 per ton in 2005, RMB 200 per ton in 2006, RMB 225 per ton in 2007, RMB 238 per ton in 2008, RMB 337 per ton in 2009 and RMB 299 per ton in 2010. The demand for coal is primarily affected by the overall economic development and the demand for coal from the electricity generation, steel and construction industries. The supply of coal, on the other hand, is primarily affected by the geographical location of the coal supplies, the volume of coal produced by the domestic and international coal suppliers, and the quality and price of competing sources of coal. Alternative fuels, such as natural gas, oil and nuclear power, and alternative energy sources, such as hydroelectric power also have influences on the market demand for coal. Excess supply of coal or significant reduction in the demand for our coal by domestic electricity generation or steel industries may have an adverse effect on coal prices, which would in turn cause a decline in our profitability. In addition, any significant decline in domestic coal prices could materially and adversely affect our business and results of operations.

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

In addition to the Tong Gong coal mine which we began mining in 2004, we acquired the Xing An Companies which mine the Hong Yuan and Sheng Yu mines in 2008. Exhaustion of the mining rights underlying these mines, as well as mining rights that we may acquire in the future, can also have an adverse effect on operating results that is disproportionate to the percentage of overall production represented by such mining rights.

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

We operate coal mines and related facilities that may be affected by water, gas, fire or structural problems. As a result, we, like other coal mining companies, have experienced accidents that have caused property damage and personal injuries. Although we have implemented safety measures at our mining operations, and provide on-the-job training for our employees, and, in accordance with relevant laws set aside approximately 2.0% of employees’ total remuneration for employees’ injury insurance, there can be no assurance that industry-related accidents will not occur in the future. Mine workers at Hong Yuan, Sheng Yu and Tong Gong coal mines are sub-contracted from general contractors who bear the costs of such insurances. However, we do not currently maintain fire, or other property insurance covering our properties, equipment or inventories, other than with respect to vehicles. In addition, we do not maintain any business interruption insurance or any third party liability insurance to cover claims in respect of personal injury, property or environmental damage arising from accidents on our properties, other than third party liability insurance with respect to vehicles. Any uninsured losses and liabilities incurred by us could have a material adverse effect on our financial condition and results of operations.

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

If we are unable to expand our operations through acquisitions of other coal mining businesses or assets, our profitability may be negatively affected.

We seek to expand our operations both in the regions in which we operate as well as in other parts of China through acquisitions of businesses and asset. Acquisition transactions involve inherent risks, such as:

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

Our business and results of operations are affected by international, national and regional economic conditions. Financial markets in the United States, Europe and Asia have experienced extreme disruption beginning in late 2008, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, ratings downgrades of certain investments and declining values of others. The global economy entered a recession at that time from which it only now appears to be beginning to recover. We are unable to predict the likely duration and severity of the current disruptions in financial markets, credit availability, and adverse economic conditions throughout the world. These economic developments affect businesses such as ours and those of our customers in a number of ways that could result in unfavorable consequences to us. Current economic conditions or a deepening economic downturn in the PRC and elsewhere may cause our current or potential customers to delay or reduce purchases which could, in turn, result in reductions in our sales volumes or prices, materially and adversely affecting our results of operations and cash flows. Volatility and disruption of global financial markets could limit our customers’ ability to obtain adequate financing to maintain operations and proceed with planned or new capital spending initiatives, leading to a reduction in sales volume that could materially and adversely affect our results of operations and cash flow. In addition, a decline in our customers’ ability to pay as a result of the economic downturn may lead to increased difficulties in the collection of our accounts receivable, higher levels of reserves for doubtful accounts and write-offs of accounts receivable, and higher operating costs as a percentage of revenues.

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

In recent years, the Chinese economy has experienced periods of rapid expansion within which there have been some years with high rates of inflation and deflation, which have led to the adoption by the PRC government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation.  While inflation has moderated since 1995, high inflation may in the future cause the PRC government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby adversely affect the Company’s business operations and prospects in the PRC.

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

Future fluctuation in the value of the Renminbi may negatively affect the Company’s sales globally and the Company’s ability to convert its return on operations to U.S. dollars in a profitable manner.

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

We are modifying our corporate structure to assure compliance with current PRC law and regulation.

We have recently reviewed our corporate structure and have determined that in order to assure full compliance with current PRC law and regulation the non-controlling equity interests in our subsidiaries should in each case be held by the other subsidiaries and not by us or in trust.  While we do not anticipate that the Company will be subject to penalty in the form of fines or rescission of these transactions, there can be no assurance in this respect.

Section 29 of the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, or the 2006 M&A Rule, requires MOFCOM’s approval for a foreign investor like the Company to acquire a domestic company like the Xing An Companies with equity or share consideration (as opposed to cash) of the acquiring company if the acquiring company is listed and traded on an overseas public stock exchange.  The Over-the-Counter Bulletin Board, where the Company’s shares were quoted at the time of the acquisition of the Xing An Companies, is not considered by the 2006 M&A Rule to be an overseas public stock exchange.

The Company took the position that it does not need to report to MOFCOM the share consideration portion of the purchase price for the Xing An Companies because Chinese law does not recognize an OTCBB company’s shares as valid consideration.  Accordingly, the Company only disclosed the cash payment at the time it made the requisite regulatory filings.

If the PRC regulatory authorities take the view that the equity or share consideration paid to the Xing An Shareholders should have been reported to MOFCOM and the PRC regulatory authorities do not accept the position that we were not obligated to report the equity or share consideration paid to the Xing An Shareholders because the PRC regulations do not recognize such equity or share consideration paid by an OTCBB company as valid consideration, then, we may be fined. We do not believe, however,  that such fines will materially adversely affected out business and financial performance.

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

Our articles of incorporation, as amended, authorize the issuance of 100,000,000 shares of common and 8,000,000 shares of preferred stock. Our Board of Directors (‘BOD’) has the authority to issue additional shares up to the authorized capital stated in the certificate of incorporation. Our BOD may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. Further, any such issuance may result in a change of control of our corporation.

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

The Securities and Exchange Commission adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. If the trading price of our common stock falls below $5.00 per share, the open-market trading of our common stock is subject to the penny stock rules, which imposes additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”.  The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation.  In addition, the penny stock rules require, prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules.  Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.  We believe the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information.  Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers.  FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Stockholders should have no expectation of any dividends.

The holders of our common stock are entitled to receive dividends when, as and if declared by the BOD out of funds legally available therefore.  To date, we have not declared or paid any cash dividends.  The board of directors does not intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in our business operations.

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

ITEM 3.             LEGAL PROCEEDINGS

As of December 31, 2010, we know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.             RESERVED

PART II

ITEM 5.             MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Common Stock

Quarter Ended	High Bid	Low Bid
December 31, 2010	$7.79	$3.50
September 30, 2010	$5.25	$3.41
June 30, 2010	$10.71	$4.15
March 31, 2010	$11.25	$7.30

December 31, 2009	$8.11	$8.02
September 30, 2009	$8.20	$7.33
June 30, 2009	$6.80	$6.38
March 31, 2009	$6.70	$6.00

As of March 29, 2011, we had approximately 18,902,582 shares of common stock issued and outstanding and 400,000 shares of preferred stock issued and outstanding.

Holders

As of March 29, 2011, we had approximately 968 record holders of our common stock (not including beneficial owners who hold shares at broker/dealers in “street name”) and one record holder of our preferred stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

Please see the discussion in Item 12 titled “Equity Compensation Plan” below.

Sales of Unregistered Securities

Sales of securities within the past three years which were not registered under the Securities Act of 1933, as amended (the “Securities Act”) were previously disclosed in our reports on Form 8-K filed on January 7, 2008 and June 10, 2008, and in our quarterly reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008.

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

RESULTS OF OPERATIONS

Comparison of the years ended December 31, 2010 and 2009

The following table sets forth the results of our operations for the year ended December 31 in each of the years indicated as a percentage of net sales:

	2010		2009
	$	% of Sales	$	% of Sales
Sales	69,030,412	100%	64,998,456	100%
Cost of Goods Sold	40,453,630	59%	27,192,191	42%
Gross Profit	28,576,782	41%	37,806,265	58%
Operating Expenses	9,383,516	14%	5,844,974	9%
Income from Operations	19,193,266	28%	31,961,291	49%
Other Expenses, net	(277,338)	(0.4)%	(174,289)	(0.3)%
Income tax	5,516,722	8%	6,700,175	10%

Net Income	13,399,206	19%	25,086,827	39%

Coal mining production, brokerage and sales at our three mines, in tons, for the periods indicated:

	Tong Gong Coal Mine
	Salable Production (tons)		Brokerage (tons)		Sales (tons)
	2010	2009	2010	2009	2010	2009

Year ended December 31	200,506	350,000	280,000	124,400	480,506	474,400

	Xing An Coal Mines (Hong Yuan and Sheng Yu)
	Salable Production (tons)		Brokerage (tons)		Sales (tons)
	2010	2009	2010	2009	2010	2009

Year ended December 31,	512,350	569,718	512,824	280,000	979,646	849,445

Sales. Our revenues are derived from the sales of coal. During the year ended December 31, 2010, we had sales of $69.03 million compared to $65.0 million for 2009, an increase of approximately 6%.   Since the end of 2009, Xing An Mines commenced mine maintenance and retrofit projects that resulted in decreased production. We expected the projects to take from 12 to 21 months; we partially resumed production in November of 2010 and will fully resume production in 2011. We expect that these mine improvements will improve efficiencies, lower costs and greatly enhance our growth and profitability once completed. The average selling price per ton for 2010 was $47.3 as compared to $49.1 for 2009, a decrease of 4%, resulting from a decrease in average market selling price of coal in the Heilongjiang Province.  Our total sales volume was 1,460,152 tons for 2010, compared to 1,323,845 tons for 2009, an increase of approximately 10%, a result of increased coal brokerage business due to our unique strength and ability of arranging the train-containers for transporting the coals.

Cost of Goods Sold.  Cost of goods sold for the years ended December 31, 2010 was $40.45 million, an increase of $13.26 million or approximately 49%, from $27.19 million for 2009. Our total production during 2010 was 712,856 tons, compared to 919,718 tons produced for 2009, a decrease of 206,862 tons. Cost of goods sold as a percentage of sales increased to approximately 59% for   2010 from approximately 42% for 2009. This increase was mainly due to the increase in the average cost per ton.  Our average cost per ton was $27.71 in 2010, compared to $19.79   in 2009.  This increase was primarily attributable to the increased cost per ton as a result of overall price inflation in China related to our outsourcing the mining work, and the non-cash increase in the cost per ton from the amortization of the cost of the prepaid mining rights and the depreciation expense related to our mineshafts, which costs were amortized over the adjusted salable reserves resulting from the reserve appraisal of December 31, 2010.

The mining reserves were appraised as of December 31 2010 under Industry Guide 7 that the company had approximately 8.7 million tons in salable product reserve. Utilizing Industry Guide 7 as a guideline resulted in our recording a significantly lower amount of reserve, as compared with the reserve amount that was evaluated under PRC standards, a carried over balance of approximately 20.8 million tons in-place reserve under the permitted mining rights as of December 31 2010, which resulted in an increase of approximately $1.05 million collectively in cost of goods sold, the depreciation expenses related to our mining shaft and the amortization of our mining rights, and operating expenses, the amortization of our assets restoration obligations, on non-cash expense basis for 2010.

Gross Profit. Gross profit was $28.58 million for 2010 compared to $37.81 million for 2009, a decrease of $9.23 million.  Our gross profit as a percentage of sales was approximately 41% and 58% in the year ended December 31, 2010 and 2009, respectively. The decrease in gross profit margin was mainly attributable to the decreased saleable production volume, decreased average selling price per ton and increased average cost per ton for the reasons described above.

Operating Expenses.  Operating expenses totaled $9.38 million for 2010 compared to $5.84 million for 2009, an increase of $3.54 million or approximately 61%.   The increase was attributable to 1) an increase in transportation infrastructure construction fees for both Tong Gong and Xing An, which was a new recurring fee levied by the provincial government starting in 2010 and charged at RMB 10 per ton based on sales volume; 2) coal mine security special purpose fee for Tong Gong, a new recurring fee levied by the local authority starting in June of 2010 and charged at RMB 10 per ton based on sales volume; 3) coal price adjusting fund for Tong Gong, a new recurring fee levied by the local authority starting in June of 2010 and charged at RMB 20 per ton based on sales volume; and 4) increased payroll and welfare expenses, and electricity fees as a result of overall price inflation in China.

Net Income. Our net income for 2010 was $13.40 million compared to net income of $25.09 million for 2009, a decrease of $11.69 million.  Net income as a percentage of sales decreased from 39% for 2009 to 19% for 2010. This was mainly attributed to the significant decrease in the saleable production volume, increase in average cost per ton of coal, and increased operating expenses as a result of certain new levies required by the provincial and local authorities staring from the second quarter of 2010, all as described above.

LIQUIDITY AND CAPITAL RESOURCES

Comparison of the years ended December 31, 2010 and 2009

As of December 31, 2010, we had cash and cash equivalents of $46.22 million. Our working capital was approximately $36.43 million. The ratio of current assets to current liabilities was 4.20:1 at December 31, 2010.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2010 and 2009:

	2010	2009
Cash provided by (used in):
Operating Activities	$20,689,513	$25,443,448
Investing Activities	$(7,905,471)	$(121,173)
Financing Activities	$908,019	$(10,820,141)

Net cash provided by operating activities was $20.69 million in the year ended December 31, 2010 as compared to net cash provided by operating activities of $25.44 million in 2009.  The decreases in cash inflow resulted primarily from the decrease in net income in 2010 and slight increase in accounts receivable outstanding and inventory on hand; however, the accounts receivable was collected and the inventory was sold in the beginning of 2011.

Net cash used in investing activities was $7.91 million in 2010 as compared to $0.12 million in 2009. In 2010, we paid approximately $1.91 million for the acquisition of property and $6.0 million of construction in progress for the Xing An mines retrofit. The cash used in 2009 was mainly due to the purchase of mining equipment and construction of an employee training room and shower facility at the Tong Gong mine site.

Net cash provided by financing activities was $0.91 million in 2010 as compared to $10.82 million used in 2009. The increase in cash inflow from financing activities for 2010 was primarily due to an increase in short-term advance from shareholder for paying certain G&A expenses incurred by the US parent company, while in the same period of 2009, we paid $12 million to the selling shareholders of Xing An in connection with the acquisition of Xing An. We repaid $2.8 million to the shareholder in January 2011.

In addition, on January 7, 2011, we completed a private placement of common stock and warrants for net proceeds to us of $13,650,500.  This transaction is fully described in our current report on Form 8-K/A, filed on January 13, 2011.

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

We believe inflation has had a negative impact on our results of operations in 2010. The inflation risk was high in China during 2010 and consumer price index (CPI) ever hit 6.1% and producer price index (PPI) rose 5.1% in November (based on the statistics from the National Bureau of Statistics). Chinese government carried out a serial of financial and monetary policies to prevent inflation. We had higher costs or expenses in getting labor, raw material and outsourcing mining work in our operations, so our average cost per ton for 2010 ended with 40% increase from the last year. Meanwhile, on the other hand, the government controlling price policies put up a ceiling on the price of our products, since coal, as an important commodity, is under the guidance and screening of the government for its pricing and supplying, especially for thermal coal needed by the local power plants, who are our major customers. Our average selling price per ton didn’t go upwards but down 4% overall. As a result, our gross profit margin was reduced in 2010. We expect the adverse impact will become less through 2011, since the inflation risk is lessen due to the government effective efforts and police against price hiking, and we carry out our growth strategy in the development of coal mining project and the increase of production and sales of coal for better scale of economics.

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

The following tables summarize our contractual obligations as of December 31, 2010, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +

Contractual Obligations:
Operating Leases	$137,344	$59,944	$43,200	$34,200	$-
Coal mine retrofit	8,490,000	3,000,000	5,490,000
Mining Rights	897,589	-	-	-	897,589
Total Contractual Obligations:	$9,524,933	$3,059,944	$5,533,200	$34,200	$897,589

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

ITEM 9A.          CONTROLS AND PROCEDURES

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

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance with respect to consolidated financial statement preparation and presentation and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

As required by Section 404 of the Sarbanes-Oxley Act of 2002 and related rules as promulgated by the SEC, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010, using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2010, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and that the internal control material weaknesses reported in our Form 10-K for the year ended December 31, 2008 have been remediated.

ITEM 9B.          OTHER INFORMATION

None.

PART III

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table includes the names, positions held, and dates of appointment of our current executive officers and directors:

Name	Age	Position	Date of Appointment
Guoqing Yue	52	Chairman of the Board of Directors	August 15, 2008

Hongwen Li	53	President*, Chief Executive Officer* and Director	December 15, 2003, August 15, 2008

Xinyu Peng	42	Chief Financial Officer, Secretary	March 11, 2011(1)

Elan Yaish	41	Director	February 27, 2009

Yanlin Qu	46	Director	February 27, 2009

Shengchun Liu	69	Director	February 27, 2009

(1) Mr. Peng was appointed the Chief Financial Officer and Secretary of the Company on March 11, 2011 and replaced Ms. Weiwei Li, who was serving as the Interim Chief Financial Officer since March 17, 2010.

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

Xinyu Peng, Chief Financial Officer and Secretary

Prior to joining the Company, Mr. Peng served as the CFO and Secretary of China Recycling Energy Corporation from August 2008 to December 2010.  From January 2008 to July 2008, Mr. Peng served as Vice President of Tavistock Group Asia.  From November 2006 to July 2008, Mr. Peng served as Chief Financial Officer and Director of MOD3 Cabinets & Home LLC.  From July 2003 to July 2008, he served as Chief Financial Officer of Creative Hospitality Concepts LLC.  Mr. Peng received his master of business administration (“MBA”) from the University of Miami in Florida and his Bachelor of Arts degree from Fudan University in Shanghai, China where he majored in international finance.

Elan Yaish, Director and Chairman of Audit Committee

Mr. Yaish is the President of ERS Associates, Ltd., and has been providing business and financial advisory services to publicly traded and privately held companies since January 2006. From June 2010 he has also been serving as CFO of RF Dynamics Ltd. From August 2002 to November 2005, Mr. Yaish was the Chief Financial Officer, Vice President of Finance and Assistant Secretary of Manchester Technologies, Inc. From February 2000 to July 2002, Mr. Yaish was the Assistant Vice President of Finance at Comverse Technology, Inc. From June 1996 to February 2000, Mr. Yaish was the Vice President of Finance and Controller of Trans-Resources, Inc. Mr. Yaish was a senior accountant at Deloitte & Touche LLP from   September 1992 to May 1996. Mr. Yaish currently serves as a director for New Energy Systems Group. Mr. Yaish graduated from The Yeshiva University, Sy Syms School of Business, with a B.S. in accounting in 1992. Mr. Yaish is a licensed CPA in   New York and a member of the AICPA and NYSSCPA.

Yanlin Qu, Director, Chairman of Nominating Committee and Member of Audit and Compensation Committees

Mr. Qu is the Deputy Director General of the Coalfield Geological Bureau of Heilongjiang Province, a position that he has held since November 1999. He previously served as a senior engineer and a mineral resource appraiser.  Mr. Qu is a 1977 graduate of Heilongjiang School of Mining with a master’s degree in mining sciences.

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

Our Board of Directors has determined that Messrs. Yaish, Qu and Liu are independent.

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

Audit Committee

Although we are not a “listed company” under SEC rules and are therefore not required to have an audit committee, we have an audit committee comprised of independent directors. Our audit committee is comprised of three independent directors: Mr. Elan Yaish, Mr. Yanlin Qu and Mr. Shengchun Liu. Our board of directors has determined, based on information furnished by Mr. Yaish and other available information, that Mr. Yaish meets the requirements of an “audit committee financial expert” as such term is defined in the rules promulgated under the Securities Act and the Exchange Act. On February 27, 2009, Mr. Yaish was appointed to serve, and continues to serve, as chairman of the audit committee, and as our audit committee financial expert.

ITEM 11.                EXECUTIVE COMPENSATION

Summary of Compensation

The following summary compensation table indicates the cash and non-cash compensation earned for years ended December 31, 2010 and 2009 by our Chief Executive Officer and our other highest paid executives whose total compensation exceeded $100,000 (if any) for the years ended December 31, 2010 and 2009.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (4)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Hongwen Li, (1)	2010	0	-0-	-0-	-0-	-0-	-0-	-0-	0
President and CEO	2009	0	-0-	-0-	-0-	-0-	-0-	-0-	0
Yvonne Zhang	2010	85,000	-0-	-0-	-0-	-0-	-0-	-0-	85,000
former CFO (2)	2009	100,000	-0-	-0-	270,277	-0-	-0-	-0-	370,277
Weiwei Li (3)	2010	18,000	-0-	-0-	-0-	-0-	-0-	-0-	18,000
Interim CFO (2)	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1) Mr. Hongwen Li elected not to receive the payment of $100,000 in salary for each of 2009 and 2010, the years in which the salary was earned.

(2) On March 17th, 2010, Ms. Yvonne Zhang resigned as Chief Financial Officer and Ms. Weiwei Li was appointed as our interim Chief Financial Officer.  Ms. Zhang received $25,000 as salary under her employment agreement with the Company through her resignation as Chief Financial Officer and an additional $60,000 as a consulting fee for services rendered to the Company as an independent contractor after the date of her resignation.  Additionally, on January 11, 2011, the Company granted 50,000 shares of Common Stock to Ms. Zhang as consideration for consulting services in connection with the Private Placement.

(3) On March 11, 2011, Xinyu Peng was appointed as Chief Financial Officer of the Company to replace Ms. Li who was serving as our interim Chief Financial Officer since March 17, 2010.  Pursuant to Mr. Peng’s employment agreement, which has a one year term, he will receive an annual salary of $140,000 and an option to purchase 50,000 shares of the Company’s common stock, par value $0.001, at an exercise price equal to the closing price per share of the Company's Common Stock of the grant date.

(4) Represents the aggregate grant date fair value of option awards made during the applicable year computed in accordance with FASB ASC Topic 718. The fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model. For a description of the assumptions used to determine these amounts, see Note 15 in the Notes to the Consolidated Financial Statements filed herewith for the period ended December 31, 2009.

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

Employment Agreement with Hongwen Li

In connection with the appointment of Mr. Hongwen Li as our Chief Executive Officer in August 2008, we entered into an employment agreement with him for an initial term of one year, which automatically renews for successive one-year periods unless one party notifies the other party in writing not to renew at least 60 days before the end of the then effective term. Under the employment agreement, we agreed to compensate Mr. Li an annual salary of $100,000 for his services as President and Chief Executive Officer, which may be adjusted at the discretion of the Board. On January 14, 2011, we amended the employment agreement to increase Mr. Li’s salary to $200,000 beginning on January 1, 2011.  During the term of the employment agreement, we agree to include Mr. Li as an insured if we obtain an officers and directors insurance policy. In addition, we agreed to reimburse Mr. Li for reasonable expenses incurred in connection with the performance of his duties under the employment agreement.

We may terminate the employment agreement for cause if Mr. Li (i) is convicted of (or pleads nolo contendere to) any felony; (ii) commits acts of fraud, misappropriation or embezzlement at the expense of the Company; (iii) engages in willful misconduct, gross negligence or gross or habitual or material neglect in the performance of his duties; or (iv) causes a material breach of any of the covenants, terms or provisions of the employment agreement that remains uncured for a period of 30 days after written notice from us to him. On the other hand, Mr. Li may terminate the employment agreement for good reason if (i) we cause a material breach of any of the provisions of this Agreement that remains uncured within thirty (30) days following his written notice of such breach; (ii) we adversely alter his title, position, status, duties or authority with the Company; (iii) we reduce his compensation; (iv) the Board of Directors requests him to engage in any unlawful activity; or (v) a change in control of the Company occurs.

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

Employment Agreement with Yvonne Zhang

In connection with the appointment of Ms. Yvonne Zhang as our interim chief financial officer in August 2007, we entered in to a one-year employment agreement with her which expired in July 2008. The agreement provided for a yearly salary of $22,000 payable in monthly installments on the first day of the month, as well as reimbursement of expenses. Under the terms of the employment agreement, Ms. Zhang had the right to terminate her employment by giving us prior notice with or without cause, and we had an equal right subject to a longer notice period.

On June 9, 2008, we agreed to employ Ms. Zhang as our full-time Chief Financial Officer, and amended the terms of her employment agreement. Specifically, we agreed to continue the employment of Ms. Zhang for a term commencing on June 9, 2008 and ending on June 8, 2009, during which Ms. Zhang was to receive a base annual salary of $100,000. We also agreed to grant Ms. Zhang options under our 2006 Stock Option/Stock Issuance Plan (the “2006 Plan”) to purchase up to 55,000 shares of our common stock, at an exercise price of $9.35 per share for a period of 5 years. Ms. Zhang was also eligible for an annual bonus, if any, which was to be determined and paid in accordance with policies set from time to time by our board of directors. The employment relationship could be terminated by Ms. Zhang or us prior to the expiration of the Term, with or without cause, upon which we agreed to pay Ms. Zhang any accrued but unpaid base salary and any accrued but unreimbursed expenses.

On March 10, 2009, we granted Ms. Zhang options to purchase up to 55,000 shares of common stock under our 2009 Stock Incentive Plan pursuant to a non-statutory stock option agreement. We granted these options to replace the options previously granted to Ms. Zhang under the 2006 Plan, which expired under their terms.  On March 17th, 2010, Ms. Zhang resigned as Chief Financial Officer and her employment agreement terminated.  In connection with Ms. Zhang’s services to the Company with regard to the Private Placement after the termination of employment, the Company awarded Ms. Zhang 50,000 shares of Common Stock on January 11, 2011

Outstanding Equity Awards at Fiscal Year-End

With the exception of Ms. Yvonne Zhang, our Chief Financial Officer, there were no unexercised options, unvested stock awards or equity incentive plan awards for any of the above-named executive officers outstanding as of December 31, 2010. Pursuant to the terms of her employment agreement, Ms. Zhang was granted options to purchase up to 55,000 shares of common stock under our 2006 Plan, which options were outstanding as of December 31, 2010.

Compensation of Directors

The following director compensation disclosure reflects all compensation awarded to, earned by or paid to the directors below for the year ended December 31, 2010.

DIRECTOR COMPENSATION TABLE
Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (5)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Guoqing Yue (1)	2010	0	-0-	-0-	-0-	-0-	-0-	0
Hongwen Li	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Elan Yaish (2)	2010	30,000	-0-	141,425	-0-	-0-	-0-	125,804
Yanlin Qu (3)	2010	7,320	-0-	-0-	-0-	-0-	-0-	7,320
Shengchun Liu (4)	2010	7,320	-0-	-0-	-0-	-0-	-0-	7,320

(1)  Mr. Guoqing Yue was appointed to our Board of Directors effective August 15, 2008, and is entitled to receive annual compensation of $150,000 for his services rendered as a director, however, Mr. Yue waived his 2010 compensation.

 (2)  Mr. Elan Yaish was appointed to our Board of Directors effective February 27, 2009, and is entitled to receive annual compensation of (i) $30,000 for his services rendered as a director and chairman of the audit committee and (ii) an option to purchase up to 20,000 shares of our common stock under the Company 2009 Stock Incentive Plan.

(3)  Mr. Yanlin Qu was appointed to our Board of Directors effective February 27, 2009, and is entitled to receive annual compensation of RMB 50,000 (approximately USD $7,320) for his services rendered as a director, as well as chairman of the nominating committee and member of the audit and compensation committees.

(4)  Mr. Shengchun Liu was appointed to our Board of Directors effective February 27, 2009, and is entitled to receive annual compensation of RMB 50,000 (approximately USD $7,320) for his services rendered as a director, as well as chairman of the compensation committee and member of the audit and nominating committees.

(5)  Represents the aggregate grant date fair value of option awards made during 2010 computed in accordance with FASB ASC Topic 718. The fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model. On March 3, 2010, the Company granted 20,000 stock options to this director with exercise price of $9.30 per share and a term of 5 years.  The options vest and become exercisable in two equal installments: the first six months from the option grant date and the second six months thereafter.  Based on the fair value method under SFAS 123R (codified in FASB ASC Topic 718), the fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk free interest rate is based upon market yields for US Treasury debt securities at a maturity near the term remaining on the option. Dividend rates are based on the Company’s dividend history. The stock volatility factor is based on the historical volatility of the Company’s stock price. The expected life of an option grant is based on management’s estimate as no options have been exercised in the Plan to date. The fair value of each option grant to employees is calculated by the Black-Scholes method and is recognized as compensation expense over the vesting period of each stock option award. For stock options issued, the fair value was estimated at the date of grant using the following range of assumptions:

•	The options vested upon issuance and have a life of 5 years, with volatility of 100%, risk free interest rate of 3.76%, and dividend yield of 0%.
•	No estimate of forfeitures was made as the Company has a short history of granting options.

Director Agreements

In connection with the appointments of Mr. Guoqing Yue, Mr. Elan Yaish, Mr. Yanlin Qu and Mr. Shengchun Liu to our board of directors, we entered into agreements with each of them as follows:

Under the agreement with Mr. Yue, Mr. Yue is entitled to receive annual compensation of $150,000 for his actual attendance and participation at all meetings of our Board of Directors, as well as expenses incurred in connection therewith. Mr. Yue’s annual compensation will be paid in cash. During his term as a director, Mr. Yue is included as an insured in our officers and directors insurance policy (“D&O Insurance”). In addition, we agreed to reimburse Mr. Yue for reasonable expenses incurred in connection with the performance of duties as a director and Chairman of the Board. The employment also contains restrictive covenants preventing the unauthorized use and/or disclosure by Mr. Yue of confidential information during or at any time after his term as a director.

Under the agreement with Mr. Yaish, in addition to duties as a director, he will serve as chairman of the audit committee as well as the audit committee financial expert, for annual compensation of $30,000. Mr. Yaish has also received options to purchase shares of the Company’s common stock pursuant to a non-statutory stock option agreement entered into between the Company and Mr. Yaish.  Mr. Yaish is included as an insured under our D&O Insurance policy, and the Company has agreed to indemnify Mr. Yaish against any expense, liability, or loss paid or incurred in connection with any event relating to his directorship; we also entered into an indemnification agreement with Mr. Yaish with respect to these matters. During his directorship, Mr. Yaish agrees not to disclose confidential information without our consent and not to be engaged by our direct competitors for services similar to those that he provides to us.

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

Our directors, officers and certain existing shareholders have entered into lock-up agreements in connection with a private placement of our common stock on January 7, 2011, generally providing that they will not offer, sell, contract to sell or grant any option to purchase or otherwise dispose of our common stock or any securities exercisable for or convertible into our common stock owned by them for a period of 1 year after the initial sale of the shares.

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

Securities Authorized for Issuance under Equity Compensation Plan

As of December 31, 2010, we had one equity compensation plan in effect. The Company’s 2006 Stock Option/Stock Issuance Plan was adopted on March 14, 2006, and under its terms, the approval by our shareholders was required within 12 months of its adoption date. As the plan was not approved by our shareholders within that time, no further issuance under the plan is permitted in accordance with its terms.  The Company then replaced the 2006 Stock Option/Stock Issuance Plan with the 2009 Stock Incentive Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding our common stock beneficially owned on March 29, 2011, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.  Shares of common stock subject to options, warrants or convertible securities exercisable or convertible within 60 days of March 29, 2011 are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person. Percentages are determined based on 18,902,582 common shares issued and outstanding as of March 29, 2011. To the best of our knowledge, subject to community and marital property laws, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

	Number of Shares (2)		% of Class of Stock Outstanding (4)
Name and Address of Beneficial Owner (1)	Common Stock	Preferred Stock (3)	Common Stock	Preferred Stock
Guoqing Yue, Chairman of the Board of Directors (5) (11)	6,400,000	-	33.86%	-
Hongwen Li, President and Director	1,092,038	400,000	5.78%	100%
Xinyu Peng, Chief Financial Officer	-	-	-	-
Weiwei Li, former Interim Chief Finacial Officer (6)	-	-	-	-
Yvonne Zhang, former Chief Financial Officer (6)	105,000	-	*	-
Elan Yaish, Director (7)	40,000	-	*	-
Yanlin Qu, Director (8)	-	-	-	-
Shengchun Liu, Director (9)	-	-	-	-
Heilongjiang Xing An Mining Development Group Co., Ltd. (5)	4,800,000	-	25.39%	-
Mingshu Gong (5) (10)	6,400,000	-	33.86%	-
Yunjia Yue (5)	800,000	-	4.23%	-
Yunpeng Yue (5)	800,000	-	4.23%	-
All Directors and Executive Officers as a Group (6) persons	9,167,038	400,000	48.25%	100%

* Less than 1%

(1)	Unless otherwise indicated, the address of the named beneficial owners is: 17890 Castleton Street, Suite 112, City of Industry, California 91789.
(2)	Security ownership information for beneficial owners is taken from statements filed with the Securities and Exchange Commission pursuant to information made known by the Company.
(3)	Each share of preferred stock is convertible into 1 share of common stock and votes on an as converted basis with the shares of common stock on all matters presented to shareholders.
(4)	Based on 18,902,582 shares of Common Stock and 400,000 shares of Preferred Stock outstanding as of March 29, 2011.
(5)
The address of these named beneficial owners is: No. 9 People Road, Jiagedaqi, Jiagedaqi District, Da Xing’an Mountain Region, Heilongjiang Province, PRC 165000. These named beneficial owners received shares of our common stock in connection with the acquisition of Xing An.

(6)
Ms. Li was our interim Chief Financial Officer from March 17, 2010 until Mr. Peng was appointed our Chief Financial Officer on March 11, 2011.  Ms. Zhang was our Chief Financial Officer until March 17, 2010; she has continued to provide financial and accounting services to the Company.  Represents 50,000 shares of Common Stock and 55,000 shares of Common Stock underlying stock options that are currently exercisable.

(7)
Elan Yaish’s address is: 515 Cedarwood Dr., Cedarhurst, NY 11516. Represents 40,000 shares of Common Stock underlying stock options.  Mr. Yaish has been awarded an additional option to acquire 20,000 shares of Common Stock as of February 25, 2011, however, such options are not exercisable within 60 days of March 29, 2011.

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

Advance from shareholders

At December 31, 2010, we owed our Chief Executive Officer $3,180,338 for short-term advances made to us to facilitate our operations.  Imputed interest expense is charged at 6% per annum on the amount due at balance sheet date. Total imputed interest included as additional paid-in capital amounted to $160,676 and $125,132 for the years ended December 31, 2010 and 2009 respectively. The manner of settlement was in cash, and we repaid of $2.8 million to our CEO in January 2011.

Payments to shareholders

As discussed elsewhere in this annual report, we completed the acquisition of the Xing An Companies in April 2008 and issued 8 million shares of our common stock and paid $30,000,000 (which is treated as a dividend) to the Xing An Shareholders, including Mr. Guoqing Yue, our Chairman of the Board. On October 15, 2008, we paid $18 million of the dividend to the Xing An Shareholders in accordance with the terms of the Stock Purchase Agreement. We paid the remaining $12 million of the dividend to the Xing An Shareholders in April 2009.

Director Independence

Based upon information submitted by Mr. Elan Yaish, Mr. Yanlin Qu and Mr. Shengchun Liu, our board of directors has determined that each of them is “independent” under the listing standards of both NYSE Amex LLC (formerly NYSE Alternext US LLC) and The NASDAQ Stock Market.

ITEM 14.                PRINCIPAL ACCOUNTING FEES AND SERVICES

On October 19, 2007, we engaged Goldman Parks Kurland Mohidin, LLP (“GPKM LLP”) as our outside independent accounting firm for the fiscal years ended December 31, 2007.

The following table sets forth fees billed to us by our auditors during the years ended December 31, 2010 and December 31, 2009 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	2010	2009
(i) Audit Fees	$160,000	$$160,000
(ii) Audit Related Fees
(iii) Tax Fees	-	-
(iv) All Other Fees
Total Fees	$160,000	$$160,000

Fees for audit services include fees associated with the annual audit and the review of documents filed with the SEC including quarterly reports on Form 10-Q and the Annual Report on Form 10-K. Audit-related fees principally included accounting consultation and information system control reviews.  Tax fees included tax compliance, tax advice and tax planning work.

PART IV

ITEM 15.                EXHIBITS

(1)           Financial Statements

The following consolidated financial statements of the Company are included in Part II, Item 8 of this Report:

Report of Goldman Park Kurland Mohidin, LLP, Registered Independent Public Accounting Firm

Consolidated Balance Sheets at December 31, 2010 and 2009

Consolidated Statements of Income and Other Comprehensive Income for the Years Ended December 31, 2010 and 2009

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2010 and 2009

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010 and 2009

Notes to Consolidated Financial Statements

(2)           Financial Statement Schedules

Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

(3)           Exhibits

Exhibit Number	Description

2.1	Plan of Exchange, dated September 23, 2004 by which Heritage Companies, Inc. shall acquire Harbin Yong Heng Ke Ji Fa Zhan You Xian Ze Reng Gong Si. (1)

2.2	Purchase and Sale Agreement By and Among Songzai Metal Products Co. Ltd and the Company covering the acquisition of certain assets formerly owned by Heihe Jinchang Coal Mine Co., Ltd. (2)

2.3
Stock Purchase Agreement dated as of December 31, 2007 by and among the Company, Heilongjiang Xing An Group Hong Yuan Coal Mining Co., Ltd. (“Hong Yuan”), Heilongjiang Xing An Group Sheng Yu Mining Co., Ltd., and the holders of 100% of the equity interests of Hong Yuan and Sheng Yu (the “Xing An Shareholders”). (3)

2.4
Asset Purchase Agreement, dated as of May 19, 2010, by and among Erdos City Bayinmengke Liujiaqu Coal Co., Ltd., Erdos City Bayinmengke Investment Group Co., Ltd., Shan Li and Liying Wang, and the Company (15)

3.1	Articles of Incorporation dated June 7, 2001. (4)

3.2	Articles of Exchange among Harbin Yong Heng Ke Ji Fa Zhan You Xian Ze Reng Gong Si and the Company. (5)

3.3	Certificates of Amendments to Articles of Incorporation, dated October 23, 2003. (5)

3.4	Certificate of Amendment to Articles of Incorporation dated July 16, 2004. (4)

3.5	Certificate of Designation, Preference and Rights of Convertible Preferred Stock dated January 9, 2006. (4)

3.6	Certificate of Change Pursuant to NRS 78.209 as filed with the Secretary of State of Nevada on January 7, 2008. (6)

3.7	Amendment to Articles of Incorporation of the Company, dated as of July 1, 2010, changing the Company’s name to U.S. China Mining Group, Inc. (16)

3.8	The Company’s Second Amended and Restated By-laws (14)

4.1	Form of the Promissory Note issued to the Xing An Shareholders (7)

4.2	Form of Investor Warrant (17)

Exhibit Number	Description

4.5	Form of Agent Warrant (17)

10.1	Escrow Agreement dated as of April 4, 2008, by and among the Company, the Xing An Shareholders and U.S. Bank (7)

10.2	Trust Agreement dated as of April 4, 2008, by and among the Company, the Xing An Shareholders and Anping Cang (7)

10.3	U.S. China Mining Group, Inc. 2009 Stock Incentive Plan (12)

10.4	Employment agreement between the Company and Yvonne Zhang dated as of July 20, 2007. (7)

10.5	Form of amendment to employment agreement between the Company and Yvonne Zhang (8)

10.6	Form of employment agreement between the Company and Hongwen Li (9)

10.7	Form of non-statutory stock option agreement with Yvonne Zhang (11)

10.8	Form of non-statutory stock option agreement with Elan Yaish (11)

10.9	First Amendment to Employment Agreement, dated as of January 14, 2011, by and between Hongwen Li and the Company. (18)

10.10	Form of director offer letter to Guoqing Yue (9)

10.11	Form of director offer letter to Elan Yaish (10)

10.12	Form of indemnification agreement with Elan Yaish (10)

10.13	Form of director offer letter to Yanlin Qu and Shengchun Liu (10)

10.14	Securities Purchase Agreement, by and among the Company, the Investors and, with respect to certain sections therein, Euro Pacific (17)

10.15	Registration Rights Agreement, by and among the Company, the Investors and, with respect to certain sections therein, Euro Pacific. (17)

10.16	Employment agreement between the Company and Xinyu Peng dated as of March 11, 2011. (19)

14	Code of Ethics (10)

21	List of subsidiaries (7)

23	Consent of John T. Boyd Company, independent geologists*

31.1	Section 302 Certification by the Company’s Chief Executive Officer*

31.2	Section 302 Certification by the Company’s Chief Financial Officer*

32.1	Section 906 Certification by the Company’s Chief Executive Officer*

32.2	Section 906 Certification by the Company’s Chief Financial Officer*

99.1	Coal Production Right Permit issued by the Heilongjiang Province Economy Committee, dated December 31, 2005. (4)

99.2	Safe Production Certificate issued by the Heilongjiang Coal Safety Inspection Bureau, dated February 16, 2006. (4)

99.3	Coal Mining Certificate No. 2300000520838 effective December 2005 (20)

99.4	Coal Mining Certificate No. C2300002009061120024549 effective April 29, 2010 (20)

*Filed herewith

(1)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed on January 2, 2004

(2)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed on April 8, 2004.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 7, 2008.

(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB filed on March 31, 2006.

(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A filed on May 14, 2004.

(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 10, 2008.

(7)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on April 10, 2008.

(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on June 10, 2008.

(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 19, 2008.

(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 5, 2009.

(11)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 13, 2009.

(12)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed on April 17, 2009.

(13)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 30, 2009.

(14)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 4, 2009.

(15)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 25, 2010.

(16)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on August 16, 2010.

(17)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 12, 2011.

(18)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 18, 2011.

(19)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 14, 2011.

(20)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1/A filed on March 17, 2011.

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. CHINA MINING GROUP, INC. (Registrant)

Date: March 31, 2011	By:	/s/ Hongwen Li
Chief Executive Officer

Date: March 31, 2011	By:	/s/ Xinyu Peng
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  Each person whose signature appears below constitutes and appoints Hongwen Li and Xinyu Peng as his or her true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Name	Title	Date

/s/ Guoqing Yue	Chairman of the Board of Directors	March 31, 2011
Guoqing Yue

/s/ Hongwen Li	Chief Executive Officer and Director	March 31, 2011
Hongwen Li

/s/ Xinyu Peng	Chief Financial Officer	March 31, 2011
Xinyu Peng

/s/ Elan Yaish	Director	March 31, 2011
Elan Yaish

/s/ Yanlin Qu	Director	March 31, 2011
Yanlin Qu

/s/ Shengchun Liu	Director	March 31, 2011
Shengchun Liu

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
U.S. China Mining Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of U.S. China Mining Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for the years ended December 31, 2010 and 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company of December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for the years ended December 31, 2010 and 2009, in conformity with U.S. generally accepted accounting principles.

/s/ Goldman Kurland Mohidin LLP
Goldman Kurland Mohidin LLP
Encino, California
March 28, 2011

U.S. CHINA MINING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

	2010	2009
ASSETS

CURRENT ASSETS
Cash & equivalents	$46,224,944	$31,260,184
Restricted cash	220,217	213,345
Accounts receivable	212,414	-
Other current assets	35,795	25,359
Inventory	1,117,086	6,542

Total current assets	47,810,456	31,505,430

NONCURRENT ASSETS
Goodwill	26,180,923	26,180,923
Prepaid mining right, net	15,646,300	16,805,753
Long term prepaid expense	-	13,669
Property and equipment, net	12,772,164	12,014,244
Construction in progress	6,130,861	-
Deferred tax asset, net	184,432	440,339
Asset retirement cost, net	2,796,520	3,025,929

Total noncurrent assets	63,711,200	58,480,857

TOTAL ASSETS	$111,521,656	$89,986,287

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,906,255	$579,307
Unearned revenue	178,380	1,705,981
Accrued liabilities and other payables	2,774,978	974,519
Taxes payable	3,339,830	1,076,240
Advance from shareholder	3,180,338	2,321,360

Total current liabilities	11,379,781	6,657,407

NONCURRENT LIABILITIES
Long-term payable	301,992	82,214
Asset retirement obligation, net of deposit for mine restoration of $1,164,062 and $980,632, respectively	4,243,129	4,060,461

Total noncurrent liabilities	4,545,121	4,142,675

Total liabilities	15,924,902	10,800,082

CONTINGENCIES AND COMMITMENT

STOCKHOLDERS' EQUITY
Series A Preferred Stock, $0.001 par value, 8,000,000 shares authorized, 400,000 shares issued and outstanding	400	400
Common stock, $0.001 par value, 100,000,000 shares authorized, 14,932,582 shares issued and outstanding	14,932	14,932
Additional paid in capital	39,833,996	38,929,284
Statutory reserves	10,536,604	8,988,637
Accumulated other comprehensive income	5,468,674	3,362,043
Retained earnings	39,742,148	27,890,909

Total stockholders' equity	95,596,754	79,186,205

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$111,521,656	$89,986,287

The accompanying notes are an integral part of these consolidated financial statements.

U.S. CHINA MINING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009

Net sales	$69,030,412	$64,998,456
Cost of goods sold	40,453,630	27,192,191

Gross profit	28,576,782	37,806,265

Operating expenses
Selling	1,605,698	1,100,681
General and administrative	7,777,818	4,744,293

Total operating expenses	9,383,516	5,844,974

Income from operations	19,193,266	31,961,291

Non-operating income (expenses)
Interest income	88,890	34,969
Interest expense	(365,805)	(320,527)
Other income (expense)	(423)	111,269

Total non-operating expenses, net	(277,338)	(174,289)

Income before income tax	18,915,928	31,787,002
Provision for income tax	5,516,722	6,700,175

Net income	13,399,206	25,086,827

Other comprehensive income
Foreign currency translation gain (loss)	2,106,631	(213,823)

Comprehensive Income	$15,505,837	$24,873,004

Basic weighted average shares outstanding	14,932,582	14,932,582

Diluted weighted average shares outstanding	15,342,139	15,348,088

Basic net earnings per share	$0.90	$1.68

Diluted net earnings per share	$0.87	$1.63

The accompanying notes are an integral part of these consolidated financial statements.

U.S. CHINA MINING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,399,206	$25,086,827
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	3,491,312	4,607,484
Accretion of interest on asset retirement obligation	205,129	195,394
Imputed interest	160,676	125,132
Warrants expense	596,580	-
Stock option compensation	147,456	77,955
Changes in deferred tax	263,726	(405,921)
(Increase) decrease in current assets:
Accounts receivable	(207,808)	-
Other receivables, deposits and prepayments	3,610	35,787
Inventory	(1,086,263)	23,138
Deposit for mine restoration	(149,683)	(980,230)
Increase (decrease) in current liabilities:
Accounts payable	1,281,751	308,704
Unearned revenue	(1,546,262)	1,514,965
Accrued liabilities and other payables	1,948,252	482,847
Taxes payable	2,181,831	(5,628,634)

Net cash provided by operating activities	20,689,513	25,443,448

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	(247)	(244)
Acquisition of property, plant & equipment	(1,907,314)	(109,950)
Construction in progress	(5,997,910)	(10,979)

Net cash used in investing activities	(7,905,471)	(121,173)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to shareholders	858,977	1,097,679
Increase in long term payable	-	82,180
Dividend to Xing An shareholders	-	(12,000,000)
Due from shareholders	49,042	-

Net cash provided by (used in) financing activities	908,019	(10,820,141)

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	1,272,699	13,309

NET INCREASE IN CASH & EQUIVALENTS	14,964,760	14,515,443

CASH & CASH EQUIVALENTS, BEGINNING OF YEAR	31,260,184	16,744,741

CASH & EQUIVALENTS, END OF YEAR	$46,224,944	$31,260,184

Supplemental Cash flow data:
Income tax paid	$4,241,062	$12,411,106
Interest paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

SONGZAI INTERNATIONAL HOLDING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2010 AND 2009

	Series A Preferred stock		Common stock
	Shares	Amount	Shares	Amount	Paid in capital	Statutory reserves	Accumulated other comprehensive income	Retained earnings	Total

Balance at January 1, 2009	400,000	$400	14,932,582	$14,932	$38,726,197	$7,579,346	$3,575,866	$4,213,373	$54,110,114

Net income for the year	-	-	-	-	-	-	-	25,086,827	25,086,827

Stock options compensation	-	-	-	-	77,955	-	-	-	77,955

Imputed interest on advances from stockholder	-	-	-	-	125,132	-	-	-	125,132

Transfer to statutory reserves	-	-	-	-	-	1,409,291	-	(1,409,291)	-

Foreign currency translation loss	-	-	-	-	-	-	(213,823)	-	(213,823)

Balance at December 31, 2009	400,000	400	14,932,582	14,932	38,929,284	8,988,637	3,362,043	27,890,909	79,186,205

Net income for the year	-	-	-	-	-	-	-	13,399,206	13,399,206

Stock options compensation	-	-	-	-	147,456	-	-	-	147,456

Imputed interest on advances from stockholder	-	-	-	-	160,676	-	-	-	160,676

Transfer to statutory reserves	-	-	-	-	-	1,547,967	-	(1,547,967)	-

Warrants expense	-	-	-	-	596,580	-	-	-	596,580

Foreign currency translation loss	-	-	-	-	-	-	2,106,631	-	2,106,631

Balance at December 31, 2010	400,000	$400	14,932,582	$14,932	$39,833,996	$10,536,604	$5,468,674	$39,742,148	$95,596,754

The accompanying notes are an integral part of these consolidated financial statements.

U.S. CHINA MINING GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  DECEMBER 31, 2010 and 2009

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

Because current PRC regulations restrict foreign ownership of any mining-related company to 90% of such company’s equity interest, the Company acquired 90% of the registered capital, being 90% of the outstanding equity interests, of each of Hong Yuan and Sheng Yu from their owners (the “Xing An Shareholders”). Concurrently with the acquisition, the Xing An Shareholders placed the beneficial interests to the remaining 10% equity interests of Xing An in trust for the benefit of the Company pursuant to a Trust Agreement. Under the terms of the Trust Agreement, all rights attached to the 10% equity interests are to be exercised by the trustee at the direction, and for the sole benefit, of the Company. Transfer of the 10% equity interests to the Company shall occur when permitted under applicable PRC regulations. At such time, if the trust is deemed to violate applicable PRC regulations or can no longer achieve its intended purpose, the trust shall terminate, and the 10% equity interests shall revert back to the Xing An Shareholders.

Hong Yuan was incorporated in Heilongjiang Province on August 18, 2003, under the name Daxinganling Mohe County Hong Yuan Coal Mine Co., Ltd. Sheng Yu was incorporated in Heilongjiang Province on August 18, 2003, under the name Daxinganling Mohe County Sheng Yu Mining Co., Ltd. Each company produces coal for sale to utilities and industrial markets.  Both mines are located in Mohe County, in the most northern regions of China, and are geologically joined.  The Xing An shareholders acquired Hong Yuan on August 19, 2005 and Sheng Yu on May 8, 2005. From January 1, 2005 until these companies were acquired by Xing An’s shareholders, the mines these companies have mining rights to were not in operation.

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

Use of Estimates

In preparing financial statements in conformity with US generally accepted accounting principles (“US GAAP”), management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting year. Significant estimates, required by management, include the recoverability of long-lived assets, allowance for doubtful accounts, and the reserve for obsolete and slow-moving inventories. Actual results could differ from those estimates.

Cash and Equivalents

For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2010 and 2009, the Company had restricted cash of $220,217 and $213,345, respectively, in the bank pledged for coal mine safety required by the Heilongjiang Board for Overseeing Safety Production.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.

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

Goodwill

Goodwill is the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement No. 142”), codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, goodwill is not amortized but is tested for impairment, annually or when circumstances indicate a possible impairment may exist. Impairment testing is performed at a reporting unit level. An impairment loss generally would be recognized when the carrying amount of the reporting unit exceeds its fair value, with the fair value of the reporting unit determined using discounted cash flow (DCF) analysis. A number of significant assumptions and estimates are involved in the application of the DCF analysis to forecast operating cash flows, including the discount rate, the internal rate of return, and projections of realizations and costs to produce. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated.

On April 4, 2008, the Company completed the acquisition of 90% of Xing An pursuant to the Agreement for price determined by multiplying the number of shares of SGZH outstanding just prior to the transaction (400,000 Series A preferred shares and 6,932,582 common shares) by the average stock price of SGZH stock two days before and two days after the Agreement date. In connection with the transaction, the Xing An shareholders received 8 million shares of SGZH common stock and $30 million, which was treated as a dividend payable and recorded as a charge to retained earnings.  The total consideration exceeded the fair value of the net assets acquired by $26,180,923, which was recorded as goodwill. As a result of the acquisition, the Xing An Shareholders owned 53% of the combined company. For accounting purposes, the acquisition of Xing An by SGZH is accounted for as a reverse acquisition of SGZH by Xing An.  As of December 31, 2010, the Company concluded there was no impairment to the goodwill.

Asset Retirement Cost and Obligations, Deposit for Mine Restoration

The Company uses Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, codified in FASB ASC Topic 410. This Statement generally requires the Company’s legal obligations associated with the retirement of long-lived assets are recognized at fair value at the time the obligations are incurred. Obligations are incurred when development of a mine commences for underground mines or construction begins for support facilities, refuse areas and slurry ponds. The obligation’s fair value is determined using DCF techniques and is accreted over time to its expected settlement value. Upon initial recognition of a liability, a corresponding amount is capitalized as part of the carrying amount of the related long-lived asset. Amortization of the related asset is calculated on a unit-of-production method by amortizing the total estimated cost over the salable reserves determined under SEC Industry Guide 7, multiplied by the production during the period. The Company reviews its asset retirement obligations at least annually and makes necessary adjustments for permit changes as granted by state authorities and for revisions of estimates of the amount and timing of costs. For ongoing operations, adjustments to the liability result in an adjustment to the corresponding assets.  At December 31, 2010, there was no adjustments for the asset retirement obligations.

Xing An voluntarily applied to Daxinganling District Environment Protection Bureau for the asset retirement obligation and is obligated to account for land subsidence, restoration, rehabilitation and environmental protection at a rate of RMB 1 per ton based on total reserves at the end of the useful lives of the mines.

From January 1, 2009, Xing An and Tong Gong were required by the local Environment Protection Bureau and Heilongjiang Province National Land and Resources Administration Bureau (“HPNLRAB’) to deposit RMB 18,886,500 ($2,765,632) and RMB 5,000,000 ($731,090), respectively, within a certain period of time to a bank account held by local mining authority for land subsidence, restoration and rehabilitation when the mine is fully depleted.  At December 31, 2010, Xing An deposited RMB 5,665,950 ($855,535) and Tong Gong deposited RMB 2,043,280 ($308,527). See additional discussion in Note 12, “Asset Retirement Cost and Obligations.”

Environmental Costs

The PRC adopted environmental laws and regulations that affect the operations of the coal mining industry. The outcome of environmental liabilities under proposed or future environmental legislation cannot be reasonably estimated at present, and could be material. Under existing legislation, however, Company management believes there are no probable liabilities that will have a material adverse affect on the financial position of the Company.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Costs of mine development, expansion of the capacity of, or extending the life of our mine are capitalized and principally amortized using the units-of-production method over the actual tons of coal produced directly benefiting from the capital expenditure. Mobile mining equipment and other fixed assets are stated at cost and depreciated on a straight-line basis over the estimated useful lives of 10 to 15 years. Leasehold improvements are amortized over their estimated useful lives or the term of the lease, whichever is shorter. Major repairs and betterments that significantly extend original useful lives or improve productivity are capitalized and depreciated over the period benefited. Maintenance and repairs are expensed as incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations.

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

Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of December 31, 2010 and 2009, there were no impairments of its long-lived assets.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), codified in FASB ASC Topic 740. When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interests associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. At December 31, 2010 and 2009, the Company did not take any uncertain positions that would necessitate recording of a tax related liability.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (“SAB”) 104 (codified in FASB ASC Topic 605). Coal sales include sales of coal produced at Company operations and coal purchased from other coal mining companies. Sales are recognized when a formal arrangement exists, which is generally represented by a contract between the Company and the buyer; the price is fixed or determinable; title has passed to the buyer, which generally is at the time of delivery; no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as unearned revenue.

When the Company purchases coal from other mining companies, its customers pick up the coal at those coal mines’ premises or the coal is shipped directly from other coal mining companies. Purchases and shipments of the coal from other mining companies are arranged at the same time.  Sales of brokered coal are recognized at the time of delivery.

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

	Years Ended December 31,
	2010	2009

Net income	$13,399,206	$25,086,827

Weighted average shares outstanding - basic	14,932,582	14,932,582
Effect of dilutive securities:
Series “A” preferred stock	400,000	400,000
Options issued	9,557	15,506
Weighted average shares
outstanding - diluted	15,342,139	15,348,088

Earnings per share – basic	$0.90	$1.68
Earnings per share – diluted	$0.87	$1.63

Fair Value of Financial Instruments

Certain of the Company’s financial instruments, including cash and equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and short-term debt, carrying amounts approximate their fair values due to their short maturities.  ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial instruments held by the Company. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

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

As of December 31, 2010 and 2009, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

The Company uses SFAS No. 130 “Reporting Comprehensive Income” (codified in FASB ASC Topic 220). Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the years ended December 31, 2010 and 2009 consisted of net income and foreign currency translation adjustments.

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (codified in FASB ASC Topic 718 and 505). The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

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

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815 “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, Derivatives and Hedging — Embedded Derivatives — Recognition. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU was effective for the Company on July 1, 2010. Early adoption is permitted. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

As of December 31, 2010, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

3.    INVENTORY

Inventory, at December 31, 2010 and 2009, consisted of coal and materials needed for coal extraction.

4.    PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at December 31, 2010 and 2009:

	2010	2009

Building	$5,173,404	$3,154,697
Mining structure	10,194,706	9,887,888
Production equipment	4,401,647	4,302,937
Office equipment	70,167	33,958
Vehicles	201,297	167,668
	20,041,221	17,547,148
Less: Accumulated depreciation	(7,269,057)	(5,532,904)
	$12,772,164	$12,014,244

Depreciation for the years ended December 31, 2010 and 2009 was $1,531,000 and $1,928,000, respectively.

5.   OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

Other receivables are advances to employees for traveling and other business related expenses. Deposits mainly represented deposits to the government for certain mining certificates issued by the specific PRC authorities. Prepayments represented payments made for working supplies and utilities.

6.   PREPAID MINING RIGHTS

Prepaid mining rights are the portion of the mining rights for which the Company previously paid. The price is determined by the local mining bureau from which the Company acquired its mining rights, based in part on market price set by the Heilongjiang National Land and Resources Administration Bureau and in part on negotiations with the local mining bureau. The price is established at the time of payment, regardless of when production of the underlying coal occurs. The price for Tong Gong was RMB 8 ($1.17) per ton for 2009 and 2008 and RMB 3.09 ($0.43) per ton for 2005 through 2007; the price for Xing An was RMB 9 ($1.32) per ton for 2009 and 2008, RMB 6 ($0.85) per ton for 2006 and 2007, and RMB 4 ($0.50) per ton for 2005. For any mining rights granted prior to September 1, 2006, the Company is generally required to pay for the entire amount of coal underlying such mining rights within five years from the date such right is granted unless specific good cause exists for extension. Effective September 1, 2006, under the authority of the Heilongjiang Geology and Mineral Exploration Office, the Company has ten years to pay for the coal underlying any mining rights granted on or after such date.

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

The Company’s prepaid mining rights consisted of the following at December 31, 2010 and 2009:

	2010	2009
Prepaid mining rights	$25,993,978	$25,211,669
Less: Amortized portion	(10,193,058)	(8,405,916)
Prepaid mining rights, net	$15,646,300	$16,805,753

The Company amortizes the mining rights by using total cost of mining rights (the sum of those for which the Company has paid and those for which the Company is still committed to pay) divided by total salable reserves determined under SEC Industry Guide 7, multiplied by production during the period.  The cost of unpaid mining rights is assumed to be the same as the most current price per ton paid by the Company (RMB 8 ($1.17) per ton).  Amortization was  $1,644,000and $2,406,000 for 2010 and 2009, respectively.

As of December 31, 2010 and 2009, the total quantity of coal the Company is legally allowed to extract under the mining rights of Xing An and Tong Gong was 25,931,500 tons (as per above table); however, as noted in the table above, this amount reflects the in place resources on which the mining rights are based and to which those mining rights extend. But these amounts, determined by the appropriate PRC authorities, do not coincide with the definition of proven and probable product reserves of SEC Industry Guide 7, which would be 8.7 million tons as of December 31, 2010. The Company paid for 25,165,295 tons at December 31, 2010, and is committed to pay for 766,205 tons of coal at RMB 8 ($1.17) per ton, or $897,589, which must be paid by September 30, 2017. The prepayment of mining rights is accounted for similar to a royalty agreement as neither the payment terms nor the price per ton is fixed.

7.   CONSTRUCTION IN PROGRESS

Construction in progress is the amount paid for Xing An mines’ maintenance and retrofit project which commenced at the end of 2009. The project will take about 12 – 21 months to finish. The estimated cost for the retrofit was approximately $14 million; the Company has incurred $6.1 million as of December 31, 2010.

8.   RELATED PARTY TRANSACTIONS

Lease from shareholder

Xing An leases its office and certain office equipment under long-term leases from a principal shareholder for approximately $1,800 (RMB 12,500) per month. The operating lease requires Xing An to pay certain operating expenses applicable to the leased premises.

Advance from shareholder

At December 31, 2010 and 2009, the Company owed a shareholder $3,180,338 and $2,321,360, respectively, for short-term advance as a result of this shareholder paying certain US headquarters’ G&A expenses for the Company. This short-term advance was payable upon demand with no collateral required. Imputed interest expense is charged at 6% on the amount due at the balance sheet date and is included as additional paid-in capital. Total imputed interest included as additional paid-in capital was $160,676 and $125,132 for the years ended December 31, 2010 and 2009.  The Company has repaid $2.8 million to the shareholder in January 2011.

9.   ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at December 31, 2010 and 2009:

	2010	2009
Accrued liabilities	$198,977	$102,238
Other payables
Education and union outlays	145,488	127,609
Transportation infrastructure construction fee	1,171,922	-
Mine security special purpose fee	83,772	-
Mine shaft maintenance fee	679,481	659,031
Coal price adjustment fund	167,545	-
Resource compensation fee	198,339	-
Others	129,454	85,641
Subtotal	2,576,001	872,281
Total	$2,774,978	$974,519

Accrued liabilities mainly represented accrued payroll, welfare and legal and audit expense.  Transportation infrastructure construction fees was a fee for Tongong and XingAn levied by the provincial government at RMB 10 per ton based on sales volume; Coal mine security special purpose fee was a fee for Tonggong levied by the local authority at RMB 10 per ton based on sales volume; Coal price adjusting fund was a fee for Tongong levied by the local authority at RMB 20 per ton based on sales volume

10.   TAXES PAYABLE

Taxes payable consisted of the following at December 31, 2010 and 2009:

	2010	2009
Income tax	$1,790,990	$735,759
Value added tax	1,468,677	323,100
Resource tax	73,163	16,062
Other	7,000	1,319
	$3,339,830	$1,076,240

11.   LONG TERM PAYABLE

Long term payable is a refundable deposit from an independent contractor who is responsible for the mining work at Tong Gong mine site. The Company outsourced Tong Gong mining work for 3 years, and the contractor was required to pay a deposit for mining safety assurance, which will be refunded to this contractor when the contract period expires.

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

Effective January 1, 2009, Xing An and Tong Gong were required by the local Environment Protection Bureau and HPNLRNB to deposit RMB 18,886,500 ($2,765,632) and RMB 5,000,000 ($731,090), respectively, within a period of time presently expected to be three to five years to a bank account held by local mining authority for land subsidence, restoration and rehabilitation when the mine is fully depleted.  At December 31, 2010, Xing An deposited RMB 5,665,950 ($855,535), and Tong Gong deposited RMB 2,043,280 ($308,527).

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

Asset Retirement Cost at December 31, 2010 and 2009 was:

	2010	2009
Asset retirement cost	$4,495,560	$4,360,262
Less: Accumulated amortization	(1,699,040)	(1,334,333)
	$2,796,520	$3,025,929

Amortization for asset retirement cost for the years ended December31, 2010 and 2009 was $316,290 and $474,900, respectively.

Changes in Asset Retirement Obligation for the years ended December 31, 2010 and 2009 consisted of the following:

	2010	2009
Balance at Beginning of Period	$4,060,461	$3,974,356
Asset Retirement Obligation for Tong Gong	-	867,435
Accretion of interest expense	205,128	195,394
Deposit for mine restoration during the period	(149,683)	(980,632)
Foreign currency translation gain	127,223	3,908
Ending balance	$4,243,129	$4,060,461

 13.  DEFERRED TAX ASSET, NET

Deferred tax asset is the differences between the tax and book depreciation of mining shafts using unit-of-production method, amortization of mining rights for reserves under SEC Industry Guide 7, and amortization of asset retirement cost.

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

Deferred tax asset (liability) consisted of the following at December 31, 2010 and 2009:

	2010	2009
Deferred tax asset for amortization of mining rights, amortization of asset retirement cost and depreciation of assets using unit-of-production method	$2,205,616	$2,017,029

Deferred tax liability for statutory reserves for Mine safety and maintenance expenses	(2,021,184)	(1,576,690)
Net deferred tax asset	$184,432	$440,339

14.  INCOME TAXES

The Company is subject to income taxes by entity on income from the tax jurisdiction in which each entity is domiciled.

U.S. China Mining Group, Inc., the US parent company was incorporated in Nevada and has net operating losses (“NOL”) for income tax purposes.  The US parent company has NOL carry forwards for income taxes of approximately $4,154,000 at December 31, 2010, which may be available to reduce future years’ taxable income as NOLs can be carried forward up to 20 years from the year the loss is incurred. Management believes the realization of the benefits from these losses is uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided for the US parent company.

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

Consolidated foreign pretax earnings approximated $20,806,000 for the year ended December 31, 2010. Pretax earnings of a foreign subsidiary are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are indefinitely invested outside the United States. At December 31, 2010, approximately $45,351,000 of accumulated undistributed earnings of non-U.S. subsidiaries was indefinitely invested. At the existing U.S. federal income tax rate, additional taxes of approximately $5,973,000 would have to be provided if such earnings were remitted currently.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31, 2010 and 2009:

	2010	2009
US statutory rates	34.0%	34.0%
Tax rate difference	(9.9)%	(9.3)%
Permanent difference on deferred tax	0.5%	(0.2)%
Change tax rate on deferred tax	1.2%	-%
Effect of tax holiday	-%	(4.4)%
Valuation allowance on US NOL	3.4%	1.0%
Tax per financial statements	29.2%	21.1%

 The provisions for income tax  for the years ended December 31, 2010 and 2009 consisted of the following:

	2010	2009
Income tax expense - current	$5,252,996	$7,087,798
Income tax expense (benefit) - deferred	263,726	(387,623)
Total income tax expenses	$5,516,722	$6,700,175

15.  MAJOR CUSTOMERS AND VENDORS

Three customers accounted for 60%, 19% and 10% of the Company’s sales for the year ended December 31, 2010.  Three customers accounted for 48%, 16% and 12% of the Company’s sales for the year ended December31, 2009.

At December 31, 2010 and 2009, the total receivable balance due from these customers was $212,414 and $0, respectively.

There were no major vendors for the Company for the years ended December 31, 2010 or 2009.

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

Common welfare fund

Common welfare fund is a voluntary fund that the Company can elect to transfer 5% to 10% of its net income, as determined under PRC accounting rules and regulations, to this fund.  The Company did not make any contribution to this fund during the years ended December 31, 2010 and 2009.

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

The statutory reserves were as follows as of December 31, 2010 and 2009:

	2010	2009
Statutory surplus reserve	$3,187,265	$3,148,865
Safety and Maintenance reserve	7,349,340	5,839,772
Total statutory reserves	$10,536,605	$8,988,637

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

The following table summarizes activities of these options for the years ended December 31, 2010 and 2009:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2009	55,000	$9.35	4.44
Exercisable at January 1, 2009	55,000
Cancelled	(55,000)	(9.35)	(4.44)
Exercised	-	-	-
Granted	75,000	5.61	5.00
Outstanding at December 31, 2009	75,000	5.61	4.19
Exercisable at December 31, 2009	65,000
Granted	20,000	9.30	5.00
Exercised	-	-	-
Outstanding at December 31, 2010	95,000	$6.39	3.40
Exercisable at December 31, 2010	85,000

The Company recorded $147,456 and $77,955 of compensation expense for stock options during the years ended December 31, 2010 and 2009, respectively. There were no options exercised during the year ended December 31, 2010 and 2009.

18. WARRANTS TO INVESTOR RELATION FIRM

On April 19, 2010, the Company granted warrants to acquire 200,000 shares of the Company’s common stock, par value $0.001, at $9.50 per share to a investor relations firm. The warrants have a term of 5 years. The Company accounted for warrants issued to investor relations firms based on ASC 505-50 at each balance sheet and expense recorded based on the period elapsed at each  balance sheet date, which is the date at which the counterparty’s performance is deemed to be completed for the period. The fair value of each warrant granted is estimated on the date of the grant using the Black-Scholes option pricing model under ASC 505-30-11 and is recognized as compensation expense over the service term of the investor relations agreement as it is a better matching of cost with services received. The warrants are classified as equity instruments and are exercisable into a fixed number of common shares. There is no commitment or requirement to change the quantity or terms based on conditions to the counterparty’s performance or market conditions.  The fair value of the warrants was calculated using the following assumptions: estimated life of five years, volatility of 100%, risk free interest rate of 2.76%, and dividend yield of 0%.

The following table summarizes activity for the warrants to certain investor relations firms:

	Number of Shares	Average Exercise Price per Share	Weighed Average Remaining Contractual Term in Years
Outstanding at January 1, 2010	-	$-	-
Granted	200,000	9.50	5.00
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2010	200,000	9.50	4.29
Exercisable at December 31, 2010	200,000	-	-

The Company recorded $596,580 warrants expense during 2010. There were no warrants exercised during 2010. The IR firm cancelled the service agreement with the Company in January 2011.

19.  CONTINGENCIES AND COMMITMENTS

The Company’s operations in the PRC are subject to considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

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

The Company’s  rental expense for the years ended December 31, 2010 and 2009 was approximately $80,000 and $80,000, respectively.

As of December 31, 2010, the future minimum annual lease payments required under operating leases, are as follows by years:

2011	$59,944
2012	21,600
2013	21,600
2014	21,600
2015	12,600
Total	$137,344

We commenced a maintenance and retrofit project for the Xing An mines at the end of 2009. The project will take about 12 - 21 months to finish. The estimated cost for the retrofit was approximately $14 million; the Company has incurred $6.1 million as of December 31, 2010.

20. ACQUISITION OF LIUJIAQU COAL MINE

On May 19, 2010, the Company entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") to acquire the Erdos City Dongsheng District Liujiaqu Coal Mine ("Liujiaqu Coal Mine") located in the Inner Mongolia region of the PRC. The transaction of the acquisition of Liujiaqu Coal Mine had not been completed on December 31, 2010. The parties are reviewing the potential impact on the transaction of new municipal policy and requirements of Erdos City and have not scheduled a date for completion of the transaction.

21.  US PARENT COMPANY BALANCE SHEET AS OF DECEMBER 31, 2010

ASSETS
Cash	$19,824
Other receivables & prepaid expenses	27,050
Investment in subsidiaries	129,880,496
TOTAL ASSETS	$129,927,370

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable & accrued expenses	$200,000
Payable to subsidiaries for payment to selling shareholders of XingAn	30,950,277
Advance from shareholder	3,180,338
Total current liabilities	34,330,615

STOCKHOLDERS' EQUITY:
Series A Preferred Stock ($0.001 par value, 8,000,000 shares authorized, 400,000 shares issued and outstanding)	400
Common stock ($0.001 par value, 100,000,000 shares authorized, 14,932,582 shares issued and outstanding as of December 31, 2010 and 2009)	14,932
Additional paid-in capital	39,833,996
Accumulated other comprehensive income	5,468,674
Statutory reserve	10,536,605
Retained earnings	39,742,148

Total stockholders' equity	95,596,755
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$129,927,370

22. SUBSEQUENT EVENTS

On January 7, 2011, U.S. China Mining Group, Inc. entered into a Securities Purchase Agreement with investors, pursuant to which the Company sold to the Investors, in a private placement transaction  (an aggregate of 3,750,000 units of $4.00 per Unit.  Each Unit is comprised of (i) one share of our common stock, par value $0.001 per share, and (ii) a five-year warrant (the “Investor Warrant”) to purchase 0.5 shares of our Common Stock at $6.80 per share.  In connection with the closing of the Private Placement, we received net proceeds of $13,650,500 after payment of $1,349,500 of cash commissions to the Placement Agent, and other offering expenses and related costs in connection with the Private Placement.  In addition, we issued to the Placement Agents five-year warrants to purchase 375,000 shares of our Common Stock, at $6.80 per share.

The Investor Warrants can be called by the Company for no consideration at any time after the shares of Common Stock underlying the Investor Warrants are registered for resale under an effective registration statement if the volume-weighted average trading price of the Common Stock for any 20 consecutive trading days equals or exceeds $12.00 per share and if the average trading volume during such 20-day period equals or exceeds $1,200,000.  The Investor Warrants and Agent Warrants may be exercised in cash or pursuant to a cashless exercise; however the Investor Warrants may only be exercised by cashless exercise if the Warrant Shares have not been registered for resale in an effective registration statement within twelve (12) months of their issuance. The exercise price of the Investor Warrants and the Agent Warrants is subject to adjustment for stock splits, stock dividends, recapitalizations and the like.

The warrants are classified as equity instruments. The Company accounted for the warrants issued to the investors and placement agents based on the fair value method under ASC Topic 505. The fair value of the warrants was calculated using the Black Scholes Model and the following assumptions: estimated life of five years, volatility of 100%, risk free interest rate of 2.76%, and dividend yield of 0%. No estimate of forfeitures was made as the Company h has a short history of granting options and warrants. The fair value of the warrants at grant date was $10,453,268.

In connection with the Private Placement, the Company, Placement Agent and the Investors entered into a Registration Rights Agreement on January 7, 2011. The Company has agreed to register for resale the total number of shares of Common Stock underlying the Units sold in the Private Placement (including such shares that are issuable upon the exercise of Investor Warrants and Agent Warrants), on a registration statement to be filed with the Securities and Exchange Commission (the “SEC”) on or prior to forty-five (45) days from the closing date of the Private Placement.  The Company was  to use its best efforts to have the registration statement declared effective within 150 days after the initial filing with the SEC or within 180 days if the registration statement is reviewed by the SEC.  The Company shall also maintain the effectiveness of the registration statement until all of the securities covered by the registration statement may be sold by the investors under Rule 144 without any restriction (including volume restrictions).

In the event the registration statement has not been filed or declared effective within the prescribed time period or if the Company has failed to maintain the effectiveness of the registration statement as required, the Company shall pay to the Investors liquidated damages equal to 1.0% of the amount invested for each subsequent 30-day period until the registration statement becomes effective, up to a maximum of 10.0%, and prorated for any period of less than 30 days. On February 14, 2011, the Company filed registration statement with the SEC, which was declared effective as of 5:00 pm on March 24, 2011.

On January 20, 2011, the Company signed an advance agreement with an individual owner of a coal mine located in Guizhou China.  Pursuant to the agreement, through March 4, 2011, the Company has advanced a refundable RMB 30 million (approximately $4,525,000, the maximum amount provided under the agreement) to an escrow account to be used for improvements to this mine.  In addition, the Company intends to undertake the acquisition of the mine from the individual owner if the owner can complete the necessary restructuring of the mine as appropriate for acquisition and the new mining company after the restructuring has received all government required permits for normal production.  If the potential acquisition goes forward, the escrow amount will be treated as partial consideration.  If not, the amount will be reimbursed to the Company.

EXHIBIT INDEX

Exhibit Number	Description

2.1	Plan of Exchange, dated September 23, 2004 by which Heritage Companies, Inc. shall acquire Harbin Yong Heng Ke Ji Fa Zhan You Xian Ze Reng Gong Si. (1)

2.2	Purchase and Sale Agreement By and Among Songzai Metal Products Co. Ltd and the Company covering the acquisition of certain assets formerly owned by Heihe Jinchang Coal Mine Co., Ltd. (2)

2.3
Stock Purchase Agreement dated as of December 31, 2007 by and among the Company, Heilongjiang Xing An Group Hong Yuan Coal Mining Co., Ltd., Heilongjiang Xing An Group Sheng Yu Mining Co., Ltd., and the holders of 100% of the equity interests of Hong Yuan and Sheng Yu (the “Xing An Shareholders”). (3)

2.4
Asset Purchase Agreement, dated as of May 19, 2010, by and among Erdos City Bayinmengke Liujiaqu Coal Co., Ltd., Erdos City Bayinmengke Investment Group Co., Ltd., Shan Li and Liying Wang, and the Company.  (15)

3.1	Articles of Incorporation dated June 7, 2001. (4)

3.2	Articles of Exchange among Harbin Yong Heng Ke Ji Fa Zhan You Xian Ze Reng Gong Si and the Company. (5)

3.3	Certificates of Amendments to Articles of Incorporation, dated October 23, 2003. (5)

3.4	Certificate of Amendment to Articles of Incorporation dated July 16, 2004. (4)

3.5	Certificate of Designation, Preference and Rights of Convertible Preferred Stock dated January 9, 2006. (4)

3.6	Certificate of Change Pursuant to NRS 78.209 as filed with the Secretary of State of Nevada on January 7, 2008. (6)

3.7	Amendment to Articles of Incorporation of the Company, dated as of July 1, 2010, changing the Company’s name to U.S. China Mining Group, Inc. (16)

3.8	the Company’s Second Amended and Restated By-laws (14)

4.1	Form of the Promissory Note issued to the Xing An Shareholders (7)

4.2	Form of Investor Warrant (17)

4.5	Form of Agent Warrant (17)

10.1	Escrow Agreement dated as of April 4, 2008, by and among the Company, the Xing An Shareholders and U.S. Bank (7)

10.2	Trust Agreement dated as of April 4, 2008, by and among the Company, the Xing An Shareholders and Anping Cang (7)

10.3	U.S. China Mining Group, Inc. 2009 Stock Incentive Plan (12)

10.4	Employment agreement between the Company and Yvonne Zhang dated as of July 20, 2007. (7)

10.5	Form of amendment to employment agreement between the Company and Yvonne Zhang (8)

10.6	Form of employment agreement between the Company and Hongwen Li (9)

10.7	Form of non-statutory stock option agreement with Yvonne Zhang (11)

10.8	Form of non-statutory stock option agreement with Elan Yaish (11)

10.9	First Amendment to Employment Agreement, dated as of January 14, 2011, by and between Hongwen Li and the Company. (18)

10.10	Form of director offer letter to Guoqing Yue (9)

10.11	Form of director offer letter to Elan Yaish (10)

10.12	Form of indemnification agreement with Elan Yaish (10)

10.13	Form of director offer letter to Yanlin Qu and Shengchun Liu (10)

10.14	Securities Purchase Agreement, by and among the Company, the Investors and, with respect to certain sections therein, Euro Pacific (17)

10.15	Registration Rights Agreement, by and among the Company, the Investors and, with respect to certain sections therein, Euro Pacific. (17)

10.16	Employment agreement between the Company and Xinyu Peng dated as of March 11, 2011. (19)

14	Code of Ethics (10)

21	List of subsidiaries (7)

23	Consent of John T. Boyd Company, independent geologists*

31.1	Section 302 Certification by the Company’s Chief Executive Officer*

31.2	Section 302 Certification by the Company’s Chief Financial Officer*

32.1	Section 906 Certification by the Company’s Chief Executive Officer*

32.2	Section 906 Certification by the Company’s Chief Financial Officer*

99.1	Coal Production Right Permit issued by the Heilongjiang Province Economy Committee, dated December 31, 2005. (4)

99.2	Safe Production Certificate issued by the Heilongjiang Coal Safety Inspection Bureau, dated February 16, 2006. (4)

99.3	Coal Mining Certificate No. 2300000520838 effective December 2005 (20)

99.4	Coal Mining Certificate No. C2300002009061120024549 effective April 29, 2010 (20)

*Filed herewith

(1)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed on January 2, 2004

(2)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed on April 8, 2004.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 7, 2008.

(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB filed on March 31, 2006.

(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A filed on May 14, 2004.

(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 10, 2008.

(7)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on April 10, 2008.

(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on June 10, 2008.

(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 19, 2008.

(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 5, 2009.

(11)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 13, 2009.

(12)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed on April 17, 2009.

(13)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 30, 2009.

(14)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 4, 2009.

(15)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 25, 2010.

(16)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on August 16, 2010.

(17)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 12, 2011.

(18)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 18, 2011.

(19)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 14, 2011.

(20)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1/A filed on March 17, 2011.