Form 10-Q
period 2011-03-31
U.S. China Mining Group, Inc.
filed 2011-05-16
CIK 1145761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares of common stock outstanding as of May 13, 2011: 18,902,582

U.S. CHINA MINING GROUP INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

U.S. CHINA MINING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010

	2011	2010
ASSETS

CURRENT ASSETS
Cash & equivalents	$49,683,307	$46,224,944
Restricted cash	222,444	220,217
Accounts receivable	172,705	212,414
Other receivables, deposits and prepayments	4,576,739	35,795
Inventory	2,622,322	1,117,086

Total current assets	57,277,517	47,810,456

NONCURRENT ASSETS
Goodwill	26,180,923	26,180,923
Prepaid mining right, net	14,835,155	15,646,300
Property and equipment, net	12,479,670	12,772,164
Construction in progress	12,979,741	6,130,861
Deferred tax asset, net	93,978	184,432
Asset retirement cost, net	2,663,325	2,796,520

Total noncurrent assets	69,232,792	63,711,200

TOTAL ASSETS	$126,510,309	$111,521,656

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,905,329	$1,906,255
Unearned revenue	356,600	178,380
Accrued liabilities and other payables	2,017,247	2,774,978
Taxes payable	2,820,727	3,339,830
Advance from shareholder	-	3,180,338

Total current liabilities	7,099,903	11,379,781

NONCURRENT LIABILITIES
Long-term payable	305,046	301,992
Asset retirement obligation, net of deposit for mine restoration of $1,175,833 and $1,164,062, respectively	4,341,123	4,243,129

Total noncurrent liabilities	4,646,169	4,545,121

Total liabilities	11,746,072	15,924,902

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
Series A Preferred Stock, $0.001 par value, 8,000,000 shares authorized, 400,000 shares issued and outstanding	400	400
Common stock, $0.001 par value, 100,000,000 shares authorized, 18,852,582 and 14,932,582 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	18,852	14,932
Additional paid in capital	54,147,957	39,833,996
Statutory reserves	11,489,676	10,536,604
Accumulated other comprehensive income	6,228,992	5,468,674
Retained earnings	42,878,360	39,742,148

Total stockholders' equity	114,764,237	95,596,754

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$126,510,309	$111,521,656

The accompanying notes are an integral part of the consolidated financial statements.

U.S. CHINA MINING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)

	2011	2010

Net sales	$22,235,947	$12,558,119
Cost of goods sold	13,543,503	7,725,623

Gross profit	8,692,444	4,832,496

Operating expenses
Selling	359,648	565,828
General and administrative	2,523,097	935,791

Total operating expenses	2,882,745	1,501,619

Income from operations	5,809,699	3,330,877

Non-operating income (expenses)
Interest income	51,129	10,610
Interest expense	(68,704)	(85,671)
Other income (expense)	(187)	-

Total non-operating expenses, net	(17,762)	(75,061)

Income before income tax	5,791,937	3,255,816
Provision for income tax	1,702,653	1,130,515

Net income	4,089,284	2,125,301

Other comprehensive income
Foreign currency translation gain (loss)	760,318	(213,823)

Comprehensive Income	$4,849,602	$1,911,478

Basic weighted average shares outstanding	18,591,249	14,932,582

Diluted weighted average shares outstanding	18,993,637	15,360,529

Basic net earnings per share	$0.22	$0.14

Diluted net earnings per share	$0.22	$0.14

The accompanying notes are an integral part of the consolidated financial statements.

U.S. CHINA MINING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,089,284	$2,125,301
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Depreciation and amortization	1,542,347	1,093,693
Accretion of interest on asset retirement obligation	54,862	50,851
Imputed interest	3,823	34,820
Warrants expense	250,703	-
Stock option compensation	36,340	29,085
Changes in deferred tax	91,942	226,904
(Increase) decrease in current assets:
Accounts receivable	41,687	(4,706,917)
Other receivables, deposits and prepayments	(4,522,261)	3,733
Inventory	(1,487,858)	(128,483)
Increase (decrease) in current liabilities:
Accounts payable	(20,000)	(232,550)
Unearned revenue	175,698	(1,041,976)
Accrued liabilities and other payables	(781,358)	695,491
Taxes payable	(550,626)	1,502,524

Net cash (used in ) provided by operating activities	(1,075,417)	(347,524)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	-	(60)
Acquisition of property, plant & equipment	-	(1,863,301)
Construction in progress	(6,759,254)	(720,009)

Net cash used in investing activities	(6,759,254)	(2,583,370)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from shareholders	-	191,539
Proceeds from issuance of common stock	13,650,500	-
Repayment to shareholders	(2,800,000)	-

Net cash provided by financing activities	10,850,500	191,539

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	442,534	8,444

NET INCREASE (DECREASE) IN CASH & EQUIVALENTS	3,458,363	(2,730,911)

CASH & EQUIVALENTS, BEGINNING OF PERIOD	46,224,944	31,260,184

CASH & EQUIVALENTS, END OF PERIOD	$49,683,307	$28,529,273

Supplemental Cash flow data:
Income tax paid	$1,665,177	$684,868
Interest paid	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

U.S. CHINA MINING GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  MARCH 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010

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

Because current PRC regulations restrict foreign ownership of any mining-related company to 90% of such company’s equity interest, the Company acquired 90% of the registered capital, being 90% of the outstanding equity interests, of each of Hong Yuan and Sheng Yu from their owners (the “Xing An Shareholders”). Concurrently with the acquisition, the Xing An Shareholders placed the beneficial interests to the remaining 10% equity interests of Xing An in trust for the benefit of the Company pursuant to a Trust Agreement. Under the terms of the Trust Agreement, all rights attached to the 10% equity interests are to be exercised by the trustee at the direction, and for the sole benefit, of the Company. Transfer of the 10% equity interests to the Company shall occur when permitted under applicable PRC regulations. At such time, if the trust is deemed to violate applicable PRC regulations or can no longer achieve its intended purpose, the trust shall terminate, and the 10% equity interests shall revert back to the Xing An Shareholders.  Upon a review of the Company’s corporate structure, the Company determined that, in order to assure full compliance with current PRC law and regulation, the non-controlling equity interests in its subsidiaries should in each case be held by the other subsidiaries and not by the Company or in trust.  Consequently, the 25% equity interest in Tong Gong, which had previously been structured as an assignment to the Company, has instead been assigned to and is held by the Xing An Companies and the 10% equity interest in the Xing An Companies is now held by Tong Gong and not by the Company in a trust.

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

The interim financial information presented in this Form 10-Q is not audited and is not necessarily indicative of the Company’s future consolidated financial position, results of operations or cash flows.  The accompanying condensed consolidated balance sheet as of December 31, 2010 has been derived from audited financial statements included on Form 10-K, and the interim unaudited condensed consolidated financial statements contained in this Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual financial statements.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations.  In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2011, its results of operations for the three months ended March 31, 2011 and March 31, 2010 and its cash flows for the three months ended March 31, 2011 and March 31, 2010 have been made.  These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K filed with the SEC.

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

Cash and Equivalents

For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At March 31, 2011 and December 31, 2010, the Company had restricted cash of $222,444 and $220,217, respectively, in the bank pledged for coal mine safety required by the Heilongjiang Board for Overseeing Safety Production.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company did not have any bad debt allowance at March 31, 2011 and December 30, 2010.

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

On April 4, 2008, the Company completed the acquisition of 90% of Xing An pursuant to the Agreement for price determined by multiplying the number of shares of SGZH outstanding just prior to the transaction (400,000 Series A preferred shares and 6,932,582 common shares) by the average stock price of SGZH stock two days before and two days after the Agreement date. In connection with the transaction, the Xing An shareholders received 8 million shares of SGZH common stock and $30 million, which was treated as a dividend payable and recorded as a charge to retained earnings.  The total consideration exceeded the fair value of the net assets acquired by $26,180,923, which was recorded as goodwill. As a result of the acquisition, the Xing An Shareholders owned 53% of the combined company. For accounting purposes, the acquisition of Xing An by SGZH is accounted for as a reverse acquisition of SGZH by Xing An.  As of March 31, 2011 and December 31, 2010, the Company concluded there was no impairment to the goodwill.

Asset Retirement Cost and Obligations, Deposit for Mine Restoration

The Company uses Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, codified in FASB ASC Topic 410. This Statement generally requires the Company’s legal obligations associated with the retirement of long-lived assets are recognized at fair value at the time the obligations are incurred. Obligations are incurred when development of a mine commences for underground mines or construction begins for support facilities, refuse areas and slurry ponds. The obligation’s fair value is determined using DCF techniques and is accreted over time to its expected settlement value. Upon initial recognition of a liability, a corresponding amount is capitalized as part of the carrying amount of the related long-lived asset. Amortization of the related asset is calculated on a unit-of-production method by amortizing the total estimated cost over the salable reserves determined under SEC Industry Guide 7, multiplied by the production during the period. The Company reviews its asset retirement obligations at least annually and makes necessary adjustments for permit changes as granted by state authorities and for revisions of estimates of the amount and timing of costs. For ongoing operations, adjustments to the liability result in an adjustment to the corresponding assets.  At March 31, 2011 and December 31, 2010, there were no adjustments for the asset retirement obligations.

Xing An voluntarily applied to Daxinganling District Environment Protection Bureau for the asset retirement obligation and is obligated to account for land subsidence, restoration, rehabilitation and environmental protection at a rate of RMB 1 per ton based on total reserves at the end of the useful lives of the mines.

From January 1, 2009, Xing An and Tong Gong were required by the local Environment Protection Bureau and Heilongjiang Province National Land and Resources Administration Bureau (“HPNLRAB’) to deposit RMB 18,886,500 ($2,765,632) and RMB 5,000,000 ($731,090), respectively, within a certain period of time to a bank account held by local mining authority for land subsidence, restoration and rehabilitation when the mine is fully depleted.  At March 31, 2011, Xing An has deposited RMB 5,665,950 ($864,186) and Tong Gong has deposited RMB 2,043,280 ($311,647). See additional discussion in Note 12, “Asset Retirement Cost and Obligations.”

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

Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of March 31, 2011 and December 31, 2010, there were no impairments of its long-lived assets.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), codified in FASB ASC Topic 740. When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interests associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. At March 31, 2011 and December 31, 2010, the Company did not take any uncertain positions that would necessitate recording of a tax related liability.

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

	Three Months Ended March 31,
	2011	2010

Net income	$4,089,284	$2,125,301

Weighted average shares outstanding - basic	18,591,249	14,932,582
Effect of dilutive securities:
Series “A” preferred stock	400,000	400,000
Options issued	2,388	27,947
Weighted average shares
outstanding - diluted	18,993,637	15,360,529

Earnings per share – basic	$0.22	$0.14
Earnings per share – diluted	$0.22	$0.14

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

Fair Value Measurements and Disclosures

ASC Topic 820, “Fair Value Measurements and Disclosures,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The three levels are defined as follows:

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

As of March 31, 2011 and December 31, 2010, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

The Company uses SFAS No. 130 “Reporting Comprehensive Income” (codified in FASB ASC Topic 220). Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the three months ended March 31, 2011 and 2010 consisted of net income and foreign currency translation adjustments.

Registration Rights Agreement

The Company accounts for payment arrangements under a registration rights agreement in accordance with ASC Topic 825, “Financial Instruments,” which requires the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, be separately recognized and measured in accordance with ASC Topic 450, “Contingencies,”

Stock-Based Compensation

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

New Accounting Pronouncements

In December 2010, FASB issued ASU No. 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this Update affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in this Update modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. Upon adoption of the amendments, any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of an adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In December 2010, FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this Update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company intends to adopt the disclosure requirements for any business combinations in 2011and thereafter.

In April 2010 the FASB issued Accounting Standards Update (ASU) No. 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This Update provides amendments to Accounting Standards Codification (ASC) Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency  of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update provides amendments to ASC Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. This standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU N0. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash. The update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected prospectively in earnings per share and is not considered a stock dividend for purposes of ASC Topic 505 and Topic 260, Earnings Per Share. This standard is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this standard did not have a material impact to the Company’s financial position or results of operations.

3.    INVENTORY

Inventory, at March 31, 2011 and December 31, 2010, consisted of coal.

4.    PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at March 31, 2011 and December 31, 2010:

	2011	2010

Building	$5,225,719	$5,173,404
Mining structure	10,297,797	10,194,706
Production equipment	4,446,157	4,401,647
Office equipment	70,877	70,167
Vehicles	126,558	201,297
	20,167,108	20,041,221
Less: Accumulated depreciation	(7,687,438)	(7,269,057)
	$12,479,670	$12,772,164
Depreciation for the three months ended March 31, 2011 and 2010 was $417,000 and $410,500, respectively.

5.   OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

Other receivables are advances to employees for traveling and other business related expenses. Deposits mainly represented deposits to the government for certain mining certificates issued by the specific PRC authorities. Prepayments represented payments made for working supplies and utilities.

In addition to the above, on January 20, 2011, the Company signed an advance agreement with an individual owner of a coal mine located in Guizhou China.  Pursuant to the agreement, the Company advanced a refundable RMB 30 million (approximately $4,575,000, the maximum amount provided under the agreement) to an escrow account to be used for improvements to this mine.  In addition, the Company intends to undertake the acquisition of the mine from the individual owner if the owner can complete the necessary restructuring of the mine as appropriate for acquisition and the new mining company after the restructuring has received all government required permits for normal production.  If the potential acquisition goes forward, the escrow amount will be treated as partial consideration.  If not, the amount will be reimbursed to the Company.

6.   PREPAID MINING RIGHTS

Prepaid mining rights are the portion of the mining rights for which the Company previously paid. The price is determined by the local mining bureau from which the Company acquired its mining rights, based in part on market price set by the Heilongjiang National Land and Resources Administration Bureau and in part on negotiations with the local mining bureau. The price is established at the time of payment, regardless of when production of the underlying coal occurs. The price for Tong Gong was RMB 8 ($1.17) per ton for 2010, 2009 and 2008 and RMB 3.09 ($0.43) per ton for 2005 through 2007; the price for Xing An was RMB 9 ($1.32) per ton for 2010, 2009 and 2008, RMB 6 ($0.85) per ton for 2006 and 2007, and RMB 4 ($0.50) per ton for 2005. For any mining rights granted prior to September 1, 2006, the Company is generally required to pay for the entire amount of coal underlying such mining rights within five years from the date such right is granted unless specific good cause exists for extension. Effective September 1, 2006, under the authority of the Heilongjiang Geology and Mineral Exploration Office, the Company has ten years to pay for the coal underlying any mining rights granted on or after such date.

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

The Company’s prepaid mining rights consisted of the following at March 31, 2011 and December 31, 2010:

	2011	2010
Prepaid mining rights	$26,256,836	$25,993,978
Less: Amortized portion	(11,421,681)	(10,193,058)
Prepaid mining rights, net	$14,835,155	$15,646,300

The Company amortizes the mining rights by using total cost of mining rights (the sum of those for which the Company has paid and those for which the Company is still committed to pay) divided by total salable reserves determined under SEC Industry Guide 7, multiplied by production during the period.  The cost of unpaid mining rights is assumed to be the same as the most current price per ton paid by the Company (RMB 8 ($1.17) per ton).  Amortization was $965,400 and $573,600 for the three months ended March 31, 2011 and 2010, respectively.

As of March 31, 2011 and December 31, 2010, the total quantity of coal the Company is legally allowed to extract under the mining rights of Xing An and Tong Gong was 25,931,500 tons (as per above table); however, as noted in the table above, this amount reflects the in place resources on which the mining rights are based and to which those mining rights extend. But these amounts, determined by the appropriate PRC authorities, do not coincide with the definition of proven and probable product reserves of SEC Industry Guide 7, which would be 8.28 million tons as of March 31, 2011. The Company paid for 25,165,295 tons at March 31, 2011, and is committed to pay for 766,205 tons of coal at RMB 8 ($1.17) per ton, or $897,589, which must be paid by September 30, 2017. The prepayment of mining rights is accounted for similar to a royalty agreement as neither the payment terms nor the price per ton is fixed.

7.   CONSTRUCTION IN PROGRESS

Construction in progress is the amount paid for Xing An mines’ maintenance and retrofit project which commenced at the end of 2009. The project will take about 12 – 21 months to finish. The estimated cost for the retrofit was approximately $15.5 million; the Company has incurred $13.0 million as of March 31, 2011.

8.   RELATED PARTY TRANSACTIONS

Lease from shareholder

Xing An leases its office and certain office equipment under long-term leases from a principal shareholder for approximately $1,800 (RMB 12,500) per month. The operating lease requires Xing An to pay certain operating expenses applicable to the leased premises.

Advance from shareholder

At December 31, 2010, the Company owed its CEO $3,180,338, for short-term advance as a result of this shareholder paying certain US headquarters’ G&A expenses for the Company. This short-term advance was payable upon demand with no collateral required. Imputed interest expense is charged at 6% on the amount due at the balance sheet date for the close of that period and is included as additional paid-in capital. The Company repaid $2.8 million to its CEO in January 2011, and the remaining $380,000 was waived by the CEO and accordingly, was recorded as additional paid in capital to the Company.

9.   ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at March 31, 2011 and December 31, 2010:

	2011	2010
Accrued liabilities	$45,806	$198,977
Other payables
Education and union outlays	155,427	145,488
Transportation infrastructure construction fee	697,897	1,171,922
Mine security special purpose fee	71,163	83,772
Deposit from constructor for quality assurance on mine shaft maintenance	686,352	679,481
Coal price adjustment fund	71,163	167,545
Resource compensation fee	143,952	198,339
Others	145,487	129,454
Subtotal	1,971,441	2,576,001
Total	$2,017,247	$2,774,978

Accrued liabilities mainly represented accrued payroll, welfare and legal and audit expense.  Transportation infrastructure construction fees was a fee for Tong Gong and Xing An levied by the provincial government at RMB 10 per ton based on sales volume; Coal mine security special purpose fee was a fee for Tong Gong levied by the local authority at RMB 10 per ton based on sales volume; Coal price adjusting fund was a fee for Tong Gong levied by the local authority at RMB 20 per ton based on sales volume.

10.   TAXES PAYABLE

Taxes payable consisted of the following at March 31, 2011 and December 31, 2010:

	2011	2010
Income tax	$1,802,325	$1,790,990
Value added tax	928,564	1,468,677
Resource tax	44,833	73,163
Other	45,005	7,000
Total	$2,820,727	$3,339,830

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

Effective January 1, 2009, Xing An and Tong Gong were required by the local Environment Protection Bureau and HPNLRNB to deposit RMB 18,886,500 ($2,765,632) and RMB 5,000,000 ($731,090), respectively, within a period of time presently expected to be three to five years to a bank account held by local mining authority for land subsidence, restoration and rehabilitation when the mine is fully depleted.  At March 31, 2011, Xing An deposited RMB 5,665,950 ($864,186), and Tong Gong deposited RMB 2,043,280 ($311,647).

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

Asset Retirement Cost at March 31, 2011 and December 31, 2010 was:

	2011	2010
Asset retirement cost	$4,541,020	$4,495,560
Less: Accumulated amortization	(1,877,695)	(1,699,040)
	$2,663,325	$2,796,520

Amortization for asset retirement cost for the three months ended March 31, 2011 and 2010 was $160,800 and $113,800, respectively.

Changes in Asset Retirement Obligation for the three months period ended March 31, 2011 and for the year ended December 31, 2010 consisted of the following:

	2011	2010
Balance at Beginning of Period	$4,243,129	$4,060,461
Accretion of interest expense	54,862	205,128
Deposit for mine restoration during the period	-	(149,683)
Foreign currency translation gain	43,132	127,223
Ending balance	$4,341,123	$4,243,129

13.  DEFERRED TAX ASSET, NET

Deferred tax asset is the difference between the tax and book depreciation of mining shafts using unit-of-production method, amortization of mining rights for reserves under SEC Industry Guide 7, and amortization of asset retirement cost.

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

Deferred tax asset (liability) consisted of the following at March 31, 2011 and December 31, 2010:

	2011	2010
Deferred tax asset for amortization of mining rights, amortization of asset retirement cost and depreciation of assets using unit-of-production method	$2,374,843	$2,205,616

Deferred tax liability for statutory reserves for Mine safety and maintenance expenses	(2,280,865)	(2,021,184)
Net deferred tax asset	$93,978	$184,432

14.  INCOME TAXES

The Company is subject to income taxes by entity on income from the tax jurisdiction in which each entity is domiciled.

U.S. China Mining Group, Inc., the US parent company was incorporated in Nevada and has net operating losses (“NOL”) for income tax purposes.  The US parent company has NOL carry forwards for income taxes of approximately $4,632,000 at March 31, 2011, which may be available to reduce future years’ taxable income as NOLs can be carried forward up to 20 years from the year the loss is incurred. Management believes the realization of the benefits from these losses is uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided for the US parent company.

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

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended March 31, 2011 and 2010:

	2011	2010
US statutory rates	34.0%	34.0%
Tax rate difference	(10.2)%	(9.7)%
Permanent difference on deferred tax	1.1%	0.5%
Change tax rate on deferred tax	-%	7.0%
Valuation allowance on US NOL	4.5%	2.9%
Tax per financial statements	29.4%	34.7%

 The provisions for income tax for the three months ended March 31, 2011 and 2010 consisted of the following:

	2011	2010
Income tax expense - current	$1,610,711	$903,611
Income tax expense (benefit) - deferred	91,942	226,904
Total income tax expenses	$1,702,653	$1,130,515

15.  MAJOR CUSTOMERS AND VENDORS

Two customers accounted for 84% and 14% of the Company’s sales for the three months ended March 31, 2011.  Three customers accounted for 36%, 33% and 22% of the Company’s total sales for the three months ended March 31, 2010.  At March 31, 2011 and December 31, 2010, the total receivable balance due from these customers was $172,705 and $212,414, respectively.

There were no major vendors for the Company for the three months ended March 31, 2011 and 2010.

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

Common welfare fund

Common welfare fund is a voluntary fund that the Company can elect to transfer 5% to 10% of its net income, as determined under PRC accounting rules and regulations, to this fund.  The Company did not make any contribution to this fund during the three months period ended March 31, 2011 and the year ended December 31, 2010.

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

The statutory reserves were as follows as of March 31, 2011 and December 31, 2010:

	2011	2010
Statutory surplus reserve	$3,212,952	$3,187,265
Safety and Maintenance reserve	8,276,724	7,349,339
Total statutory reserves	$11,489,676	$10,536,604

17.  SHAREHOLDERS’ EQUITY

SHARES ISSUED THROUGH PRIVATE PLACEMENT

On January 7, 2011, U.S. China Mining Group, Inc. entered into a Securities Purchase Agreement with investors, pursuant to which the Company sold to the Investors, in a private placement transaction, an aggregate of 3,750,000 units of $4.00 per Unit.  Each Unit is comprised of (i) one share of our common stock, par value $0.001 per share, and (ii) a five-year warrant (the “Investor Warrant”) to purchase 0.5 shares of our Common Stock at $6.80 per share.  In connection with the closing of the Private Placement, we received net proceeds of $13,650,500 after payment of $1,349,500 of cash commissions to the Placement Agent, and other offering expenses and related costs in connection with the Private Placement.  In addition, we issued to the Placement Agents five-year warrants to purchase 375,000 shares of our Common Stock, at $6.80 per share.

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

The warrants are classified as equity instruments. The Company accounted for the warrants issued to the investors and placement agents based on the fair value method under ASC Topic 505. The fair value of the warrants was calculated using the Black Scholes Model and the following assumptions: estimated life of five years, volatility of 100%, risk free interest rate of 2.76%, and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options and warrants. The fair value of the warrants at grant date was $10,453,268.

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

STOCK-BASED COMPENSATION PLAN

On March 11, 2011, the Company granted options to an employee under the Company’s 2009 stock option plan to purchase up to 50,000 shares of the Company’s common stock at $4.50 per share for 5 years.  The options vest and become exercisable in two equal installments: the first six months from the option grant date and the second six months thereafter.

On March 10, 2009, the Company granted options to an independent director under the Company’s 2009 stock option plan to purchase up to 20,000 shares of the Company’s common stock at $6.30 per share for 5 years. The options vested and became exercisable in two equal installments: the first six months from the option grant date and the second six months thereafter.   On March 3, 2010, the Company granted another 20,000 stock options to this director with exercise price of $9.30 per share and a term of 5 years.  The options vested and become exercisable in two equal installments: the first six months from the option grant date and the second six months thereafter.  On February 25, 2011, the Company granted another 20,000 stock options to this director with exercise price of $4.50 per share and a term of 5 years.  The options vest and become exercisable in two equal installments: the first six months from the option grant date and the second six months thereafter.

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

The following table summarizes activities of these options:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2009	55,000	$9.35	4.44
Exercisable at January 1, 2009	55,000
Cancelled	(55,000)	(9.35)	(4.44)
Exercised	-
Granted	75,000	5.61	5.00
Outstanding at December 31, 2009	75,000	5.61	4.19
Exercisable at December 31, 2009	65,000
Granted	20,000	9.30	5.00
Exercised	-	-	-
Outstanding at December 31, 2010	95,000	6.39	3.40
Exercisable at December 31, 2010	85,000
Granted	70,000	4.50	5.00
Exercised	-	-	-
Outstanding at March 31, 2011	165,000	$5.59	3.90
Exercisable at March 31, 2011	95,000

The Company recorded $36,340 and $29,085 of compensation expense for stock options during the three months ended March 31, 2011 and 2010, respectively. There were no options exercised during the three months ended March 31, 2011 and 2010.

WARRANTS ISSUED TO INVESTOR RELATIONS FIRMS

On April 19, 2010, the Company granted warrants to acquire 200,000 shares of the Company’s common stock, par value $0.001, at $9.50 per share to an investor relations (“IR”) firm. The warrants have a term of 5 years. The Company accounted for warrants issued to investor relations firm based on ASC 505-50 at each balance sheet and expense recorded based on the period elapsed at each balance sheet date, which is the date at which the counterparty’s performance is deemed to be completed for the period. The fair value of each warrant granted is estimated on the date of the grant using the Black-Scholes option pricing model under ASC 505-30-11 and is recognized as compensation expense over the service term of the investor relations agreement as it is a better matching of cost with services received. The warrants are classified as equity instruments and are exercisable into a fixed number of common shares. There is no commitment or requirement to change the quantity or terms based on conditions to the counterparty’s performance or market conditions.  These warrants are non forfeitable. The fair value of the warrants was calculated using the following assumptions: estimated life of five years, volatility of 100%, risk free interest rate of 2.76%, and dividend yield of 0%. In January 2011, the Company terminated the IR service agreement with this IR firm, and accordingly, the unrecorded fair value of the warrants issued to this IR firm was fully expensed at termination date.

On January 18, 2011, the Company agreed to issue the warrants to another IR firm as follows:

For each six-month period, Warrants will be issued to purchase 20,000 shares at $6.00 per share.  Warrants to purchase 20,000 shares for the first six months of service would be issued by April 18, 2011 (the “Tranche 1 Warrant”) and will vest on July 18, 2011 and will expire on July 18, 2014.  Warrants to purchase 20,000 shares for the second six months of service will be issued by October 18, 2011 and will vest on January 18, 2012 and will expire on January 18, 2015.  Additionally, warrants to purchase 40,000 shares will be issued if the share price trades above $12 and the stock achieves an average daily trading volume (“ADTV”) of 50,000 for 30 days.  These last warrants will be issued as soon as the milestone is met and will carry an exercise price of$6.80 and will vest immediately upon issuance and will expire three years from the date of issue. The Company accounted for warrants issued to this investor relations firm based on ASC 505-50 at each balance sheet date as described above. The warrants are classified as equity instruments and are exercisable into a fixed number of common shares. There is no commitment or requirement to change the quantity or terms based on conditions to the counterparty’s performance or market conditions.  The fair value of the warrants for the Tranche 1 Warrant was calculated using the following assumptions: estimated life of five years, volatility of 100%, risk free interest rate of 2.76%, and dividend yield of 0%. The fair value of Tranche 1 Warrant to be issued at April 18, 2011 was $36,857.

The following table summarizes activity for the warrants to certain investor relations firms:

	Number of Shares	Average Exercise Price per Share	Weighed Average Remaining Contractual Term in Years
Outstanding at January 1, 2010	-	$-	-
Granted	200,000	9.50	5.00
Exercised	-
Forfeited	-
Outstanding at December 31, 2010	200,000	9.50	4.29
Exercisable at December 31, 2010	200,000
Granted	-
Exercised	-
Forfeited	-
Outstanding at March 31, 2011	200,000	9.50	4.04
Exercisable at March 31, 2011	200,000	9.50	4.04

The Company recorded $250,703 warrants expense during the three months ended March 31, 2011. There were no warrants exercised during the three months ended March 31, 2011.

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

The Company’s rental expense for the three months ended March 31, 2011 and 2010 was approximately $20,000 and $20,000, respectively.

As of March 31, 2011, the future minimum annual lease payments required under operating leases, are as follows by years:

2012	$45,565
2013	21,600
2014	21,600
2015	21,600
2016	7,200
Total	$117,565

19. ACQUISITION OF LIUJIAQU COAL MINE

On May 19, 2010, the Company entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") to acquire the Erdos City Dongsheng District Liujiaqu Coal Mine ("Liujiaqu Coal Mine") located in the Inner Mongolia region of the PRC. The transaction of the acquisition of Liujiaqu Coal Mine had not been completed as of March 31, 2011. The parties are reviewing the potential impact on the transaction of new municipal policy and requirements of Erdos City and have not scheduled a date for completion of the transaction.  The Company did not make any deposit for this acquisition.

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

Recent Accounting Pronouncements

In December 2010, FASB issued ASU No. 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this Update affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in this Update modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. Upon adoption of the amendments, any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of an adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In December 2010, FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this Update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company intends to adopt the disclosure requirements for any business combinations in 2011and thereafter.

In April 2010 the FASB issued Accounting Standards Update (ASU) No. 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This Update provides amendments to Accounting Standards Codification (ASC) Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency  of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update provides amendments to ASC Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. This standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU N0. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash. The update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected prospectively in earnings per share and is not considered a stock dividend for purposes of ASC Topic 505 and Topic 260, Earnings Per Share. This standard is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this standard did not have a material impact to the Company’s financial position or results of operations.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2011 and 2010

The following table sets forth the results of our operations for the three months ended March 31 in each of the years indicated as a percentage of net sales:

	2011			2010
	$		% of Sales	$		% of Sales
Sales		22,235,947	100%		12,558,119	100%
Cost of Goods Sold		13,543,503	61%		7,725,623	62%
Gross Profit		8,692,444	39%		4,832,496	38%
Operating Expenses		2,882,745	13%		1,501,619	12%
Income from Operations		5,809,699	26%		3,330,877	27%
Other Expenses, net		(17,762)	(0.1)%		(75,061)	(0.6)%
Income tax		1,702,653	8%		1,130,515	9%
Net Income		4,089,284	18%		2,125,301	17%

Coal mining production, brokerage and sales at our three mines, in tons, for the periods indicated:

	Tong Gong Coal Mine
	Salable Production (tons)		Brokerage (tons)		Sales (tons)
	2011	2010	2011	2010	2011	2010

Three months ended March 31	62,634	88,906	75,000	-	137,634	88,906

	Xing An Coal Mines (Hong Yuan and Sheng Yu)
	Salable Production (tons)		Brokerage (tons)		Sales (tons)
	2011	2010	2011	2010	2011	2010

Three months ended March 31	364,186	148,818	-	30,296	319,935	175,216

Sales. Our revenues are derived from the sales of coal. During the three months ended March 31, 2011, we had sales of $22.24 million compared to $12.56 million for the 2010 period, an increase of approximately 77%.   Since the end of 2009, Xing An Mines commenced mine maintenance and retrofit projects resulting in decreased production. The projects will take about 21 months to complete and the mines partially resumed production in November of 2010.  These mine improvements will improve efficiencies, lower costs and greatly enhance our growth and profitability once completed. The average selling price per ton for the three months ended March 31, 2011 was $48.6 as compared to $47.55 for the 2010 period, an increase of 2%.  Our total sales volume was 457,569 tons for the three months ended March 31, 2011, compared to 264,122 tons for the 2010 period, an increase of approximately 73%, resulting from Xing An Mines resuming partial production since November 2010

Cost of Goods Sold.  Cost of goods sold for the three months ended March 31, 2011 was $13.54 million, an increase of $5.82 million or approximately 75%, from $7.73 million for the 2010 period. Our total production for the three months ended March 31, 2011 was 426,820 tons, compared to 237,724 tons produced for the 2010 period, an increase of 189,096 tons. Cost of goods sold as a percentage of sales was 61% for the 2011 period, about the same as cost of goods sold as a percentage of sales in the 2010 period. Our average cost per ton was $28.78 in the three months ended March 31, 2011, compared to $29.25 in the 2010 period.  This decrease was primarily attributable to the Xing An Mines partially resuming production since the end of last year; Xing An Mines production has relatively low production costs.

Gross Profit. Gross profit was $8.69 million for the three months ended March 31, 2011 compared to $4.83 million for the 2010 period, an increase of $3.86 million.  Our gross profit as a percentage of sales was approximately 39% and 38% for the three months ended March 31, 2011 and 2010, respectively.  Our gross profit margin remains relatively.

Operating Expenses.  Operating expenses totaled $2.88 million for the three months ended March 31, 2011 compared to $1.50 million for the 2010 period, an increase of $1.38 million or approximately 92%. The increase was attributable to 1) increase in transportation infrastructure construction fee for both Tong Gong and Xing An, which was a new fee levied by the provincial government starting in 2010 and charged at RMB 10 per ton based on sales volume; 2) coal mine security special purpose fee for Tong Gong, a new fee levied by the local authority starting in June of 2010 and charged at RMB 10 per ton based on sales volume; 3) coal price adjusting fund for Tong Gong, a new fee levied by the local authority starting in June of 2010 and charged at RMB 20 per ton based on sales volume;) increased payroll and welfare expenses, and electricity fee as a result of overall price inflation in China; and 5) noncash expense of $250,703 for warrants issued to the IR firm.

Net Income. Our net income for the three months ended March 31, 2011 was $4.09 million compared to net income of $2.13 million for the 2010 period, an increase of $1.96 million. This was mainly attributed to the increase of our net sales. Net income as a percentage of sales increased from 17% for the 2010 period to 18% for the 2011 period, relatively stable over the period.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Comparison of the three months ended March 31, 2011 and 2010

As of March 31, 2011, we had cash and cash equivalents of $49.68 million. Our working capital was approximately $50.18 million. The ratio of current assets to current liabilities was 8.07:1 at March 31, 2011.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2011 and 2010:

	2011	2010
Cash provided by (used in):
Operating Activities	$(1,075,417)	$(347,524)
Investing Activities	$(6,759,254)	$(2,583,370)
Financing Activities	$10,850,500	$191,539

Net cash used in operating activities was $1.08 million for the three months ended March 31, 2011 as compared to net cash used in operating activities of $0.35 million in the 2010 period.  The increase in cash outflow   resulted primarily from the decrease in accrued liabilities, other payables and taxes payable, increase in other receivables and inventory on hand, despite the increase of net income for 2011 period.

On January 20, 2011, we signed an advance agreement with an individual owner of a coal mine located in Guizhou China.  Pursuant to the agreement, we advanced a refundable RMB 30 million (approximately $4,575,000, the maximum amount provided under the agreement) to an escrow account to be used for improvements to this mine.  In addition, we intend to undertake the acquisition of the mine from the individual owner if the owner can complete the necessary restructuring of the mine as appropriate for acquisition and the new mining company after the restructuring has received all government required permits for normal production.  If the potential acquisition goes forward, the escrow amount will be treated as partial consideration.  If not, the amount will be reimbursed to us.

Net cash used in investing activities was $6.76 million for the three months ended March 31, 2011 as compared to $2.58 million in the 2010 period. In the first quarter of 2011, we paid approximately $6.76 million for   construction in progress for the Xing An mines retrofit. In the three months ended March 31, 2010, we paid approximately $1.86 million for completion of an office building of Xing An in Mohe City, and approximately $0.72 million for construction in progress for Xing An mines’ retrofit projects.

Net cash provided by financing activities was $10.85 million in the three months ended March 31, 2011 as compared to $0.19 million in 2010 period. The increase in cash inflow from financing activities for the 2011 period was primarily due to proceeds from an issuance of common stock of $13.65 million, partially offset by $2.8 million repayment of loan to shareholder, while in the same period of 2010, we had $0.19 million of advances from a shareholder.

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

The following tables summarize our contractual obligations as of March 31, 2011, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +

Contractual Obligations:
Operating Leases	$117,565	$45,565	$43,200	$28,800	$-
Mining Rights	897,589	-	-	-	897,589
Total Contractual Obligations:	$1,015,154	$45,565	$43,200	$28,800	$897,589

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

As of March 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective at the reasonable assurance level.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K as of and for the year ended December 31, 2010.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have not sold any equity securities during the period ended March 31, 2011 that were not previously disclosed in a current report on Form 8-K.

ITEM 6.   EXHIBITS

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

U.S. CHINA MINING GROUP, INC. (Registrant)

Date: May 16, 2011	By:	/s/ Hongwen Li
Hongwen Li
Chief Executive Officer

Date: May 16, 2011	By:	/s/ Xinyu Peng
Xinyu Peng
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer.

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer.

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer.

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer.