Form 10-Q
period 2011-06-30
U.S. China Mining Group, Inc.
filed 2011-08-15
CIK 1145761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares of common stock outstanding as of August 5, 2011: 18,852,582

U.S. CHINA MINING GROUP INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

U.S. CHINA MINING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

	2011	2010
ASSETS

CURRENT ASSETS
Cash & equivalents	$45,629,643	$46,224,944
Restricted cash	-	220,217
Accounts receivable	-	212,414
Other receivables, deposits and prepayments	5,936,855	35,795
Inventory	2,105,322	1,117,086

Total current assets	53,671,820	47,810,456

NONCURRENT ASSETS
Goodwill	26,180,923	26,180,923
Prepaid mining rights, net	14,795,041	15,646,300
Property and equipment, net	13,316,046	12,772,164
Construction in progress	13,150,415	6,130,861
Deferred tax asset, net	74,955	184,432
Asset retirement cost, net	2,637,567	2,796,520

Total noncurrent assets	70,154,947	63,711,200

TOTAL ASSETS	$123,826,767	$111,521,656

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$-	$1,906,255
Unearned revenue	946,855	178,380
Accrued liabilities and other payables	1,304,996	2,774,978
Taxes payable	1,311,507	3,339,830
Advance from shareholder	-	3,180,338

Total current liabilities	3,563,358	11,379,781

NONCURRENT LIABILITIES
Long-term payable	309,043	301,992
Asset retirement obligation, net of deposit for mine restoration of $1,191,240 at 2011 and $1,164,062 at 2010, respectively	4,453,815	4,243,129

Total noncurrent liabilities	4,762,858	4,545,121

Total liabilities	8,326,216	15,924,902

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
Series A Preferred Stock, $0.001 par value, 8,000,000 shares authorized, 400,000 shares issued and outstanding	400	400
Common stock, $0.001 par value, 100,000,000 shares authorized, 18,852,582 and 14,932,582 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	18,852	14,932
Additional paid in capital	54,237,145	39,833,996
Statutory reserves	11,761,140	10,536,604
Accumulated other comprehensive income	7,302,564	5,468,674
Retained earnings	42,180,450	39,742,148

Total stockholders' equity	115,500,551	95,596,754

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$123,826,767	$111,521,656

The accompanying notes are an integral part of the consolidated financial statements.

U.S. CHINA MINING GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (UNAUDITED)

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,
	2011	2010	2011	2010

Net sales	$33,623,283	$22,524,065	$11,387,336	$9,965,946
Cost of goods sold	20,868,336	13,816,910	7,324,833	6,091,287

Gross profit	12,754,947	8,707,155	4,062,503	3,874,659

Operating expenses
Selling	1,915,559	565,467	1,555,911	(361)
General and administrative	5,366,236	2,155,670	2,843,139	1,219,879

Total operating expenses	7,281,795	2,721,137	4,399,050	1,219,518

Income (loss) from operations	5,473,152	5,986,018	(336,547)	2,655,141

Non-operating income (expenses)
Interest income	87,433	34,845	36,304	24,235
Interest expense	(110,704)	(174,368)	(42,087)	(88,697)

Total non-operating expenses, net	(23,271)	(139,523)	(5,509)	(64,462)
			-	-
Income (loss) before income tax	5,449,881	5,846,495	(342,056)	2,590,679
Provision (benefit) for income tax	1,787,043	1,888,486	84,390	757,971

Net income (loss)	3,662,838	3,958,009	(426,446)	1,832,708

Other comprehensive income
Foreign currency translation gain	1,826,633	327,195	1,066,315	541,018

Comprehensive income (loss)	$5,489,471	$4,285,204	$639,869	$2,373,726

Basic weighted average shares outstanding	18,722,637	14,932,582	18,852,582	14,932,582

Diluted weighted average shares outstanding	19,122,637	15,353,285	18,852,582	15,344,304

Basic net earnings (loss) per share	$0.20	$0.27	$(0.02)	$0.12

Diluted net earnings (loss) per share *	$0.19	$0.26	$(0.02)	$0.12

* For the purpose of calculating diluted earnings per share, the preferred stock was excluded due to anti-dilution.

The accompanying notes are an integral part of the consolidated financial statements.

U.S. CHINA MINING GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,662,838	$3,958,009
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Depreciation and amortization	2,217,405	1,661,167
Accretion of interest on asset retirement obligation	110,430	101,727
Imputed interest	3,848	72,514
Warrants expense	250,703	-
Stock option compensation	125,528	64,345
Changes in deferred tax	112,574	200,280
(Increase) decrease in current assets:
Accounts receivable	215,064	(22,992)
Other receivables, deposits and prepayments	(5,837,870)	3,735
Inventory	(951,931)	(1,148,260)
Increase (decrease) in current liabilities:
Accounts payable	(1,929,786)	(354,490)
Unearned revenue	756,189	(1,437,727)
Accrued liabilities and other payables	(1,515,178)	577,226
Taxes payable	(2,083,922)	(47,899)

Net cash (used in ) provided by operating activities	(4,864,108)	3,627,635

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	222,964	(122)
Acquisition of property, plant & equipment	(1,040,215)	(1,864,165)
Construction in progress	(6,803,347)	(864,861)

Net cash used in investing activities	(7,620,598)	(2,729,148)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from shareholders	-	525,777
Proceeds from issuance of common stock	13,650,500	-
Repayment to shareholders	(2,800,000)	-

Net cash provided by financing activities	10,850,500	525,777

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	1,038,905	178,775

NET INCREASE (DECREASE) IN CASH & EQUIVALENTS	(595,301)	1,603,039

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	46,224,944	31,260,184

CASH & EQUIVALENTS, END OF PERIOD	$45,629,643	$32,863,223

Supplemental Cash flow data:
Income tax paid	$2,414,172	$1,577,601
Interest paid	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

U.S. CHINA MINING GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  JUNE 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

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

On September 23, 2004, the Company acquired a 75% interest in Heilongjiang Tong Gong Kuang Ye You Xian Gong Si (“Tong Gong”), which owns the mining rights to a coal mine near Heihe City in Heilongjiang Province for 400,000 shares of its convertible preferred stock which, at the time of issuance, were convertible into 40,000,000 shares of common stock (The conversion ratio was amended to 1:10 on December 19, 2006, such that the 400,000 shares of convertible preferred stock were convertible into 4,000,000 shares of common stock).  Effective January 7, 2008, the conversion ratio for the preferred stock was changed to 1-for-1 as a result of the 10-to-1 reverse stock split of issued and outstanding shares of common stock which was effective on that date. Additionally, Harbin Green Ring Biological Degradation Products Developing Co., Ltd. (“Harbin Green”), which owns the remaining 25% of Tong Gong, assigned its beneficial interests to the Company. As a result, the Company beneficially owns 100% of Tong Gong.

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

The interim financial information presented in this Form 10-Q is not audited and is not necessarily indicative of the Company’s future consolidated financial position, results of operations or cash flows.  The accompanying consolidated balance sheet as of December 31, 2010 was derived from audited financial statements included on Form 10-K, and the interim unaudited consolidated financial statements contained in this Form 10-Q were prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual financial statements.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations.  In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2011, its results of operations for the six months ended June 30, 2011 and 2010 and its cash flows for the six months ended June 30, 2011 and 2010 have been made.  These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K filed with the SEC.

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

Cash and Equivalents

For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At June 30, 2011 and December 31, 2010, the Company had restricted cash of $0 and $220,217, respectively, in the bank pledged for coal mine safety required by the Heilongjiang Board for Overseeing Safety Production.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company did not have any bad debt allowance at June 30, 2011 and December 30, 2010.

Inventory

Inventory consists of coal extracted from the ground that is available for delivery to customers, as well as extracted coal removed from the ground but not yet processed through a wash plant. Inventory is valued at the lower of average cost or market, cost being determined on a first in, first out method and including labor costs, all expenditures directly related to the removal of coal, and amortization of mining rights and asset retirement cost.

Prepaid Mining Rights

Prepaid mining rights represent the portion of the mining rights for which the Company has previously paid.   Prepaid mining rights are expensed based on actual production volume during the period. See additional discussion in Note 6, “Prepaid Mining Rights.”

Goodwill

Goodwill is the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement No. 142”), codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, goodwill is not amortized but is tested for impairment, annually or when circumstances indicate a possible impairment may exist. Impairment testing is performed at a reporting unit level. An impairment loss generally would be recognized when the carrying amount of the reporting unit exceeds its fair value with the fair value of the reporting unit determined using discounted cash flow (DCF) analysis. A number of significant assumptions and estimates are involved in the application of the DCF analysis to forecast operating cash flows, including the discount rate, the internal rate of return, and projections of realizations and costs to produce. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated.

On April 4, 2008, the Company completed the acquisition of 90% of Xing An pursuant to the Agreement for price determined by multiplying the number of shares of SGZH outstanding just prior to the transaction (400,000 Series A preferred shares and 6,932,582 common shares) by the average stock price of SGZH stock two days before and two days after the Agreement date. In connection with the transaction, the Xing An shareholders received 8 million shares of SGZH common stock and $30 million, which was treated as a dividend payable and recorded as a charge to retained earnings.  The total consideration exceeded the fair value of the net assets acquired by $26,180,923, which was recorded as goodwill. As a result of the acquisition, the Xing An Shareholders owned 53% of the combined company. For accounting purposes, the acquisition of Xing An by SGZH is accounted for as a reverse acquisition of SGZH by Xing An.  As of June 30, 2011 and December 31, 2010, the Company concluded there was no impairment to the goodwill.

Asset Retirement Cost and Obligations, Deposit for Mine Restoration

The Company uses Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, codified in FASB ASC Topic 410. This Statement generally requires the Company’s legal obligations associated with the retirement of long-lived assets are recognized at fair value at the time the obligations are incurred. Obligations are incurred when development of a mine commences for underground mines or construction begins for support facilities, refuse areas and slurry ponds. The obligation’s fair value is determined using DCF techniques and is accreted over time to its expected settlement value. Upon initial recognition of a liability, a corresponding amount is capitalized as part of the carrying amount of the related long-lived asset. Amortization of the related asset is calculated on a unit-of-production method by amortizing the total estimated cost over the salable reserves determined under SEC Industry Guide 7, multiplied by the production during the period. The Company reviews its asset retirement obligations at least annually and makes necessary adjustments for permit changes as granted by state authorities and for revisions of estimates of the amount and timing of costs. For ongoing operations, adjustments to the liability result in an adjustment to the corresponding assets.  At June 30, 2011 and December 31, 2010, there were no adjustments for the asset retirement obligations.

Xing An voluntarily applied to Daxinganling District Environment Protection Bureau for the asset retirement obligation and is obligated to account for land subsidence, restoration, rehabilitation and environmental protection at a rate of RMB 1 per ton based on total reserves at the end of the useful lives of the mines.

From January 1, 2009, Xing An and Tong Gong were required by the local Environment Protection Bureau and Heilongjiang Province National Land and Resources Administration Bureau (“HPNLRAB’) to deposit RMB 18,886,500 ($2,765,632) and RMB 5,000,000 ($731,090), respectively, within a certain period of time to a bank account held by local mining authority for land subsidence, restoration and rehabilitation when the mine is fully depleted.  At June 30, 2011, Xing An deposited RMB 5,665,950 ($875,510) and Tong Gong deposited RMB 2,043,280 ($315,730). See additional discussion in Note 12, “Asset Retirement Cost and Obligations.”

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

Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of June 30, 2011 and December 31, 2010, there were no impairments of its long-lived assets.

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

The Company follows FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), codified in FASB ASC Topic 740. When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interests associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. At June 30, 2011 and December 31, 2010, the Company did not take any uncertain positions that would necessitate recording of a tax related liability.

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

Resource Compensation Fees

In accordance with the relevant regulations, a company engaged in coal production is required to pay a fee to the HPNLRAB for the depletion of coal resources. Tong Gong is required to pay mineral resource fees of RMB 3 per ton for its total production during the year; Xing An is required to pay resource fees at 1% of its total sales.  The Company expenses such costs as G&A expense when incurred.

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

Basic and Diluted Earnings per Share (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares, warrants and stock options had been issued and if the additional common shares were dilutive. Diluted earnings per share are based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options and the if-converted method for the outstanding convertible preferred shares. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, convertible outstanding instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). During the six and three months ended June 30, 2011, there was no diluted shared for options as a result of anti-dilutive feature. The following tables present a reconciliation of basic and diluted earnings per share:

	Six Months Ended June 30,
	2011	2010

Net income	$3,662,838	$3,958,009

Weighted average shares outstanding - basic	18,722,637	14,932,582
Effect of dilutive securities:
Series “A” preferred stock	400,000	400,000
Options issued	-	20,703
Warrants issued	-	-
Weighted average shares
Outstanding - diluted	19,122,637	15,353,285

Earnings per share – basic	$0.20	$0.27
Earnings per share – diluted	$0.19	$0.26

	Three Months Ended June 30,
	2011	2010

Net income (loss)	$(426,446)	$1,832,708

Weighted average shares outstanding - basic	18,852,582	14,932,582
Effect of dilutive securities:
Series “A” preferred stock	400,000	400,000
Options issued	-	11.722
Warrants issued	-	-
Weighted average shares
Outstanding - diluted	18,852,582	15,344,304

Earnings per share – basic	$(0.02)	$0.12
Earnings per share – diluted *	$(0.02)	$0.12

* For the purpose of calculating diluted earnings per share, the preferred stock was excluded due to anti-dilution.

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

As of June 30, 2011 and December 31, 2010, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

The Company uses SFAS No. 130 “Reporting Comprehensive Income” (codified in FASB ASC Topic 220). Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the six and three months ended June 30, 2011 and 2010 consisted of net income and foreign currency translation adjustments.

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

New Accounting Pronouncements

In June 2011, FASB issued ASU 2011-05, Comprehensive Income (ASC Topic 220):  Presentation of Comprehensive Income.  Under the amendments in this update, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. In addition, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.  The amendments in this update should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently assessing the effect that the adoption of this pronouncement will have on its financial statements.

In December 2010, FASB issued ASU No. 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this update affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in this update modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. Upon adoption of the amendments, any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of an adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings. The Company adopted this ASU on January 1, 2011.

In December 2010, FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company adopted this ASU on January 1, 2011. As of June 30, 2011, the Company did not entered into any business combination transaction.

3.    INVENTORY

Inventory, at June 30, 2011 and December 31, 2010, consisted of coal.

4.    PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at June 30, 2011 and December 31, 2010:

	2011	2010
Building	$5,294,194	$5,173,404
Mining structure	11,088,388	10,194,706
Production equipment	4,759,377	4,401,647
Office equipment	74,105	70,167
Vehicles	265,216	201,297
	21,481,280	20,041,221
Less: Accumulated depreciation	(8,165,234)	(7,269,057)
	$13,316,046	$12,772,164

Depreciation for the six months ended June 30, 2011 and 2010 was $791,800 and $798,600, respectively.
Depreciation for the three months ended June 30, 2011 and 2010 was $374,800 and $388,100, respectively.

  5.   OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

Other receivables were advances to employees for traveling and other business related expenses. Deposits mainly represented deposits to the government for certain mining certificates issued by the specific PRC authorities. Other receivables and deposits totalled $81,000 for the second quarter of 2011. Prepayments included payments of $1.28 million for land tax in the second quarter of 2011.

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

The following table illustrates the grant dates of the Company’s mining rights and corresponding payment due dates:

Grant date of mining rights (1)		In Place Resources to which Mining Rights Relate (in metric tons)(2)		Corresponding Due date for the payment of mining rights
Xing An	Tong Gong	Xing An	Tong Gong	Xing An	Tong Gong
	12/30/2004		4,649,700		12/30/2009
4/1/2005		816,300		12/30/2010
10/15/2005		13,520,700		9/30/2010
3/1/2007		5,444,800		3/1/2017
	9/30/2007		1,500,000		9/30/2017
Total		19,781,800	6,149,700

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

The Company’s prepaid mining rights consisted of the following at June 30, 2011 and December 31, 2010:

	2011	2010
Prepaid mining rights	$26,600,890	$25,993,978
Less: Amortized portion	(11,805,849)	(10,193,058)
Prepaid mining rights, net	$14,795,041	$15,646,300

The Company amortizes the mining rights by using total cost of mining rights (the sum of those for which the Company has paid and those for which the Company is still committed to pay) divided by total salable reserves determined under SEC Industry Guide 7, multiplied by production during the period.  The cost of unpaid mining rights is assumed to be the same as the most current price per ton paid by the Company (RMB 8 ($1.17) per ton).  Amortization was $1,203,600 and $793,600 for the six months ended June 30, 2011 and 2010, respectively. Amortization was $238,200 and $220,000 for the three months ended June 30, 2011 and 2010, respectively.

As of June 30, 2011 and December 31, 2010, the total quantity of coal the Company is legally allowed to extract under the mining rights of Xing An and Tong Gong was 25,931,500 tons (as per above table); however, as noted in the table above, this amount reflects the in place resources on which the mining rights are based and to which those mining rights extend. But these amounts, determined by the appropriate PRC authorities, do not coincide with the definition of proven and probable product reserves of SEC Industry Guide 7, which would be 8.28 million tons as of June 30, 2011. The Company paid for 25,165,295 tons at June 30, 2011, and is committed to pay for 766,205 tons of coal at RMB 8 ($1.17) per ton, or $897,589, which must be paid by September 30, 2017. The prepayment of mining rights is accounted for similar to a royalty agreement as neither the payment terms nor the price per ton is fixed.

7.   CONSTRUCTION IN PROGRESS

Construction in progress is the amount paid for Xing An mines’ maintenance and retrofit project which commenced at the end of 2009. The project will take about 12 – 21 months to finish. The estimated cost for the retrofit was approximately $15.5 million; the Company has incurred $13.15 million as of June 30, 2011.

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

9.   ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at June 30, 2011 and December 31, 2010:

	2011	2010
Accrued liabilities	$290,911	$198,977
Other payables
Education and union outlays	166,792	145,488
Transportation infrastructure construction fee	539,508	1,171,922
Mine security special purpose fee	50,638	83,772
Deposit from constructor for quality assurance on mine shaft maintenance	-	679,481
Coal price adjustment fund	50,638	167,545
Resource compensation fee	42,646	198,339
Others	163,863	129,454
Subtotal	1,014,085	2,576,001
Total	$1,304,996	$2,774,978

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

10.   TAXES PAYABLE

Taxes payable consisted of the following at June 30, 2011 and December 31, 2010:

	2011	2010
Income tax	$177,263	$1,790,990
Value added tax	847,346	1,468,677
Resource tax	42,084	73,163
Other	244,814	7,000
Total	$1,311,507	$3,339,830

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

Effective January 1, 2009, Xing An and Tong Gong were required by the local Environment Protection Bureau and HPNLRNB to deposit RMB 18,886,500 ($2,765,632) and RMB 5,000,000 ($731,090), respectively, within a period of time presently expected to be three to five years to a bank account held by local mining authority for land subsidence, restoration and rehabilitation when the mine is fully depleted.  At June 30, 2011, Xing An deposited RMB 5,665,950 ($875,510), and Tong Gong deposited RMB 2,043,280 ($315,730).

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

Asset Retirement Cost at June 30, 2011 and December 31, 2010 was:

	2011	2010
Asset retirement cost	$4,600,522	$4,495,560
Less: Accumulated amortization	(1,962,955)	(1,699,040)
	$2,637,567	$2,796,520

Amortization for asset retirement cost for the six months ended June 30, 2011 and 2010 was $221,900 and $161,100, respectively. Amortization for asset retirement cost for the three months ended June 30, 2011 and 2010 was $61,100 and $47,300, respectively.

Changes in Asset Retirement Obligation for the six months ended June 30, 2011 and for the year ended December 31, 2010 consisted of the following:

	2011	2010
Balance at Beginning of Period	$4,243,129	$4,060,461
Accretion of interest expense	110,430	205,128
Deposit for mine restoration during the period	-	(149,683)
Foreign currency translation gain	100,256	127,223
Ending balance	$4,453,815	$4,243,129

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

Deferred tax asset (liability) consisted of the following at June 30, 2011 and December 31, 2010:

	2011	2010
Deferred tax asset for amortization of mining rights, amortization of asset retirement cost and depreciation of assets using unit-of-production method	$2,428,357	$2,205,616

Deferred tax liability for statutory reserves for Mine safety and maintenance expenses	(2,353,402)	(2,021,184)
Net deferred tax asset	$74,955	$184,432

14.  INCOME TAXES

The Company is subject to income taxes by entity on income from the tax jurisdiction in which each entity is domiciled.

U.S. China Mining Group, Inc., the US parent company was incorporated in Nevada and has net operating losses (“NOL”) for income tax purposes.  The US parent company has NOL carry forwards for income taxes of approximately $4,941,000 at June 30, 2011, which may be available to reduce future years’ taxable income as NOLs can be carried forward up to 20 years from the year the loss is incurred. Management believes the realization of the benefits from these losses is uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided for the US parent company.

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

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the six months ended June 30, 2011 and 2010:

	2011	2010
US statutory rates	34.0%	34.0%
Tax rate difference	(10.9)%	(10.0)%
Permanent difference on deferred tax	2.3%	0.7%
Change tax rate on deferred tax	-%	4.0%
Valuation allowance on US NOL	7.3%	3.6%
Others	0.1%	-%
Tax per financial statements	32.8%	32.3%

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended June 30, 2011 and 2010:

	2011	2010
US statutory rates	34.0%	34.0%
Tax rate difference	1.5%	(10.2)%
Permanent difference on deferred tax	(18.8)%	0.9%
Change tax rate on deferred tax	-%	-%
Valuation allowance on US NOL	(39.6)%	4.5%
Others	(1.8)%	-%
Tax per financial statements	(24.7)%	29.2%

The provisions for income tax for the six months ended June 30, 2011 and 2010 consisted of the following:

	2011	2010
Income tax expense - current	$1,674,470	$1,688,205
Income tax expense (benefit) - deferred	112,573	200,281
Total income tax expense	$1,787,043	$1,888,486

The provisions for income tax for the three months ended June 30, 2011 and 2010 consisted of the following:

	2011	2010
Income tax expense - current	$63,759	$784,594
Income tax expense (benefit) - deferred	20,631	(26,623)
Total income tax expense	$84,390	$757,971

15.  MAJOR CUSTOMERS AND VENDORS

Two customers accounted for 82% and 16% of the Company’s sales for the six months ended June 30, 2011.
Four customers accounted for 53%, 24%, 12% and 11% of the Company’s sales for the six months ended June 30, 2010, respectively.

Two customers accounted for 74% and 26% of the Company’s sales for the three months ended June 30, 2011, respectively. Three customers accounted for 74%, 12% and 12% of the Company’s sales for the three months ended June 30, 2010, respectively. At June 30, 2011 and December 31, 2010, the total receivable balance due from these customers was $0 and $212,414, respectively.

There were no major vendors for the Company for the six months ended June 30, 2011 and 2010.

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

Common welfare fund

Common welfare fund is a voluntary fund that the Company can elect to transfer 5% to 10% of its net income, as determined under PRC accounting rules and regulations, to this fund.  The Company did not make any contribution to this fund during the six months period ended June 30, 2011 and the year ended December 31, 2010.

This fund can only be utilized on capital items for the collective benefit of the Company’s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation.

Non-Surplus reserve fund (Safety and Maintenance)

According to ruling No. 119 (2004) issued May 21, 2004, and amended ruling No. 168 (2005) on April 8, 2005 by the PRC Ministry of Finance (“MOF”) regarding “Accrual and Utilization of Coal Production Safety Expense” and “Criterion on Coal Mine Maintenance and Improvement”, the Company is required to accrue safety and maintenance expenses monthly to the cost of production. The amount of the accrual is determined based on management’s best estimates within the unit price range provided by MOF of PRC. Currently, Xing An accrues at RMB 8.7 ($1.27) per ton for safety expense and RMB 3 ($0.44) per ton for maintenance for the quantity of coal produced; and Tong Gong accrues at RMB 6 ($0.88) per ton for safety expense and RMB 8.7 ($1.27) per ton for maintenance for the quantity of coal produced. As defined under US GAAP, a liability for safety and maintenance expenses does not exist at the balance sheet date because there is no present obligation to transfer assets or to provide services as a result of any past transactions. Therefore, for financial reporting purposes, this reserve was recorded as an appropriation of retained earnings.

The statutory reserves were as follows as of June 30, 2011 and December 31, 2010:

	2011	2010
Statutory surplus reserve	$3,221,531	$3,187,265
Safety and Maintenance reserve	8,539,609	7,349,339
Total statutory reserves	$11,761,140	$10,536,604

17.  SHAREHOLDERS’ EQUITY

SHARES ISSUED THROUGH PRIVATE PLACEMENT

On January 7, 2011, U.S. China Mining Group, Inc. entered into a Securities Purchase Agreement with investors, pursuant to which the Company sold to the Investors, in a private placement transaction, 3,750,000 units at $4.00 per Unit. Each Unit is comprised of (i) one share of our common stock, par value $0.001 per share, and (ii) a five-year warrant (the “Investor Warrant”) to purchase 0.5 shares of our Common Stock at $6.80 per share. In connection with the closing of the Private Placement, we received net proceeds of $13,650,500 after payment of $1,349,500 of cash commissions to the Placement Agent, and other offering expenses and related costs in connection with the Private Placement. In addition, we issued to the Placement Agents five-year warrants to purchase 375,000 shares of our Common Stock, at $6.80 per share.

The Investor Warrants can be called by the Company for no consideration at any time after the shares of Common Stock underlying the Investor Warrants are registered for resale under an effective registration statement if the volume-weighted average trading price of the Common Stock for any 20 consecutive trading days equals or exceeds $12.00 per share and if the average trading volume during such 20-day period equals or exceeds 1,200,000.  The Investor Warrants and Agent Warrants may be exercised in cash or pursuant to a cashless exercise; however the Investor Warrants may only be exercised by cashless exercise if the Warrant Shares have not been registered for resale in an effective registration statement within twelve (12) months of their issuance. The exercise price of the Investor Warrants and the Agent Warrants is subject to adjustment for stock splits, stock dividends, recapitalizations and the like.

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

The following table summarizes activities of these options:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2010	75,000	5.61	4.19
Exercisable at January 1, 2010	65,000
Granted	20,000	9.30	5.00
Exercised	-	-	-
Outstanding at December 31, 2010	95,000	6.39	3.40
Exercisable at December 31, 2010	85,000
Granted	70,000	4.50	5.00
Exercised	-	-	-
Outstanding at June 30, 2011	165,000	$5.59	3.65
Exercisable at June 30, 2011	95,000

The Company recorded $125,528 and $64,345 of compensation expense for stock options during the six months ended June 30, 2011 and 2010, respectively. The Company recorded $89,188 and $35,260 of compensation expense for stock options during the three months ended June 30, 2011 and 2010, respectively. There were no options exercised during the six months ended June 30, 2011 and 2010.

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

On January 18, 2011, the Company agreed to issue the warrants to another IR firm as follows:

For each six-month period, Warrants will be issued to purchase 20,000 shares at $6.00 per share.  Warrants to purchase 20,000 shares for the first six months of service was issued by April 18, 2011 (the “Tranche 1 Warrant”) and will vest on July 18, 2011 and will expire on July 18, 2014.  Warrants to purchase 20,000 shares for the second six months of service will be issued by October 18, 2011 and will vest on January 18, 2012 and will expire on January 18, 2015.  Additionally, warrants to purchase 40,000 shares will be issued if the share price trades above $12 and the stock achieves an average daily trading volume (“ADTV”) of 50,000 for 30 days.  These last warrants will be issued as soon as the milestone is met and will carry an exercise price of$6.80 and will vest immediately upon issuance and will expire three years from the date of issue. The Company accounted for warrants issued to this investor relations firm based on ASC 505-50 at each balance sheet date as described above. The warrants are classified as equity instruments and are exercisable into a fixed number of common shares. There is no commitment or requirement to change the quantity or terms based on conditions to the counterparty’s performance or market conditions.  The fair value of the warrants for the Tranche 1 Warrant was calculated using the following assumptions: estimated life of five years, volatility of 100%, risk free interest rate of 2.76%, and dividend yield of 0%. The fair value of Tranche 1 Warrant to be issued at April 18, 2011 was $36,857.

The following table summarizes activity for the warrants to certain investor relations firms:

	Number of Shares	Average Exercise Price per Share	Weighed Average Remaining Contractual Term in Years
Outstanding at January 1, 2010	-	$-	-
Granted	200,000	9.50	5.00
Exercised	-
Forfeited	-
Outstanding at December 31, 2010	200,000	9.50	4.29
Exercisable at December 31, 2010	200,000
Granted	-
Exercised	-
Forfeited	-
Outstanding at June 30, 2011	200,000	9.50	4.04
Exercisable at June 30, 2011	200,000	9.50	3.79

The Company recorded $250,703 warrants expense during the six months ended June 30, 2011. There were no warrants exercised during the six months ended June 30, 2011.

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

The Company’s rental expense for the six months ended June 30, 2011 and 2010 was approximately $20,000 and $20,000, respectively.  The Company’s rental expense for the three months ended June 30, 2011 and 2010 was approximately $20,000 and $20,000, respectively.

As of June 30, 2011, the future minimum annual lease payments required under operating leases, are as follows by years:

2012	$31,186
2013	21,600
2014	21,600
2015	21,600
2016	1,800
Total	$97,786

19. ACQUISITION OF LIUJIAQU COAL MINE

On May 19, 2010, the Company entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") to acquire the Erdos City Dongsheng District Liujiaqu Coal Mine ("Liujiaqu Coal Mine") located in the Inner Mongolia region of the PRC. The acquisition of Liujiaqu Coal Mine had not been completed as of June 30, 2011. The parties are reviewing the potential impact on the transaction of new municipal policy and requirements of Erdos City and have not scheduled a date for completion of the transaction.  The Company did not make any deposit for this acquisition.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our management's discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which were prepared in accordance with US defined GAAP. While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

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

Recent Accounting Pronouncements

In June 2011, FASB issued ASU 2011-05, Comprehensive Income (ASC Topic 220):  Presentation of Comprehensive Income.  Under the amendments in this update, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. In addition, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.  The amendments in this update should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently assessing the effect that the adoption of this pronouncement will have on its financial statements.

In December 2010, FASB issued ASU No. 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this update affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in this update modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. Upon adoption of the amendments, any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of an adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings. The Company adopted this ASU on January 1, 2011.

In December 2010, FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company adopted this ASU on January 1, 2011. As of June 30, 2011, the Company did not entered into any business combination transaction.

RESULTS OF OPERATIONS

Comparison of the six months ended June 30, 2011 and 2010

The following table sets forth the results of our operations for the six months ended June 30 in each of the years indicated as a percentage of net sales:

	2011			2010
	$		% of Sales	$		% of Sales
Sales		33,623,283	100%		22,524,065	100%
Cost of Goods Sold		20,868,336	62%		13,816,910	61%
Gross Profit		12,754,947	38%		8,707,155	39%
Operating Expenses		7,281,795	22%		2,721,137	12%
Income from Operations		5,473,152	16%		5,986,018	27%
Other Expenses, net		(23,271)	-%		(139,523)	(1)%
Income tax		1,787,043	5%		1,888,486	8%
Net Income		3,662,838	11%		3,958,009	18%

Coal mining production, brokerage and sales at our three mines, in tons, for the periods indicated:

	Tong Gong Coal Mine
	Salable Production (tons)		Brokerage (tons)		Sales (tons)
	2011	2010	2011	2010	2011	2010

Six months ended June 30	105,593	138,216	150,000	50,000	255,593	188,216

	Xing An Coal Mines (Hong Yuan and Sheng Yu)
	Salable Production (tons)		Brokerage (tons)		Sales (tons)
	2011	2010	2011	2010	2011	2010

Six months ended June 30	439,291	148,818	-	189,975	417,987	291,395

Sales. Our revenues are derived from the sales of coal. During the six months ended June 30, 2011, we had sales of $33.62 million compared to $22.52 million for the 2010 period, an increase of approximately 49%.   Since the end of 2009, Xing An Mines commenced mine maintenance and retrofit projects resulting in decreased production. The projects will take about 21 months to complete and the mines partially resumed production in November of 2010.  These mine improvements will improve efficiencies, lower costs and greatly enhance our growth and profitability once completed. The average selling price per ton for the six months ended June 30, 2011 was $49.92 as compared to $47.2 for the 2010 period, an increase of 6%.  Our total sales volume was 673,580 tons for the six months ended June 30, 2011, compared to 479,611 tons for the 2010 period, an increase of approximately 40%, resulting from Xing An Mines resuming partial production since November 2010.

Cost of Goods Sold.  Cost of goods sold for the six months ended June 30, 2011 was $20.87 million, an increase of $7.05 million or approximately 51%, from $13.82 million for the 2010 period. Our total production for the six months ended June 30, 2011 was 544,884 tons, compared to 287,034 tons produced for the 2010 period, an increase of 257,850 tons. Cost of goods sold as a percentage of sales was 62% for the 2011 period, compared to 61% in the 2010 period. Our average cost per ton was $30.98 in the six months ended June 30, 2011, compared to $28.95 in the 2010 period.  This slight increase was primarily attributable to overall inflation in China that caused us increased labor and certain material cost that we used for the mining.

Gross Profit. Gross profit was $12.75 million for the six months ended June 30, 2011 compared to $8.71 million for the 2010 period, an increase of $4.05 million. Our gross profit as a percentage of sales was approximately 38% and 39% for the six months ended June 30, 2011 and 2010, respectively. Our gross profit margin remains relatively stable.

Operating Expenses.  Operating expenses totaled $7.28 million for the six months ended June 30, 2011 compared to $2.72 million for the 2010 period, an increase of $4.56 million or approximately 168%. The increase was attributable to 1) increase in transportation infrastructure construction fee for both Tong Gong and Xing An, which was a new fee levied by the provincial government starting in 2010 and charged at RMB 10 per ton based on sales volume; 2) coal mine security special purpose fee for Tong Gong, a new fee levied by the local authority starting in June of 2010 and charged at RMB 10 per ton based on sales volume; 3) coal price adjusting fund for Tong Gong, a new fee levied by the local authority starting in June of 2010 and charged at RMB 20 per ton based on sales volume; 4) largely increased land use tax for Xing An required by local tax authority from the second quarter of 2011, which was approximately $1.3 million; 5) largely increased machine accessories expenses including the expenditures for materials that used to fix machines and mining assets, which was approximately $1.29 million;  6) increased payroll and welfare expenses, and electricity fee as a result of overall price inflation in China; and 7) noncash expense of $250,703 for the fair value of warrants issued to the IR firm.

Net Income. Our net income for the six months ended June 30, 2011 was $3.66 million compared to net income of $3.96 million for the 2010 period, a decrease of $0.30 million. This was mainly attributed to the significant increase of our operating expenses. Net income as a percentage of sales decreased from 18% for the 2010 period to 11% for the 2011 period.

Comparison of the three months ended June 30, 2011 and 2010

The following table sets forth the results of our operations for the three months ended June 30 in each of the years indicated as a percentage of net sales:

	2011			2010
	$		% of Sales	$		% of Sales
Sales		11,387,336	100%		9,965,946	100%
Cost of Goods Sold		7,324,833	64%		6,091,287	61%
Gross Profit		4,062,503	36%		3,874,659	39%
Operating Expenses		4,399,050	39%		1,219,518	12%
Income from Operations		(336,547)	(3)%		2,655,141	27%
Other Expenses, net		(5,509)	-%		(64,462)	(1)%
Income tax		84,390	(1)%		757,971	8%
Net Income		(426,446)	(4)%		1,832,708	18%

Coal mining production, brokerage and sales at our three mines, in tons, for the periods indicated:

	Tong Gong Coal Mine
	Salable Production (tons)		Brokerage (tons)		Sales (tons)
	2011	2010	2011	2010	2011	2010

Three months ended June 30	42,959	49,310	75,000	50,000	117,959	99,310

	Xing An Coal Mines (Hong Yuan and Sheng Yu)
	Salable Production (tons)		Brokerage (tons)		Sales (tons)
	2011	2010	2011	2010	2011	2010

Three months ended June 30	75,105		-	159,679	98,052	116,179

Sales. Our revenues are derived from the sales of coal. During the three months ended June 30, 2011, we had sales of $11.39 million compared to $9.97 million for the 2010 period, an increase of approximately 14%.   Since the end of 2009, Xing An Mines commenced mine maintenance and retrofit projects resulting in decreased production. The projects will take about 21 months to complete and the mines partially resumed production in November of 2010.  These mine improvements will improve efficiencies, lower costs and greatly enhance our growth and profitability once completed. The average selling price per ton for the three months ended June 30, 2011 was $52.37 as compared to $46.25 for the 2010 period, an increase of 13%.  Our total sales volume was 216,011 tons for the three months ended June 30, 2011, compared to 215,489 tons for the 2010 period.

Cost of Goods Sold.  Cost of goods sold for the three months ended June 30, 2011 was $7.32 million, an increase of $1.23 million or approximately 20%, from $6.09 million for the 2010 period. Our total production for the three months ended June 30, 2011 was 118,064 tons, compared to 49,310 tons produced for the 2010 period, an increase of 68,754 tons. Cost of goods sold as a percentage of sales was 64% for the 2011 period, compared to 61% in the 2010 period. Our average cost per ton was $33.71 in the three months ended June 30, 2011, compared to $28.27 in the 2010 period.  This increase was primarily due to overall inflation in China.

Gross Profit. Gross profit was $4.06 million for the three months ended June 30, 2011 compared to $3.87 million for the 2010 period, an increase of $0.19 million.  Our gross profit as a percentage of sales was approximately 36% and 39% for the three months ended June 30, 2011 and 2010, respectively.

Operating Expenses.  Operating expenses totaled $4.40 million for the three months ended June 30, 2011 compared to $1.22 million for the 2010 period, an increase of $3.18 million or approximately 261%. The increase was attributable to 1) increase in transportation infrastructure construction fee for both Tong Gong and Xing An, which was a new fee levied by the provincial government starting in 2010 and charged at RMB 10 per ton based on sales volume; 2) coal mine security special purpose fee for Tong Gong, a new fee levied by the local authority starting in June of 2010 and charged at RMB 10 per ton based on sales volume; 3) coal price adjusting fund for Tong Gong, a new fee levied by the local authority starting in June of 2010 and charged at RMB 20 per ton based on sales volume; 4) largely increased land use tax of Xing An required by the local tax authority starting from the second quarter of 2011, which was approximately $1.3 million; 5) largely increased machine accessories expenses including the expenditures for materials that used to fix the machines and mining assets, which was approximately $1.29 million; and  6) increased payroll and welfare expenses, and electricity fee as a result of overall price inflation in China.

Net Income (loss). Our net loss for the three months ended June 30, 2011 was $0.43 million compared to net income of $1.83 million for the 2010 period, a decrease of $2.26 million. This was mainly attributed to the increase of our operating expense. Net income (loss) as a percentage of sales decreased from 18% for the 2010 period to (4)% for the 2011 period.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Comparison of the six months ended June 30, 2011 and 2010

As of June 30, 2011, we had cash and cash equivalents of $45.63 million. Our working capital was approximately $50.11 million. The ratio of current assets to current liabilities was 15.06:1 at June 30, 2011.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2011 and 2010:

	2011	2010
Cash provided by (used in):
Operating Activities	$(4,864,108)	$3,627,635
Investing Activities	$(7,620,598)	$(2,729,148)
Financing Activities	$10,850,500	$525,777

Net cash used in operating activities was $4.86 million for the six months ended June 30, 2011 as compared to net cash provided by operating activities of $3.63 million in the 2010 period.  The increase in cash outflow resulted primarily from the payment on accounts payable, accrued liabilities, other payables and taxes payable; increase in other receivables outstanding which resulted from a deposit of $4.57 million to the potential acquisition target, and decrease of net income for 2011 period.

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

Net cash used in investing activities was $7.62 million for the six months ended June 30, 2011 as compared to $2.73 million in the 2010 period. During the six months ended June 30, 2011, we paid approximately $6.80 million for construction in progress for the Xing An mines retrofit, and $1.04 million for increasing of fixed assets. In the six months ended June 30, 2010, we paid approximately $1.86 million for completion of an office building of Xing An in Mohe City, and approximately $0.86 million for construction in progress for Xing An mines’ retrofit projects.

Net cash provided by financing activities was $10.85 million in the six months ended June 30, 2011 as compared to $0.53 million in 2010 period. The increase in cash inflow from financing activities for the 2011 period was primarily due to proceeds from an issuance of common stock of $13.65 million, partially offset by $2.8 million repayment of loan to shareholder, while in the 2010 period, we had $0.53 million of advances from a shareholder.

Based on our current expectations, we believe our cash and equivalents, and cash generated from operations will satisfy our working capital needs, and other liquidity requirements associated with our existing operations through the remainder of this year. We will continue to seek opportunities to expand our existing mining operations and acquire additional coal mining rights, and we expect to finance such acquisitions through the issuance of debt or equity securities. Failure to obtain such financing could have a material adverse effect on our plans for expansion.

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

The following tables summarize our contractual obligations as of June 30, 2011, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +

Contractual Obligations:
Operating Leases	$97,786	$31,186	$43,200	$23,400	$-
Mining Rights	897,589	-	-	-	897,589
Total Contractual Obligations:	$995,375	$45,565	$43,200	$23,400	$897,589

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

As of June 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective at the reasonable assurance level.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have not sold any equity securities during the period ended June 30, 2011 that were not previously disclosed in a current report on Form 8-K.

ITEM 6.   EXHIBITS

Exhibit No.	Description
31.1	Section 302 Certification by the Corporation’s Chief Executive Officer. *

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer. *

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer. *

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer. *

* Filed herewith.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. CHINA MINING GROUP, INC. (Registrant)

Date: August 15, 2011	By:	/s/ Hongwen Li
Hongwen Li
Chief Executive Officer

Date: August 15, 2011	By:	/s/ Xinyu Peng
Xinyu Peng
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer. *

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer. *

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer. *

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer. *

* Filed herewith.