Form 10-Q/A
period 2011-06-30
U.S. China Mining Group, Inc.
filed 2011-08-22
CIK 1145761

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

U.S. CHINA MINING GROUP, INC.
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

Explanatory Note

This Amendment No. 1 to U.S. China Mining Group, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed with the Securities and Exchange Commission dated August 15, 2011 (the "Form 10-Q"), is being filed to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405(a)(2) of Regulation S-T.  Exhibit 101 consists of the interactive data files that were not included with the Form 10-Q, as allowed by the 30-day grace period for the first quarterly period in which detailed footnote tagging is required.  This Amendment also corrects the Company’s Consolidated Statements of Income for the three months ended June 30, 2011, in which the interest expense line item was originally misstated by $274.00, which amount is not material to the Company’s financial statements.

This Amendment No. 1 does not otherwise change or update the disclosures set forth in the Form 10-Q as originally filed and does not otherwise reflect events occurring after the original filing of the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files contained in Exhibit 101 are not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

U.S. CHINA MINING GROUP INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

U.S. CHINA MINING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

	2011	2010
ASSETS

CURRENT ASSETS
Cash & equivalents	$45,629,643	$46,224,944
Restricted cash	-	220,217
Accounts receivable	-	212,414
Other receivables, deposits and prepayments	5,936,855	35,795
Inventory	2,105,322	1,117,086

Total current assets	53,671,820	47,810,456

NONCURRENT ASSETS
Goodwill	26,180,923	26,180,923
Prepaid mining rights, net	14,795,041	15,646,300
Property and equipment, net	13,316,046	12,772,164
Construction in progress	13,150,415	6,130,861
Deferred tax asset, net	74,955	184,432
Asset retirement cost, net	2,637,567	2,796,520

Total noncurrent assets	70,154,947	63,711,200

TOTAL ASSETS	$123,826,767	$111,521,656

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$-	$1,906,255
Unearned revenue	946,855	178,380
Accrued liabilities and other payables	1,304,996	2,774,978
Taxes payable	1,311,507	3,339,830
Advance from shareholder	-	3,180,338

Total current liabilities	3,563,358	11,379,781

NONCURRENT LIABILITIES
Long-term payable	309,043	301,992
Asset retirement obligation, net of deposit for mine restoration of $1,191,240 at 2011 and $1,164,062 at 2010, respectively	4,453,815	4,243,129

Total noncurrent liabilities	4,762,858	4,545,121

Total liabilities	8,326,216	15,924,902

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
Series A Preferred Stock, $0.001 par value, 8,000,000 shares authorized, 400,000 shares issued and outstanding	400	400
Common stock, $0.001 par value, 100,000,000 shares authorized, 18,852,582 and 14,932,582 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	18,852	14,932
Additional paid in capital	54,237,145	39,833,996
Statutory reserves	11,761,140	10,536,604
Accumulated other comprehensive income	7,302,564	5,468,674
Retained earnings	42,180,450	39,742,148

Total stockholders' equity	115,500,551	95,596,754

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$123,826,767	$111,521,656

The accompanying notes are an integral part of the consolidated financial statements.

U.S. CHINA MINING GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (UNAUDITED)

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,
	2011	2010	2011	2010

Net sales	$33,623,283	$22,524,065	$11,387,336	$9,965,946
Cost of goods sold	20,868,336	13,816,910	7,324,833	6,091,287

Gross profit	12,754,947	8,707,155	4,062,503	3,874,659

Operating expenses
Selling	1,915,559	565,467	1,555,911	(361)
General and administrative	5,366,236	2,155,670	2,843,139	1,219,879

Total operating expenses	7,281,795	2,721,137	4,399,050	1,219,518

Income (loss) from operations	5,473,152	5,986,018	(336,547)	2,655,141

Non-operating income (expenses)
Interest income	87,433	34,845	36,304	24,235
Interest expense	(110,704)	(174,368)	(41,813)	(88,697)

Total non-operating expenses, net	(23,271)	(139,523)	(5,509)	(64,462)
			-	-
Income (loss) before income tax	5,449,881	5,846,495	(342,056)	2,590,679
Provision (benefit) for income tax	1,787,043	1,888,486	84,390	757,971

Net income (loss)	3,662,838	3,958,009	(426,446)	1,832,708

Other comprehensive income
Foreign currency translation gain	1,826,633	327,195	1,066,315	541,018

Comprehensive income (loss)	$5,489,471	$4,285,204	$639,869	$2,373,726

Basic weighted average shares outstanding	18,722,637	14,932,582	18,852,582	14,932,582

Diluted weighted average shares outstanding	19,122,637	15,353,285	18,852,582	15,344,304

Basic net earnings (loss) per share	$0.20	$0.27	$(0.02)	$0.12

Diluted net earnings (loss) per share *	$0.19	$0.26	$(0.02)	$0.12

* For the purpose of calculating diluted earnings per share, the preferred stock was excluded due to anti-dilution.

The accompanying notes are an integral part of the consolidated financial statements.

U.S. CHINA MINING GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,662,838	$3,958,009
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Depreciation and amortization	2,217,405	1,661,167
Accretion of interest on asset retirement obligation	110,430	101,727
Imputed interest	3,848	72,514
Warrants expense	250,703	-
Stock option compensation	125,528	64,345
Changes in deferred tax	112,574	200,280
(Increase) decrease in current assets:
Accounts receivable	215,064	(22,992)
Other receivables, deposits and prepayments	(5,837,870)	3,735
Inventory	(951,931)	(1,148,260)
Increase (decrease) in current liabilities:
Accounts payable	(1,929,786)	(354,490)
Unearned revenue	756,189	(1,437,727)
Accrued liabilities and other payables	(1,515,178)	577,226
Taxes payable	(2,083,922)	(47,899)

Net cash (used in ) provided by operating activities	(4,864,108)	3,627,635

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	222,964	(122)
Acquisition of property, plant & equipment	(1,040,215)	(1,864,165)
Construction in progress	(6,803,347)	(864,861)

Net cash used in investing activities	(7,620,598)	(2,729,148)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from shareholders	-	525,777
Proceeds from issuance of common stock	13,650,500	-
Repayment to shareholders	(2,800,000)	-

Net cash provided by financing activities	10,850,500	525,777

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	1,038,905	178,775

NET INCREASE (DECREASE) IN CASH & EQUIVALENTS	(595,301)	1,603,039

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	46,224,944	31,260,184

CASH & EQUIVALENTS, END OF PERIOD	$45,629,643	$32,863,223

Supplemental Cash flow data:
Income tax paid	$2,414,172	$1,577,601
Interest paid	$-	$-

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have not sold any equity securities during the period ended June 30, 2011 that were not previously disclosed in a current report on Form 8-K.

ITEM 6.   EXHIBITS

Exhibit No.	Description
31.1	Section 302 Certification by the Corporation’s Chief Executive Officer. *

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer. *

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer. *

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer. *

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

* Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. CHINA MINING GROUP, INC. (Registrant)

Date: August 22, 2011	By:	/s/ Hongwen Li
Hongwen Li
Chief Executive Officer

Date: August 22, 2011	By:	/s/ Xinyu Peng
Xinyu Peng
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Section 302 Certification by the Corporation’s Chief Executive Officer. *

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer. *

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer. *

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer. *

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

* Filed herewith.

**Furnished herewith.