Form 10-Q
period 2011-09-30
U.S. China Mining Group, Inc.
filed 2011-11-14
CIK 1145761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares of common stock outstanding as of November 9, 2011: 18,852,582

U.S. CHINA MINING GROUP INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

U.S. CHINA MINING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

	2011	2010
ASSETS

CURRENT ASSETS
Cash & equivalents	$45,649,814	$46,224,944
Restricted cash	-	220,217
Accounts receivable	-	212,414
Income tax receivable	470,488	-
Other receivables, deposits and prepayments	5,382,294	35,795
Inventory	806,572	1,117,086

Total current assets	52,309,168	47,810,456

NONCURRENT ASSETS
Goodwill	26,180,923	26,180,923
Prepaid mining rights, net	14,982,087	15,646,300
Property and equipment, net	13,212,968	12,772,164
Construction in progress	13,391,906	6,130,861
Deferred tax asset, net	229,808	184,432
Asset retirement cost, net	2,666,530	2,796,520

Total noncurrent assets	70,664,222	63,711,200

TOTAL ASSETS	$122,973,390	$111,521,656

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$-	$1,906,255
Unearned revenue	564,716	178,380
Accrued liabilities and other payables	679,528	2,774,978
Taxes payable	541,434	3,339,830
Advance from shareholder	-	3,180,338

Total current liabilities	1,785,678	11,379,781

NONCURRENT LIABILITIES
Long-term payable	314,718	301,992
Asset retirement obligation, net of deposit for mine restoration of $1,213,116 in 2011 and $1,164,062 in 2010, respectively	4,592,436	4,243,129

Total noncurrent liabilities	4,907,154	4,545,121

Total liabilities	6,692,832	15,924,902

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
Series A Preferred Stock, $0.001 par value, 8,000,000 shares authorized, 400,000 shares issued and outstanding	400	400
Common stock, $0.001 par value, 100,000,000 shares authorized, 18,852,582 and 14,932,582 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	18,852	14,932
Additional paid in capital	54,348,105	39,833,996
Statutory reserves	11,387,950	10,536,604
Accumulated other comprehensive income	8,827,424	5,468,674
Retained earnings	41,697,827	39,742,148

Total stockholders' equity	116,280,558	95,596,754

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$122,973,390	$111,521,656

The accompanying notes are an integral part of the consolidated financial statements.

U.S. CHINA MINING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATION AND OTHER COMPREHENSIVE INCOME (UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
	2011	2010	2011	2010

Net sales	$39,910,559	$40,378,548	$6,287,276	$17,854,483
Cost of goods sold	25,020,365	23,883,406	4,152,030	10,066,496

Gross profit	14,890,194	16,495,142	2,135,246	7,787,987

Operating expenses
Selling	2,774,940	1,007,364	859,380	441,897
General and administrative	7,680,107	4,182,993	2,313,871	2,027,323

Total operating expenses	10,455,047	5,190,357	3,173,251	2,469,220

Income (loss) from operations	4,435,147	11,304,785	(1,038,005)	5,318,767

Non-operating income (expenses)
Interest income	132,111	60,118	44,678	25,273
Interest expense	(167,213)	(268,360)	(56,509)	(93,992)

Total non-operating expenses, net	(35,102)	(208,242)	(11,831)	(68,719)

Income (loss) before income tax	4,400,045	11,096,543	(1,049,836)	5,250,048
Provision (benefit) for income tax	1,593,020	3,288,394	(194,023)	1,399,908

Net income (loss)	2,807,025	7,808,149	(855,813)	3,850,140

Other comprehensive income
Foreign currency translation gain	3,358,750	1,187,571	1,532,117	860,376

Comprehensive income	$6,165,775	$8,995,720	$676,304	$4,710,516

Basic weighted average shares outstanding	18,766,428	14,932,582	18,852,582	14,932,582

Diluted weighted average shares outstanding	19,166,428	15,344,113	18,852,582	15,332,582

Basic net earnings (loss) per share	$0.15	$0.52	$(0.05)	$0.26

Diluted net earnings (loss) per share *	$0.15	$0.51	$(0.05)	$0.25

* For the purpose of calculating diluted earnings per share, the preferred stock was excluded due to anti-dilution.

The accompanying notes are an integral part of the consolidated financial statements.

U.S. CHINA MINING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,807,025	$7,808,149
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Depreciation and amortization	2,671,842	2,128,597
Accretion of interest on asset retirement obligation	166,757	153,003
Imputed interest	3,874	115,221
Warrants expense	250,703	-
Stock option compensation	236,488	129,633
Changes in deferred tax	(36,780)	185,503
(Increase) decrease in current assets:
Accounts receivable	216,507	(106,195)
Other receivables, deposits and prepayments	(5,228,206)	11,606
Inventory	349,741	(685,971)
Deposit for mine restoration	-	(148,863)
Increase (decrease) in current liabilities:
Accounts payable	(1,919,345)	(356,309)
Unearned revenue	370,504	(1,172,608)
Accrued liabilities and other payables	(2,182,563)	1,069,602
Taxes payable	(3,334,796)	1,211,386

Net cash (used in ) provided by operating activities	(5,628,249)	10,342,754

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	224,461	(184)
Acquisition of property, plant & equipment	(1,046,276)	(1,869,189)
Construction in progress	(6,848,999)	(1,019,017)

Net cash used in investing activities	(7,670,814)	(2,888,390)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from shareholders	-	708,977
Proceeds from issuance of common stock	13,650,500	-
Repayment to shareholders	(2,800,000)	-

Net cash provided by financing activities	10,850,500	708,977

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	1,873,433	721,280

NET INCREASE (DECREASE) IN CASH & EQUIVALENTS	(575,130)	8,884,621

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	46,224,944	31,260,184

CASH & EQUIVALENTS, END OF PERIOD	$45,649,814	$40,144,805

Supplemental Cash flow data:
Income tax paid	$3,011,184	$2,283,250
Interest paid	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

U.S. CHINA MINING GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  SEPTEMBER 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

U.S. China Mining Group, Inc. (“SGZH” or the “Company”) was incorporated in Nevada on June 7, 2001.  As described below, in April 2008, the Company completed a transaction with Xing An (defined below) which was accounted for as a reverse acquisition and the historical financial information contained herein is of Xing An. The Company is engaged in coal production by exploring, assembling, assessing, permitting, developing and mining coal properties in the People’s Republic of China (“PRC”). After obtaining permits from the Heilongjiang National Land and Resources Administration Bureau and Heilongjiang Province Coal Production Safety Bureau, the Company extracts coal from properties it has the right to mine, and sells most of the coal on a per ton basis for cash on delivery, primarily to power plants, cement factories, wholesalers and individuals for home heating.

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

Hong Yuan was incorporated in Heilongjiang Province on August 18, 2003, under the name Daxinganling Mohe County Hong Yuan Coal Mine Co., Ltd. Sheng Yu was incorporated in Heilongjiang Province on August 18, 2003, under the name Daxinganling Mohe County Sheng Yu Mining Co., Ltd. Each company produces coal for sale to utilities and industrial markets.  Both mines are located in Mohe County, in the most northern regions of China, and are geologically joined.  The Xing An shareholders acquired Hong Yuan on August 19, 2005 and Sheng Yu on May 8, 2005. From January 1, 2005 until these companies were acquired by Xing An’s shareholders, the mines that these companies have mining rights to were not operating.

On January 7, 2008, the Company amended its Articles of Incorporation to effect a 10-to-1 reverse  split of its issued and outstanding shares of common stock and a proportional decrease of its authorized number of shares of common stock from 1,000,000,000 to 100,000,000.

On June 8, 2010, the Company amended its Articles of Incorporation to change its name from Songzai International Holding Group, Inc. to U.S. China Mining Group, Inc. On July 1, 2010, the Company filed a Certificate of Amendment with the Secretary of State of the State of Nevada changing its name to “U.S. China Mining Group, Inc.”

The interim financial information presented in this Form 10-Q is not audited and is not necessarily indicative of the Company’s future consolidated financial position, results of operations or cash flows.  The accompanying consolidated balance sheet as of December 31, 2010 was derived from audited financial statements included on Form 10-K, and the interim unaudited consolidated financial statements contained in this Form 10-Q were prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual financial statements.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) was condensed or omitted in accordance with such rules and regulations.  In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2011, its results of operations for the nine months ended September 30, 2011 and 2010 and its cash flows for the nine months ended September 30, 2011 and 2010 were made.  These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K filed with the SEC.

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

Cash and Equivalents

For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At September 30, 2011 and December 31, 2010, the Company had restricted cash of $0 and $220,217, respectively, in the bank pledged for coal mine safety required by the Heilongjiang Board for Overseeing Safety Production.  In the quarter ended September 30, 2011, the $220,217 restricted cash was released by Heilongjiang Board for Overseeing Safety Production as a result of the Company’s direct deposit to the related bureau.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company did not have any bad debt allowance at September 30, 2011 and December 31, 2010.

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

Goodwill

Goodwill is the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with   Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, “Intangibles-Goodwill and Other”, goodwill is not amortized but is tested for impairment, annually or when circumstances indicate a possible impairment may exist. Impairment testing is performed at a reporting unit level. An impairment loss generally would be recognized when the carrying amount of the reporting unit exceeds its fair value with the fair value of the reporting unit determined using discounted cash flow (DCF) analysis. A number of significant assumptions and estimates are involved in the application of the DCF analysis to forecast operating cash flows, including the discount rate, the internal rate of return, and projections of realizations and costs to produce. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated.

On April 4, 2008, the Company completed the acquisition of 90% of Xing An pursuant to the Agreement for a price determined by multiplying the number of shares of SGZH outstanding just prior to the transaction (400,000 Series A preferred shares and 6,932,582 common shares) by the average stock price of SGZH stock two days before and two days after the Agreement date. In connection with the transaction, the Xing An shareholders received 8 million shares of SGZH common stock and $30 million, which was treated as a dividend payable and recorded as a charge to retained earnings.  The total consideration exceeded the fair value of the net assets acquired by $26,180,923, which was recorded as goodwill. As a result of the acquisition, the Xing An Shareholders owned 53% of the combined company. For accounting purposes, the acquisition of Xing An by SGZH was accounted for as a reverse acquisition of SGZH by Xing An.  As of September 30, 2011 and December 31, 2010, the Company concluded there was no impairment of the goodwill.

Asset Retirement Cost and Obligations, Deposit for Mine Restoration

The Company uses   FASB ASC Topic 410, “Asset Retirement and Environmental Obligation”. This Statement generally requires that the Company’s legal obligations associated with the retirement of long-lived assets are recognized at fair value at the time the obligations are incurred. Obligations are incurred when development of a mine commences for underground mines or construction begins for support facilities, refuse areas and slurry ponds. The obligation’s fair value is determined using DCF techniques and is accreted over time to its expected settlement value. Upon initial recognition of a liability, a corresponding amount is capitalized as part of the carrying amount of the related long-lived asset. Amortization of the related asset is calculated on a unit-of-production method by amortizing the total estimated cost over the salable reserves determined under SEC Industry Guide 7, multiplied by the production during the period. The Company reviews its asset retirement obligations at least annually and makes necessary adjustments for permit changes as granted by state authorities and for revisions of estimates of the amount and timing of costs. For ongoing operations, adjustments to the liability result in an adjustment to the corresponding assets.  At September 30, 2011 and December 31, 2010, there were no adjustments of the asset retirement obligations.

Xing An voluntarily applied to Daxinganling District Environment Protection Bureau for the asset retirement obligation and is obligated to account for land subsidence, restoration, rehabilitation and environmental protection at a rate of RMB 1 per ton based on total reserves at the end of the useful lives of the mines.

From January 1, 2009, Xing An and Tong Gong were required by the local Environment Protection Bureau and Heilongjiang Province National Land and Resources Administration Bureau (“HPNLRAB’) to deposit RMB 18,886,500 ($2,765,632) and RMB 5,000,000 ($731,090), respectively, within a certain period of time to a bank account held by local mining authority for land subsidence, restoration and rehabilitation when the mine is fully depleted.  At September 30, 2011, Xing An deposited RMB 5,665,950 ($891,588) and Tong Gong deposited RMB 2,043,280 ($321,528). See additional discussion in Note 12, “Asset Retirement Cost and Obligations.”

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

The estimated useful lives for each category of fixed assets in years are as follows:

Plant and Machinery	10- 15
Motor Vehicles	5
Building and Mining Structure	10-20

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

Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of September 30, 2011 and December 31, 2010, there were no impairments of its long-lived assets.

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

The Company follows FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), codified in FASB ASC Topic 740. When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interests associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. At September 30, 2011 and December 31, 2010, the Company did not take any uncertain positions that would necessitate recording of a tax related liability.

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

Cost of Goods Sold

Cost of goods sold (“COGS”) consists primarily of amortization of the mining rights, direct material, direct labor, depreciation of mining plant items such as the underground tunnel and the major mine well and related expenses, which are directly attributable to the production of coal. Write-down of inventory to lower of cost or market is also recorded in COGS.

Resource Compensation Fees

In accordance with the relevant regulations, a company engaged in coal production is required to pay a fee to the HPNLRAB for the depletion of coal resources. Tong Gong is required to pay mineral resource fees of RMB 3 ($0.47) per ton for its total production during the year; Xing An is required to pay resource fees at 1% of its total sales.  The Company expenses such costs as G&A expense when incurred.

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

Basic and Diluted Earnings (Loss) per Share (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares, warrants and stock options had been issued and if the additional common shares were dilutive. Diluted earnings per share are based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options and the if-converted method for the outstanding convertible preferred shares. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, convertible outstanding instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). During the nine and three months ended September 30, 2011, there were no diluted shares for options and warrants as a result of their anti-dilutive feature. The following tables present a reconciliation of basic and diluted earnings per share:

	Nine Months Ended September 30,
	2011	2010

Net income	$2,807,025	$7,808,149

Weighted average shares outstanding - basic	18,766,428	14,932,582
Effect of dilutive securities:
Series “A” preferred stock	400,000	400,000
Options issued	-	11,531
Weighted average shares
Outstanding - diluted	19,166,428	15,344,113
Earnings per share – basic	$0.15	$0.52
Earnings per share – diluted	$0.15	$0.51

	Three Months Ended September 30,
	2011	2010

Net income (loss)	$(855,813)	$3,850,140

Weighted average shares outstanding – basic	18,852,582	14,932,582
Effect of dilutive securities:
Series “A” preferred stock		400,000
Weighted average shares
Outstanding – diluted	18,852,582	15,332,582
Earnings per share – basic	$(0.05)	$0.26
Earnings per share – diluted *	$(0.05)	$0.25

* For the purpose of calculating diluted earnings per share, the preferred stock was excluded due to anti-dilution for 2011.

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

As of September 30, 2011 and December 31, 2010, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive income”. Gains and losses resulting from foreign currency transactions are included in income. There was no significant fluctuation in the exchange rate for the conversion of RMB to USD after the balance sheet date.

The fluctuation of exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the People’s Bank of China (“PBOC”) or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the PBOC.

The Company uses SFAS No. 130 “Reporting Comprehensive Income” (codified in FASB ASC Topic 220). Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the nine and three months ended September 30, 2011 and 2010 consisted of net income and foreign currency translation adjustments.

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

New Accounting Pronouncements

In December 2010, the FASB issued ASU 2010-28, Intangibles-Goodwill and Other (Topic 350), to modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating impairment may exist, and the qualitative factors are consistent with the existing guidance. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010 and 2011 for public and nonpublic entities, respectively. Early adoption is not permitted. Management is in the process of evaluating the impact of adopting this standard on the Company's consolidated financial statements.

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

3.    INVENTORY

Inventory, at September 30, 2011 and December 31, 2010, consisted of coal.

4.    PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at September 30, 2011 and December 31, 2010:

	2011	2010
Building	$5,391,415	$5,173,404
Mining structure	11,298,559	10,194,706
Production equipment	4,846,777	4,401,647
Office equipment	68,921	70,167
Vehicles	267,570	201,297
	21,873,242	20,041,221
Less: Accumulated depreciation	(8,660,274)	(7,269,057)
	$13,212,968	$12,772,164

Depreciation for the nine months ended September 30, 2011 and 2010 was $1,134,900 and $1,218,930, respectively.  Depreciation for the three months ended September 30, 2011 and 2010 was $343,100 and $420,330, respectively.

5.   OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

Other receivables include advances to employees for traveling and other business related expenses. Deposits mainly represented deposits to the government for safety deposit and certain mining certificates issued by the specific PRC authorities. Other receivables and deposits totaled $0.081 million and prepayments included payments of $0.67 million for land tax in the nine months ended September 30, 2011.

In addition to the above, on January 20, 2011, the Company signed an advance agreement with an individual owner of a coal mine located in Guizhou China.  Pursuant to the agreement, the Company advanced a refundable RMB 30 million ($4,575,000, the maximum amount provided under the agreement) to an escrow account to be used for improvements to this mine.  In addition, the Company intends to undertake the acquisition of the mine from the individual owner if the owner can complete the necessary restructuring of the mine as appropriate for acquisition and the new mining company after the restructuring has received all government required permits for normal production.  If the potential acquisition goes forward, the escrow amount will be treated as partial consideration.  If not, the amount will be reimbursed to the Company.

6.   PREPAID MINING RIGHTS

Prepaid mining rights are the portion of the mining rights for which the Company previously paid. The price is determined by the local mining bureau from which the Company acquired its mining rights, based in part on market price set by the Heilongjiang Province National Land and Resources Administration Bureau and in part on negotiations with the local mining bureau. The price is established at the time of payment, regardless of when production of the underlying coal occurs. The price for Tong Gong was RMB 8 ($1.17) per ton for 2010, 2009 and 2008 and RMB 3.09 ($0.43) per ton for 2005 through 2007; the price for Xing An was RMB 9 ($1.32) per ton for 2010, 2009 and 2008, RMB 6 ($0.85) per ton for 2006 and 2007, and RMB 4 ($0.50) per ton for 2005. For any mining rights granted prior to September 1, 2006, the Company is generally required to pay for the entire amount of coal underlying such mining rights within five years from the date such right is granted unless specific good cause exists for extension. Effective September 1, 2006, under the authority of the Heilongjiang Geology and Mineral Exploration Office, the Company has ten years to pay for the coal underlying any mining rights granted on or after such date.

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

The Company’s prepaid mining rights consisted of the following at September 30, 2011 and December 31, 2010:

	2011	2010
Prepaid mining rights	$27,089,380	$25,993,978
Less: Amortized portion	(12,107,293)	(10,193,058)
Prepaid mining rights, net	$14,982,087	$15,646,300

The Company amortizes the mining rights by using total cost of mining rights (the sum of those for which the Company has paid and those for which the Company is still committed to pay) divided by total salable reserves determined under SEC Industry Guide 7, multiplied by production during the period.  The cost of unpaid mining rights is assumed to be the same as the most current price per ton paid by the Company (RMB 8 ($1.17) per ton).  Amortization was $1,294,500 and $1,026,500 for the nine months ended September 30, 2011 and 2010, respectively. Amortization was $90,900 and $232,900 for the three months ended September 30, 2011 and 2010, respectively.

As of September 30, 2011 and December 31, 2010, the total quantity of coal the Company is legally allowed to extract under the mining rights of Xing An and Tong Gong was 25,931,500 tons (as per above table); however, as noted in the table above, this amount reflects the in place resources on which the mining rights are based and to which those mining rights extend. But these amounts, determined by the appropriate PRC authorities, do not coincide with the definition of proven and probable product reserves of SEC Industry Guide 7, which would be 8.28 million tons as of September 30, 2011. The Company paid for 25,165,295 tons at September 30, 2011, and is committed to pay for 766,205 tons of coal at RMB 8 ($1.17) per ton, or $897,589, which must be paid by September 30, 2017. The prepayment of mining rights is accounted for similar to a royalty agreement as neither the payment terms nor the price per ton is fixed.

7.   CONSTRUCTION IN PROGRESS

Construction in progress is the amount paid for Xing An mines’ maintenance and retrofit project which commenced at the end of 2009. The project will take about 27 months to finish. The estimated cost for the retrofit was approximately $15.5 million; the Company has incurred $13.39 and $6.13 million as of September 30, 2011 and December 31, 2010, respectively.

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

9.   ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at September 30, 2011 and December 31, 2010:

	2011	2010
Accrued liabilities	$51,028	$198,977
Other payables
Education and union outlays	161,553	145,488
Transportation infrastructure construction fee	178,561	1,171,922
Mine security special purpose fee	43,401	83,772
Deposit from constructor for quality assurance on mine shaft maintenance	-	679,481
Coal price adjustment fund	43,401	167,545
Resource compensation fee	19,559	198,339
Others	182,085	129,454
Subtotal	628,500	2,576,001
Total	$679,528	$2,774,978

Accrued liabilities mainly represented accrued payroll, welfare and legal and audit expense.  Transportation infrastructure construction fees was a fee for Tong Gong and Xing An levied by the provincial government at RMB 10 per ton based on sales volume; Coal mine security special purpose fee was a fee for Tong Gong levied by the local authority at RMB 10 ($1.56) per ton based on sales volume; Coal price adjusting fund was a fee for Tong Gong levied by the local authority at RMB 20 ($3.12) per ton based on sales volume.

10.   TAXES PAYABLE

Taxes payable consisted of the following at September 30, 2011 and December 31, 2010:

	2011	2010
Income tax	$-	$1,790,990
Value added tax	478,104	1,468,677
Resource tax	25,231	73,163
Other	38,099	7,000
Total	$541,434	$3,339,830

11.   LONG TERM PAYABLE

Long term payable is a refundable deposit from an independent contractor which is responsible for the mining work at Tong Gong mine site. The Company outsourced Tong Gong mining work for 3 years, and the contractor was required to pay a deposit for mining safety assurance, which will be refunded to this contractor when the contract expires.

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

Effective January 1, 2009, Xing An and Tong Gong were required by the local Environment Protection Bureau and HPNLRNB to deposit RMB 18,886,500 ($2,765,632) and RMB 5,000,000 ($731,090), respectively, within a period of time presently expected to be three to five years to a bank account held by local mining authority for land subsidence, restoration and rehabilitation when the mine is fully depleted.  At September 30, 2011, Xing An deposited RMB 5,665,950 ($891,588), and Tong Gong deposited RMB 2,043,280 ($321,528).

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

Asset Retirement Cost at September 30, 2011 and December 31, 2010 was:

	2011	2010
Asset retirement cost	$4,685,006	$4,495,560
Less: Accumulated amortization	(2,018,476)	(1,699,040)
	$2,666,530	$2,796,520

Amortization for asset retirement cost for the nine months ended September 30, 2011 and 2010 was $242,400 and $206,425, respectively. Amortization for asset retirement cost for the three months ended September 30, 2011 and 2010 was $20,500 and $45,325, respectively.

Changes in Asset Retirement Obligation for the nine months ended September 30, 2011 and for the year ended December 31, 2010 consisted of the following:

	2011	2010
Balance at Beginning of Period	$4,243,129	$4,060,461
Accretion of interest expense	166,757	205,128
Deposit for mine restoration during the period	-	(149,683)
Foreign currency translation gain	182,550	127,223
Ending balance	$4,592,436	$4,243,129

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

Deferred tax asset (liability) consisted of the following at September 30, 2011 and December 31, 2010:

	2011	2010
Deferred tax asset for amortization of mining rights, amortization of asset retirement cost and depreciation of assets using unit-of-production method	$2,516,595	$2,205,616

Deferred tax liability for statutory reserves for Mine safety and maintenance expenses	(2,286,787)	(2,021,184)
Net deferred tax asset	$229,808	$184,432

14.  INCOME TAXES

The Company is subject to income taxes by entity on income from the tax jurisdiction in which each entity is domiciled.

U.S. China Mining Group, Inc., the US parent company, was incorporated in Nevada and has net operating losses (“NOL”) for income tax purposes.  The US parent company has NOL carry forwards for income taxes of approximately $5,219,000 at September 30, 2011, which may be available to reduce future years’ taxable income as NOLs can be carried forward up to 20 years from the year the loss is incurred. Management believes the realization of the benefits from these losses is uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided for the US parent company.

Tong Gong is a Sino-foreign joint venture enterprise formed in the PRC subject to PRC income tax. According to the PRC government local tax bureau, Tong Gong was entitled to full income tax relief for two years commencing January 2005 and 15% for three years from 2007 to 2009.  Effective January 1, 2008, the PRC government implemented new income tax rates with a maximum rate of 25%, under which Tong Gong is subject to a 25% rate.

Effective February 13, 2009, Xing An became a foreign invested enterprise as a result of the reverse acquisition by the Company. Xing An is subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the nine months ended September 30, 2011 and 2010:

	2011	2010
US statutory rates	34.0%	34.0%
Tax rate difference	(12.2)%	(9.7)%
Permanent difference on deferred tax	3.2%	0.5%
Change tax rate on deferred tax	-%	2.1%
Valuation allowance on US NOL	12.0%	2.7%
Other	(0.8)%	-%
Tax per financial statements	36.2%	29.6%

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended September 30, 2011 and 2010:

	2011	2010
US statutory rates	34.0%	34.0%
Tax rate difference	(5.6)%	(9.5)%
Permanent difference on deferred tax	(1.3)%	0.3%
Change tax rate on deferred tax	-%	-%
Valuation allowance on US NOL	(12.6)%	1.9%
Other	4.0%	-%
Tax per financial statements	18.5%	26.7%

The provisions for income tax for the nine months ended September 30, 2011 and 2010 consisted of the following:

	2011	2010
Income tax expense - current	$1,629,800	$3,102,891
Income tax expense (benefit) - deferred	(36,780)	185,503
Total income tax expense	$1,593,020	$3,288,394

The provisions (benefit) for income tax for the three months ended September 30, 2011 and 2010 consisted of the following:

	2011	2010
Income tax expense (benefit) - current	$(44,670)	$1,414,686
Income tax expense (benefit) - deferred	(149,353)	(14,778)
Total income tax expense (benefit)	$(194,023)	$1,399,908

15.  MAJOR CUSTOMERS AND VENDORS

Two customers accounted for 81% and 18% of the Company’s sales for the nine months ended September 30, 2011.
Three customers accounted for 58%, 15% and 14% of the Company’s sales for the nine months ended September 30, 2010, respectively.

Two customers accounted for 72% and 28% of the Company’s sales for the three months ended September 30, 2011, respectively. Three customers accounted for 66%, 17% and 17% of the Company’s sales for the three months ended September 30, 2010, respectively. At September 30, 2011 and December 31, 2010, the total receivable balance due from these customers was $0 and $212,414, respectively.

There were no major vendors for the Company for the nine and three months ended September 30, 2011 and 2010.

16.  STATUTORY RESERVES

Pursuant to the corporate law of the PRC effective January 1, 2006, the Company is now only required to maintain one statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings.

Surplus reserve fund

The Company’s Chinese subsidiaries are now required to transfer 10% of each subsidiary’s net income, as determined under PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. The Company’s Chinese subsidiaries are not required to make appropriation to other reserve funds and do not have any intentions to make appropriations to any other reserve funds. There are no legal requirements in the PRC to fund these reserves by transfer of cash to restricted accounts, and the Company’s Chinese subsidiaries do not do so.

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

Common welfare fund

Common welfare fund is a voluntary fund that the Company can elect to transfer 5% to 10% of its net income, as determined under PRC accounting rules and regulations, to this fund.  The Company did not make any contribution to this fund during the nine months period ended September 30, 2011 and the year ended December 31, 2010. This fund can only be utilized on capital items for the collective benefit of the Company’s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation.

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

The statutory reserves were as follows as of September 30, 2011 and December 31, 2010:

	2011	2010
Statutory surplus reserve	$3,213,242	$3,187,265
Safety and Maintenance reserve	8,174,708	7,349,339
Total statutory reserves	$11,387,950	$10,536,604

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

In connection with the Private Placement, the Company, Placement Agent and the Investors entered into a Registration Rights Agreement on January 7, 2011. The Company agreed to register for resale the total number of shares of Common Stock underlying the Units sold in the Private Placement (including such shares that are issuable upon the exercise of Investor Warrants and Agent Warrants), on a registration statement to be filed with the Securities and Exchange Commission (the “SEC”) on or prior to forty-five (45) days from the closing date of the Private Placement.  The Company was to use its best efforts to have the registration statement declared effective within 150 days after the initial filing with the SEC or within 180 days if the registration statement is reviewed by the SEC.  The Company shall also maintain the effectiveness of the registration statement until all of the securities covered by the registration statement may be sold by the investors under Rule 144 without any restriction (including volume restrictions).

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

The following table summarizes activities of these options:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2010	75,000	5.61	4.19
Exercisable at January 1, 2010	65,000	5.50	4.19
Granted	20,000	9.30	5.00
Exercised	-		-
Outstanding at December 31, 2010	95,000	6.39	3.40
Exercisable at December 31, 2010	85,000	6.04	3.91
Granted	70,000	4.50	5.00
Exercised	-	-	-
Outstanding at September 30, 2011	165,000	$5.59	3.40
Exercisable at September 30, 2011	130,000	5.88	3.13

The Company recorded $236,488 and $129,633 of compensation expense for stock options during the nine months ended September 30, 2011 and 2010, respectively. The Company recorded $110,960 and $65,288 of compensation expense for stock options during the three months ended September 30, 2011 and 2010, respectively. There were no options exercised during the nine months ended September 30, 2011 and 2010.

WARRANTS ISSUED TO INVESTOR RELATIONS FIRMS

On April 19, 2010, the Company granted warrants to acquire 200,000 shares of the Company’s common stock,   at $9.50 per share to an investor relations (“IR”) firm. The warrants have a term of 5 years. The Company accounted for warrants issued to this investor relations firm based on ASC 505-50 at each balance sheet and expense recorded based on the period elapsed at each balance sheet date, which is the date at which the counterparty’s performance is deemed to be completed for the period. The fair value of each warrant granted is estimated on the date of the grant using the Black-Scholes option pricing model under ASC 505-30-11 and is recognized as compensation expense over the service term of the investor relations agreement as it is a better matching of cost with services received. The warrants are classified as equity instruments and are exercisable into a fixed number of common shares. There is no commitment or requirement to change the quantity or terms based on conditions to the counterparty’s performance or market conditions.  These warrants are non forfeitable. The fair value of the warrants was calculated using the following assumptions: estimated life of five years, volatility of 100%, risk free interest rate of 2.76%, and dividend yield of 0%. In January 2011, the Company terminated the IR service agreement with this IR firm, and accordingly, the unrecorded fair value of the warrants issued to this IR firm was fully expensed at termination date.

On January 18, 2011, the Company agreed to issue the warrants to another IR firm as follows:

For each six-month period, Warrants will be issued to purchase 20,000 shares at $6.00 per share.  Warrants to purchase 20,000 shares for the first six months of service were issued by April 18, 2011 (the “Tranche 1 Warrant”) and will vest on July 18, 2011 and will expire on July 18, 2014.  Warrants to purchase 20,000 shares for the second six months of service will be issued by October 18, 2011 and will vest on January 18, 2012 and will expire on January 18, 2015.  Additionally, warrants to purchase 40,000 shares will be issued if the share price trades above $12 and the stock achieves an average daily trading volume (“ADTV”) of 50,000 for 30 days.  These last warrants will be issued as soon as the milestone is met and will carry an exercise price of $6.80 and will vest immediately upon issuance and will expire three years from the date of issue. The Company accounted for warrants issued to this investor relations firm based on ASC 505-50 at each balance sheet date as described above. The warrants are classified as equity instruments and are exercisable into a fixed number of common shares. There is no commitment or requirement to change the quantity or terms based on conditions to the counterparty’s performance or market conditions.  The fair value of the warrants for the Tranche 1 Warrant was calculated using the following assumptions: estimated life of five years, volatility of 100%, risk free interest rate of 2.76%, and dividend yield of 0%. The fair value of Tranche 1 Warrant that was issued at April 18, 2011 was $36,857.

The following table summarizes activity for the warrants to certain investor relations firms:

	Number of Shares	Average Exercise Price per Share	Weighed Average Remaining Contractual Term in Years
Outstanding at January 1, 2010	-	$-	-
Granted	200,000	9.50	5.00
Exercised	-
Forfeited	-
Outstanding at December 31, 2010	200,000	9.50	4.29
Exercisable at December 31, 2010	200,000	9.50	4.29
Granted	20,000	6.00	3.00
Exercised	-
Forfeited	-
Outstanding at September 30, 2011	220,000	9.18	3.45
Exercisable at September 30, 2011	220,000	9.18	3.45

The Company recorded $250,703 warrants expense during the nine months ended September 30, 2011. There were no warrants exercised during the nine months ended September 30, 2011.

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

The Company leases its principal executive office in the United States, which headquarters some administrative staff and oversees its operations in the PRC. The lease agreement for this office is from September 1, 2008 to June 30, 2011, for annual rent of $57,516. The Company renewed this lease when it expired for another one year for annual rent of $56,000, and the Company has the option to renew this lease.

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

The Company’s rental expense for the nine months ended September 30, 2011 and 2010 was $60,000 and $60,000, respectively.  The Company’s rental expense for the three months ended September 30, 2011 and 2010 was $20,000 and $20,000, respectively.

As of September 30, 2011, the future minimum annual lease payments required under operating leases, are as follows by years:

2012	$63,225
2013	21,600
2014	21,600
2015	18,000

Total	$124,425

19. ACQUISITION OF LIUJIAQU COAL MINE

On May 19, 2010, the Company entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") to acquire the Erdos City Dongsheng District Liujiaqu Coal Mine ("Liujiaqu Coal Mine") located in the Inner Mongolia region of the PRC. The acquisition of Liujiaqu Coal Mine had not been completed as of September 30, 2011. The parties are reviewing the potential impact on the transaction of new municipal policy and requirements of Erdos City and have not scheduled a date for completion of the transaction.  The Company did not make any deposit for this acquisition.

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

In December 2010, the FASB issued ASU 2010-28, Intangibles-Goodwill and Other (Topic 350), to modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating impairment may exist, and the qualitative factors are consistent with the existing guidance. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010 and 2011 for public and nonpublic entities, respectively. Early adoption is not permitted. Management is in the process of evaluating the impact of adopting this standard on the Company's consolidated financial statements.

RESULTS OF OPERATIONS

Comparison of the nine months ended September 30, 2011 and 2010

The following table sets forth the results of our operations for the nine months ended September 30 in each of the years indicated as a percentage of net sales:

	2011			2010
	$		% of Sales	$		% of Sales
Sales		39.910,559	100%		40,378,548	100%
Cost of Goods Sold		25,020,365	63%		23,883,406	59%
Gross Profit		14,890,194	37%		16,495,142	41%
Operating Expenses		10,455,047	26%		5,190,357	13%
Income from Operations		4,435,147	11%		11,304,785	28%
Other Expenses, net		(35,102)	-%		(208,242)	(1)%
Income tax		1,593,020	4%		3,288,394	8%
Net Income		2,807,025	7%		7,808,149	19%

Coal mining production, brokerage and sales at our three mines, in tons, for the periods indicated:

	Tong Gong Coal Mine
	Salable Production (tons)		Brokerage (tons)		Sales (tons)
	2011	2010	2011	2010	2011	2010

Nine months ended September 30	126,934	169,026	200,000	150,000	326,934	319,026

	Xing An Coal Mines (Hong Yuan and Sheng Yu)
	Salable Production (tons)		Brokerage (tons)		Sales (tons)
	2011	2010	2011	2010	2011	2010

Nine months ended September 30	439,291	148,818	-	413,160	460,120	534,379

Sales. Our revenues are derived from the sales of coal. During the nine months ended September 30, 2011, we had sales of $39.91 million compared to $40.38 million for the 2010 period, a decrease of approximately 1%.   Since the end of 2009, Xing An Mines commenced mine maintenance and retrofit projects resulting in decreased production. The projects will take about 27 months to complete and the mines partially resumed production in November of 2010.  These mine improvements will improve efficiencies, lower costs and greatly enhance our growth and profitability once completed. The average selling price per ton for the nine months ended September 30, 2011 was $50.71 as compared to $47.3 for the 2010 period, an increase of 7%.  Our total sales volume was 787,054 tons for the nine months ended September 30, 2011, compared to 853,405 tons for the 2010 period, a decrease of approximately 8%, resulting from Xing An Mines resuming partial production since November 2010 and temporarily shut down its production since May 2011 due to its seasonal production cycle, until it resumes production during October 2011, and the decrease in its coal brokerage due to difficulties in logistics, such as limited access to railway cargoes, and higher inventory cost for brokerage coal in Xing An during 2011.

Cost of Goods Sold.  Cost of goods sold for the nine months ended September 30, 2011 was $25.02 million, an increase of $1.14 million or approximately 5%, from $23.88 million for the 2010 period. Our total production for the nine months ended September 30, 2011 was 566,225 tons, compared to 317,884 tons produced for the 2010 period, an increase of 248,341 tons, as a result of Xing An mines’ resumption of production in November 2010. Cost of goods sold as a percentage of sales was 63% for the 2011 period, compared to 59% in the 2010 period. Our average cost per ton was $31.79 in the nine months ended September 30, 2011, compared to $27.99 in the 2010 period.  This increase was primarily attributable to overall inflation in China that caused us increased labor and certain material cost that we used for the mining.

Gross Profit. Gross profit was $14.89 million for the nine months ended September 30, 2011 compared to $16.50 million for the 2010 period, a decrease of $1.60 million. Our gross profit as a percentage of sales was approximately 37% and 41% for the nine months ended September 30, 2011 and 2010, respectively.

Operating Expenses.  Operating expenses totaled $10.46 million for the nine months ended September 30, 2011 compared to $5.19 million for the 2010 period, an increase of $5.26 million or approximately 101%. The increase was attributable to 1) increase in transportation infrastructure construction fee for both Tong Gong and Xing An, which was a new fee levied by the provincial government starting in 2010 and charged at RMB 10 per ton based on sales volume; 2) coal mine security special purpose fee for Tong Gong, a new fee levied by the local authority starting in June of 2010 and charged at RMB 10 per ton based on sales volume; 3) coal price adjusting fund for Tong Gong, a new fee levied by the local authority starting in June of 2010 and charged at RMB 20 per ton based on sales volume; 4) increased land use tax for Xing An required by local tax authority from the second quarter of 2011, which was approximately $1.95 million for the first three quarters; 5) largely increased machine accessories expenses including the expenditures for materials that were used to fix machines and mining assets, which totaled approximately $1.29 million;  6) increased payroll and welfare expenses, and electricity fee as a result of overall price inflation in China; and 7) noncash expense of $250,703 for the fair value of warrants issued to the IR firm and $236,488 stock options expense to directors and officers. We expect that these fees and taxes will continue to affect our operating expenses for the foreseeable future.  The Company anticipates that it will seek to offset some of the increased expenses relating to the new government fees and taxes through increased sales prices and increased sales of its production coal.
.
Net Income. Our net income for the nine months ended September 30, 2011 was $2.81 million compared to net income of $7.81 million for the 2010 period, a decrease of $5.0 million. This was mainly attributed to the significant increase of our operating expenses. Net income as a percentage of sales decreased from 19% for the 2010 period to 7% for the 2011 period.

Comparison of the three months ended September 30, 2011 and 2010

The following table sets forth the results of our operations for the three months ended September 30 in each of the years indicated as a percentage of net sales:

	2011			2010
	$		% of Sales	$		% of Sales
Sales		6,287,276	100%		17,854,483	100%
Cost of Goods Sold		4,152,029	66%		10,066,496	56%
Gross Profit		2,135,247	34%		7,787,987	44%
Operating Expenses		3,173,251	51%		2,469,220	14%
Income from Operations		(1,038,005)	(17)%		5,318,767	30%
Other Expenses, net		(11,831)	-%		(68,719)	-%
Income tax		(194,023)	(3)%		1,399,908	8%
Net Income		(855,813)	(14)%		3,850,140	22%

Coal mining production, brokerage and sales at our three mines, in tons, for the periods indicated:

	Tong Gong Coal Mine
	Salable Production (tons)		Brokerage (tons)		Sales (tons)
	2011	2010	2011	2010	2011	2010

Three months ended September 30	21,341	30,810	50,000	100,000	71,341	130,810

	Xing An Coal Mines (Hong Yuan and Sheng Yu)
	Salable Production (tons)		Brokerage (tons)		Sales (tons)
	2011	2010	2011	2010	2011	2010

Three months ended September 30	-	-	-	223,185	42,133	242,984

Sales. Our revenues are derived from the sales of coal. During the three months ended September 30, 2011, we had sales of $6.29 million compared to $17.85 million for the 2010 period, a decrease of approximately 65%.   Since the end of 2009, Xing An Mines commenced mine maintenance and retrofit projects resulting in decreased production. The projects will take about 27 months to complete and the mines partially resumed production in November of 2010.  These mine improvements will improve efficiencies, lower costs and greatly enhance our growth and profitability once completed. The average selling price per ton for the three months ended September 30, 2011 was $54.08 as compared to $47.84 for the 2010 period, an increase of 13%.  Our total sales volume was 113,474 tons for the three months ended September 30, 2011, compared to 373,794 tons for the 2010 period, a decrease of 260,320 tons, resulting from the decrease of its coal brokerage due to difficulties in logistics, such as limited access to railway cargoes, and higher inventory cost for brokerage coals in Xing An during 2011.

Cost of Goods Sold.  Cost of goods sold for the three months ended September 30, 2011 was $4.15 million, a decrease of $5.91 million or approximately 59%, from $10.07 million for the 2010 period. Our total production for the three months ended September 30, 2011 was 21,341 tons, compared to 30,810 tons produced for the 2010 period, a decrease of 9,469 tons. Cost of goods sold as a percentage of sales was 66% for the 2011 period, compared to 56% in the 2010 period. Our average cost per ton was $35.8 in the three months ended September 30, 2011, compared to $26.97 in the 2010 period.  This increase was primarily due to overall inflation in China.

Gross Profit. Gross profit was $2.14 million for the three months ended September 30, 2011 compared to $7.79 million for the 2010 period, a decrease of $5.65 million.  Our gross profit as a percentage of sales was approximately 34% and 44% for the three months ended September 30, 2011 and 2010, respectively.

Operating Expenses.  Operating expenses totaled $3.17 million for the three months ended September 30, 2011 compared to $2.47 million for the 2010 period, an increase of $0.70 million or approximately 29%. The increase was attributable to 1) increased land use tax of Xing An required by the local tax authority starting from the second quarter of 2011, which was approximately $0.65 million for the third quarter; 2) noncash expense of $110,960 stock options expense to directors and officers; and 3) increased payroll and welfare expenses, and electricity fee as a result of overall price inflation in China.

Net Income (loss). Our net loss for the three months ended September 30, 2011 was $0.86 million compared to net income of $3.85million for the 2010 period, a decrease of $4.71 million. This was mainly attributed to the decrease of our sales and the increase of our operating expense. Net income (loss) as a percentage of sales decreased from 22% for the 2010 period to (14)% for the 2011 period.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Comparison of the nine months ended September 30, 2011 and 2010

As of September 30, 2011, we had cash and cash equivalents of $45.65 million. Our working capital was approximately $50.52 million. The ratio of current assets to current liabilities was 29:1 at September 30, 2011.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2011 and 2010:

	2011	2010
Cash provided by (used in):
Operating Activities	$(5,628,249)	$10,342,754
Investing Activities	$(7,670,814)	$(2,888,390)
Financing Activities	$10,850,500	$708,977

Net cash used in operating activities was $5.63 million for the nine months ended September 30, 2011 as compared to net cash provided by operating activities of $10.34 million in the 2010 period.  The increase in cash outflow resulted primarily from the payment on accounts payable, accrued liabilities, other payables and taxes payable; increase in other receivables outstanding which resulted from a deposit of $4.57 million to the potential acquisition target, and decrease of net income for 2011 period.

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

Net cash used in investing activities was $7.67 million for the nine months ended September 30, 2011 as compared to $2.89 million in the 2010 period. During the nine months ended September 30, 2011, we paid approximately $6.85 million for construction in progress for the Xing An mines retrofit, and $1.05 million for increasing of fixed assets. In the nine months ended September 30, 2010, we paid approximately $1.87 million for completion of an office building of Xing An in Mohe City, and approximately $1.02 million for construction in progress for Xing An mines’ retrofit projects.

Net cash provided by financing activities was $10.85 million in the nine months ended September 30, 2011 as compared to $0.71 million in 2010 period. The increase in cash inflow from financing activities for the 2011 period was primarily due to proceeds from an issuance of common stock of $13.65 million, partially offset by $2.8 million repayment of loan to shareholder, while in the 2010 period, we had $0.71 million of advances from a shareholder.

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

The following tables summarize our contractual obligations as of September 30, 2011, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +

Contractual Obligations:
Operating Leases	$82,800	$21,600	$43,200	$18,000	$-
Mining Rights	897,589	-	-	-	897,589
Total Contractual Obligations:	$980,389	$21,600	$43,200	$18,000	$897,589

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

As of September 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective at the reasonable assurance level.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have not sold any equity securities during the period ended September 30, 2011 that were not previously disclosed in a current report on Form 8-K.

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

U.S. CHINA MINING GROUP, INC. (Registrant)

Date: November 14, 2011	By:	/s/ Hongwen Li
Hongwen Li
Chief Executive Officer

Date: November 14, 2011	By:	/s/ Xinyu Peng
Xinyu Peng
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Section 302 Certification by the Corporation’s Chief Executive Officer. *

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer. *

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer. *

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer. *

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

* Filed herewith.

**Furnished herewith.