Form 10-K
period 2011-12-31
U.S. China Mining Group, Inc.
filed 2012-03-30
CIK 1145761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $32,845,850 computed by reference to $3.40 as of June 30, 2011, which is less than $75 million.

Number of shares of common stock outstanding as of March 30, 2012: 18,852,582

  i

CAUTION REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K for the year ended December 31, 2011   (“Annual Report”) contains forward-looking statements. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements usually contain the words “estimate,” “anticipate,” “believe,” “expect,” or similar expressions, and are subject to numerous known and unknown risks and uncertainties. In evaluating such statements, prospective investors should carefully review various risks and uncertainties identified in this Annual Report, including the matters set forth under the captions “Risk Factors” and in the Company’s other filings with the Securities and Exchange Commission (“SEC”). These risks and uncertainties could cause the Company’s actual results to differ materially from those indicated in the forward-looking statements. The Company undertakes no obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

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

PART I

ITEM 1.                  BUSINESS

Overview

U.S. China Mining Group, Inc. (sometimes referred to in this annual report as the “Company”, “we” or “our”) is engaged in coal production and sales by exploring, assembling, assessing, permitting, developing and mining coal properties in the People’s Republic of China (“PRC” or “China”). After obtaining permits from the Heilongjiang Province National Land and Resources Administration Bureau and the Heilongjiang Coal Production Safety Bureau, we extract coal, and then sell most of the coal on a metric ton (“ton”) basis for cash on delivery. Through the end of March 2008, our business consisted of the operations of our Tong Gong coal mine through our subsidiary, Heilongjiang Tong Gong Mining Co., Ltd. (“Tong Gong”), in northern PRC. The mine is located approximately 175 kilometers southwest of the city of Heihe in the Heilongjiang Province.

On December 31, 2007, we entered into an agreement to acquire two mining companies in the PRC, Heilongjiang Xing An Group Hong Yuan Coal Mining Co., Ltd. (“Hong Yuan”) and Heilongjiang Xing An Group Sheng Yu Mining Co., Ltd. (“Sheng Yu”, and with Hong Yuan collectively referred to as “Xing An” or the “Xing An Companies”). The Xing An Companies operate two coal mines, the Hong Yuan and Sheng Yu mines, located in the city of Mohe in Heilongjiang Province. We completed our acquisition of the Xing An Companies on April 4, 2008, after which our business now consists of the operations of the Tong Gong coal mine and the two Xing An coal mines.

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

Private Placement

On January 7, 2011, the Company entered into a Securities Purchase Agreement with certain investors, pursuant to which the Company sold and issued to the Investors, in a private placement transaction (the “Private Placement”), an aggregate of 3,750,000 units (the “Units”) at a purchase price of $4.00 per Unit.  Each Unit is comprised of (i) one share of our common stock, par value $0.001 per share, and (ii) a five-year warrant (the “Investor Warrant”) to purchase 0.5 shares of our common stock at a per share exercise price of $6.80 per share.

In connection with the closing of the Private Placement, we received net proceeds of $13,650,500 after payment of $1,349,500 of aggregate cash commissions to the placement agent and other offering expenses and related costs in connection with the Private Placement.  In addition, we issued an aggregate of 170,000 shares of our common stock to consultants as compensation for services rendered in connection with the Private Placement and five-year warrants to the placement agents to purchase an aggregate of 375,000 shares of our common stock, at an exercise price of $6.80 per share (the “Agent Warrants”).

The Investor Warrants can be called by the Company for no consideration at any time after the shares of common stock underlying the Investor Warrants (the “Warrant Shares”) are registered for resale under an effective registration statement if the volume-weighted average trading price of the common stock for any 20 consecutive trading days equals or exceeds $12.00 per share and if the average trading volume during such 20-trading-day period equals or exceeds $1,200,000.  The Agent Warrants may be exercised in cash or pursuant to a cashless exercise; the Investor Warrants may only be exercised by cashless exercise if the Warrant Shares have not been registered for resale in an effective registration statement within twelve (12) months of their issuance. The exercise price of the Investor Warrants and the Agent Warrants is subject to adjustment for stock splits, stock dividends, recapitalizations and the like.

Current Corporate Structure

Prior to 2011, our current organizational structure was as follows (the percentages depict the current equity interests):

* The remaining 10% was placed in trust for the benefit of the Company.

Reorganization of Subsidiaries

We recently reviewed our corporate structure and determined that, in order to assure full compliance with current PRC law and regulation, the non-controlling equity interests in our subsidiaries should in each case be held by the other subsidiaries and not by us or in trust.  Consequently, a 25% equity interest in Tong Gong, which had previously been structured as an assignment to us, has instead been assigned to, and is now held by, the Xing An Companies in 2011 and a 10% equity interest in the Xing An Companies, which was originally placed in a trust for our benefit, will instead be assigned to Tong Gong.  This transfer to Tong Gong received the local Commerce Department’s approval in 2011, although we have not yet received the approval for a change of the business license with the local State Administration Industrial and Commerce (the “SAIC”).  Once the reorganization of our subsidiaries is complete, our structure will be as follows:

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

For mining rights granted prior to September 1, 2006, we are generally required to make full payment within five years unless specific good cause exists for extension. Effective September 1, 2006, under the authority of the Heilongjiang Geology and Mineral Exploration Office, the due date is ten years from the grant date for mining rights granted on or after September 1, 2006. The price is determined on a per ton basis, and is subject to change based on the prevailing market price as determined by the Heilongjiang Department of Land and Resources. As of December 31, 2011, we have paid for 5,383,495 tons out of the 6,149,700 tons to which we have mining rights.

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

At the Company’s request, JTB also prepared a report (dated March 27, 2012), which provided information and estimates as of December 31, 2011. Tong Gong coal mine’s proven and probable product (salable) reserves as reported by JTB presented here comply with SEC Industry Guide 7.  They are based upon and do not reflect reserves as described in the PRC appraisal on which our mining rights are based and which establishes the amount of coal we are entitled to extract pursuant to those rights. At December 31, 2011, the estimated product reserves for Tong Gong under Industry Guide 7 was approximately 0.37 million tons, of which all was proven product reserves.

In deriving its estimated reserve amounts, JTB in its report as of December 31, 2011 used assumed recoveries for mining and processing/screening utilized in its estimates for Tong Gong coal mine as follows: mining recovery - 55% area recovery; vertical recovery - 100% of coal column; coal processing recovery - 100% of coal in the run-of-mine output; and parting / OSD removal - 80% removal of the parting / OSD material in the run-of-mine output. These factors are different from those used in the PRC by firms providing appraisals for reserves on which mining rights, including ours, are based.

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

Our expected mining recovery is about 65-70% of the in-place resources, and our process / screening recoveries is about 95-97% of the run-of-mine output. Thus, we may extract coal based on 19,781,800 tons of in-place resources from Xing An coal mines, provided the coal underlying the mining rights is paid for by a certain period of time. As of December 31, 2011, we paid for all mining rights at the Xing An coal mines based on PRC reserve guidelines.

As with Tong Gong coal mine, we also commissioned JTB to assess both Xing An coal mines in accordance with SEC Industry Guide 7. Based on the JTB report dated April 15, 2008, as of June 30, 2007, Hong Yuan coal mine had proven product (salable) reserves of 2.53 million tons and probable product (salable) reserves of 2.81 million tons, and Sheng Yu had proven product (salable) reserves of 0.81 million tons and probable product (salable) reserves of 2.73 million tons. The Xing An coal mines’ proven and probable product (salable) reserves as reported by JTB presented here comply with SEC Industry Guide 7.  They are based upon and do not reflect reserves as described in the PRC appraisal on which our mining rights are based and which establishes the amount of coal we are entitled to extract pursuant to those rights. The updated JTB report (dated March 27, 2012) provides updated information and estimates. At December 31, 2011, the estimated product reserves for Hong Yuan and Sheng Yu under Industry Guide 7 was approximately 7.95 million tons, of which 5.16 million tons was probable product reserves and 2.79 million tons was proven product reserves.

The JTB report as of December 31, 2011 employed assumed recoveries for mining and processing/screening in developing estimates for Hong Yuan coal mine as follows: mining recovery - 60% area recovery; vertical recovery - 100% of first 2.5 meters of coal column, 65% recovery of coal column greater than 2.5 meters thickness; coal processing recovery - 90% of coal in the run-of-mine output for seams 4, 5 and 6, 80% of coal in the run-of-mine output for No. 3 seam; and parting / OSD removal - 97% removal of the parting / OSD material in the run-of-mine output.

The JTB report as of December 31, 2011 employed assumed recoveries for mining and processing/screening in developing estimates for Sheng Yu coal mine as follows: mining recovery - 60% area recovery; vertical recovery - 100% of coal column; coal processing recovery - 90% of coal in the run-of-mine output for seams 4, 5 and 6, 80% of coal in the run-of-mine output for No. 3 seam; and parting / OSD removal - 97% removal of the parting / OSD material in the run-of-mine output.

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

According to our resource mining permit for Tong Gong, the coal mine’s design capacity is estimated at 180,000 tons per annum based on mine operating conditions. Additionally, the resource mining permit estimates the mine’s resources at 6.14 million tons according to PRC standard for resource estimate that includes the coal resources in the specified mining area, which differs from the formulation based on current drilled hole under SEC Industry Guide 7. Our resource mining permits for Hong Yuan and Sheng Yu estimates those mines’ annual capacity at 600,000 tons and 150,000 tons, respectively, and an in-place estimate of their reserves at 10,775,000 tons and 9,006,000 tons, respectively.

In January 2008, our application to increase Tong Gong’s annual production amount was approved, and our coal production right permit presently authorizes us to mine 180,000 tons of coal per year, up from 150,000 tons, in a 1.1193 square kilometer area, which comprises the entire area of Tong Gong coal mine. The effective period of our coal production right permit for Tong Gong is from March 25, 2007 through June 30, 2016. Subject to certain geographic limitations, we are authorized to extract an aggregate of 750,000 tons of coal per year from the Hong Yuan and Sheng Yu mines, according to an extended coal production right permit covering both mines, which is effective from April 2010 to April 2020. The coal production right permits can be extended as necessary; however, any material change in or revocation of these permits by the Heilongjiang Province Coal Production Safety Bureau could materially and adversely affect our operations and financial condition.

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

Tong Gong’s annual production volumes from 2005 to 2011, and the weighted average selling price per ton for each year, are as follows:

Year	Annual Production (Tons )	Weighted Average Price Per Ton (RMB)
2005	129,448	RMB 176

2006	176,844*	RMB 174

2007	351,946*	RMB 198

2008	372,229*	RMB 231

2009	350,000*	RMB 332

2010	200,506*	RMB 360

2011	142,314	RMB 378

* while our production volumes in 2006, 2007, 2008, 2009, 2010 exceeded the amount specified on our coal production permits, such practice is common in Heilongjiang Province, and was accepted by the relevant authorities because the mining rights for the extracted coal and taxes from sales of such coal were paid.

Mining Xing An Coal Mines

The coal extracted in Xing An mines are thermal coal that are sold to industrial customers likes power plants and metallurgical mills for thermal usage. Current mining operations at Xing An coal mines take advantage of the region’s weather conditions. For approximately 100 days from October to April, the frigid weather causes permafrost at these mines, enabling coal to be extracted by dynamite mining. Additionally, the permafrost eliminates the need for any shaft support. Thus, mining operations are ongoing during the entire 100-day period, with three shifts of eight hours each per day. To extract coal, controlled explosive charges are placed into holes that are drilled into a coal seam. After the explosives separate coal from the seam, a backhoe loader scoops the coal up from the ground and into a waiting haul truck with 8-ton capacity. Once the truck is loaded, it is driven to the surface where the coal is emptied on to a sorting machine. The sorting machine sorts the coal into three sizes and separates out rock through centrifugal action.

The annual production volumes from 2005 to 2011, and the weighted average selling price per ton, are as follows:

Year	Annual Production (Tons )	Weighted Average Price Per Ton (RMB)
2005	299,760	RMB 200

2006	694,502	RMB 196

2007	712,690	RMB 228

2008	743,280	RMB 238

2009	569,718	RMB 337

2010	512,350	RMB 299

2011	649,028	RMB 295

Brokered Coal

In addition to mining coal, we also broker coal from small independent mines operating in the areas surrounding the mines that we operate. Because operators of these small mines often lack the means to transport coal from the mines, they have no market for their coal other than selling it to us at competitive prices. The brokered coal enables our subsidiaries to fulfill their respective sales obligations. Tong Gong brokered approximately 260,000 tons and 280,000 tons of coal respectively in 2011 and 2010 at an approximately 14% mark-down of the costs of the coal that it mines. Xing An, on the other hand, brokered approximately 512,800 tons of coal at approximately the same costs as the coal that the company mines in 2010, but temporarily stopped brokering coal in 2011, due to tightened capacity of local railway transportation, which resulted in higher logistic and inventory costs for brokering coal during the period.  The Xing An mines expect to resume coal brokerage whenever there is sufficient access to railway transportation and coal outsourcing at acceptable pricing levels.

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

Tong Gong’s Coal

As reported in the JTB report dated March 27, 2012, the coal from Tong Gong coal mine has the following characteristics:

	Recoverable Reserves (million tons ) (1)	Amount Assigned to Existing Facilities (2)	Type of Coal	Btu per Pound	Sulfur Content (%)	Ash Content (%)	Moisture (%)
Proven (Measured) (3)	0.37	0.37	Steam coal	10,080	0.5	14	6
Probable (Indicated) (3)	--	--	Steam coal	10.080	0.5	14	6
Total	0.37	0.37

(1)	Amount is as of December 31, 2011, based on the JTB report dated March 27, 2012.

(2)	Existing infrastructure and equipment allows these reserves to be mined at current production levels.

(3)	A drill hole spacing of 500 meters is used for proven reserves, and a drill hole spacing of 1,000 meters is used for probable reserves.

Xing An’s Coal

Based on the JTB report dated March 27, 2012, the coal from Hong Yuan coal mine has the following characteristics:

	Recoverable Reserves (million tons ) (1)	Amount Assigned to Existing Facilities (2)	Type of Coal	Btu per Pound	Sulfur Content (%)	Ash Content (%)	Moisture (%)
Proven (Measured) (3)	2.11	2.11	Steam coal	6,660-9,000	0.5-0.7	19-35	10
Probable (Indicated) (3)	2.46	2.46	Steam coal	6,660-9,000	0.5-0.7	19-35	10
Total	4.57	4.57

Based on the JTB report dated March 27, 2012, the coal from Sheng Yu coal mine has the following characteristics:

	Recoverable Reserves (million tons ) (1)	Amount Assigned to Existing Facilities (2)	Type of Coal	Btu per Pound	Sulfur Content (%)	Ash Content (%)	Moisture (%)
Proven (Measured) (3)	0.68	0.68	Steam coal	6,660-9,000	0.5-0.7	19-35	10
Probable (Indicated) (3)	2.70	2.70	Steam coal	6,660-9,000	0.5-0.7	19-35	10
Total	3.38	3.38

(1)	Amount is as of December 31, 2011, based on the JTB report dated March 27, 2012.

(2)	Existing infrastructure and equipment allow these reserves to be mined at current production levels.

(3)	A drill hole spacing of 500 meters is used for proven reserves, and a drill hole spacing of 1,000 meters is used for probable reserves.

Our Customers

Because of their differing properties, Tong Gong’s coal and Xing An’s coal are sold to different types of end-users. Tong Gong’s coal is primarily sold to industrial customers and logistics companies, who further sell the coal to industrial users, like cement plants and wholesalers and individuals for home heating. Xing An’s coal, on the other hand, is primarily sold to industrial customers, like power plants, metallurgical mills and fuel trading companies.

For the year ended December 31, 2011, two customers collectively accounted for approximately 99% of our consolidated revenue:

•	Heilongjiang QiQiHaEr Huadian Power Plants Co., Ltd., accounted for 81% of our total sales in 2011;

•	Heilongjiang Nengjiang Hongyu Logistics Company, accounted for 18% of our total sales in 2011;

Heilongjiang QiQiHaEr Huadian Power Plants Co., Ltd., is a group company having multiple power plants as end-users of our coal.  Heilongjiang Nengjiang Hongyu Logistics Company is a trading and logistic company who further sells the coal to industrial plants, like cement plants and metallurgical mills, and wholesalers and individual users.

We sell our coal on a per ton basis directly to our customers. Coal is generally sold to major customers by purchase order signed prior to the beginning of each mining season. These purchase orders generally specify the quantities and timing of purchases planned over a time period generally no longer than one year. The balance of the sales comes from purchase orders issued by the same customers that have additional requirements for coal during the year, or from smaller customers. Net coal sales represent the invoiced value of coal sold and are net of sales taxes, transportation costs and various miscellaneous fees relating to sales if the invoiced value includes transportation costs to the customers. While the price of coal did not change significantly between 2005 and 2006, there was a significant increase in 2007 through 2011 driven by market demands. Under such conditions, most customers in 2011 paid in advance of delivery, and we require the remaining customers to pay against delivery of coal. As a result, we carried approximately $2,308,888 in accounts receivable at December 31, 2011. Our sales personnel conduct routine customer visits and customer satisfaction surveys. We have established long-term business relationships with our major customers, and our management believes that these relationships are stable.  Once our coal is extracted, it is typically picked up immediately by, or loaded immediately for delivery to, customers so we do not currently maintain an inventory of extracted coal. Coal extracted from Tong Gong coal mine is trucked approximately 500 meters to the nearest rail siding and sold f.o.b. railcar. Coal extracted from Xing An coal mines is trucked approximately 60 kilometers to a stockyard adjacent to the nearest rail siding and sold f.o.b. railcar.

Product Pricing

Coal prices are generally determined by market price or are based on contractual terms. However, the price for certain thermal coal used for power generation is determined among coal suppliers and power plant buyers in accordance with the pricing guidance published by the PRC Government.

We set pricing by taking into account: (i) prices in the relevant local coal markets (inclusive of transportation costs); (ii) grade and quality of the coal; and (iii) relationships with customers. Most of the transportation costs are borne by the customers. The average price for raw coal from Tong Gong in 2011 was RMB 378 per ton, which is RMB 18 higher than the average price of RMB 360 in 2010. The average price for raw coal from Xing An in 2011 was 295 per ton in 2011, which was RMB 4 less than the average price of RMB 299 per ton in 2010. In 2011, Xing An sold coal only to one power plant customer. Such high customer centralization limited our bargain power in pricing when we signed a yearly contract in the beginning of the year.

Product Delivery

All of our major customers are located in Northeastern China, primarily in the provinces of Heilongjiang and Jilin. Coal is transported to these customers principally by railways. We delivered about 1,323,845 tons of our raw coal to our customers by railways in 2009, about 1,460,152 tons in 2010 and about 1,068,904 tons in 2011.

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

Research and Development

We had no research and development expenses in 2011 and in 2010. We currently have no plans for any research and development activities and do not anticipate any material research and development costs.

Intellectual Properties and Licenses

We have no material patents, licenses or other intellectual property.

Competition

In the area where we operate Tong Gong coal mine, there are two other coal mines which directly compete with us:  No. 151 coal mine and Fu Hong coal mine. No. 151 coal mine has an annual production capacity of 400,000 tons and Fu Hong coal mine has an annual production capacity of 200,000 tons. However, because demand for coal currently outpaces supply, we do not face any meaningful competition for the sale of our coal from Tong Gong. In the area where we operate Xing An coal mines, competition is comprised of small mining operations that often lack transportation capabilities to deliver their coal to the nearest train depot.

Growth Strategy

We intend to grow our business by acquisition and by increased production in our existing mines.  Our goal over the next several years is to reach a level of mining and selling substantially more tonnage at higher prices.  In December 2009, we began a program to upgrade one of the Xing An mines to increase efficiency, safety and boost production at the site. This mine will be transitioning from room-and-pillar mining to long-wall mining process, which will enable year round production. We expect to complete this transition by 2013. In November 2010, we started to launch a coal sorting business that consists of sourcing raw coal and gangue from our mines and the other producers in neighbor areas and then cleaning and sorting the raw coal and gangue on site to yield a better market price. We also will achieve our growth by acquiring properties holding reserves of coal with high heat content.  We seek to identify targets in which the heat content of the coal is higher than the heat content of coal from our present mines and we can therefore sell this coal at higher prices per ton than we presently obtain, although we will also consider acquisitions of thermal coal mines (with relatively lower heat content) in circumstances in which the price is appropriate to the available return on investment.

We anticipate that some of these acquisitions will be of existing mines and some will be of undeveloped properties.  In all cases, they will be properties with established reserves.  Our 5-year goal is to have 200 million tons of reserves and to be mining approximately 5 million tons per year. This goal is based on management’s current evaluation of company’s operations and business environment and may be subject to further changes in the future.

We will finance these acquisitions, as well as the improvements necessary to existing mines and the development of mines on undeveloped properties, by using internally generated cash, as well as cash raised by issuing equity securities.  We do not anticipate using debt financing.

We anticipate that these acquisitions will be in China and in the United States.  The United States is a coal-rich country and a net exporter of coal, especially higher heat coal, in the world. We expect to export coal mined in the United States to China and to sell it to our customers there.  Because we expect to increase the amount of coal that has higher heat content, we also expect that our customer base will reflect an increase in the number of steel manufacturers and others for whom high heat content coal is essential.

On May 19, 2010, the Company entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") to acquire the Erdos City Dongsheng District Liujiaqu Coal Mine ("Liujiaqu Coal Mine") located in the Inner Mongolia region of the PRC as further disclosed in our Current Report on Form 8-K, filed on May 22, 2010. The transaction of the acquisition of Liujiaqu Coal Mine has not been completed as of the filing of this annual report. The parties are reviewing the potential impact on the transaction of the new municipal policy and requirements of Erdos City and have not scheduled a date for completion of the transaction.

On January 20, 2011, the Company signed an advance agreement with an individual owner of a coal mine located in Guizhou China. Pursuant to the agreement, the Company has advanced a refundable RMB 30 million (approximately $4,525,000, the maximum amount provided under the agreement) to an escrow account to be used for improvements to this mine. In addition, the Company intends to undertake the acquisition of the mine from the individual owner if the owner can complete the necessary restructuring of the mine as appropriate for acquisition and the new mining company after the restructuring has received all government required permits for normal production. If the potential acquisition goes forward, the escrow amount will be treated as partial consideration. If not, the amount will be reimbursed to the Company. During 2011, the owner completed the mine improvement construction and organization restructuring as appropriate for potential acquisition. The renovated mine has been in official test runs since July 2011 and is currently in the process of applying for all necessary mining and operating permits. The Company expects to undertake the acquisition of the mine soon after all the necessary permits are in place during 2012.

During 2011, the Company started to execute its plan to export coal and other mineral products from the USA to China.  The Company made a total of $2.9 million refundable advances as of December 31, 2011 through coal brokers as deposits for buying coal and other mineral products in the U.S. The advance will be applied to the purchase price or refunded if no purchase is made. We are currently coordinating with China’s end users for coal trading and expect to make the first delivery in the near future.

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

Fees and Taxes

There are various taxes and fees that are imposed upon coal producers in Heilongjiang Province, as well as statutory reserves which coal producers are required to set aside. Such taxes, fees and statutory reserves as applicable to Tong Gong at December 31, 2011 are as follows:

Item	Base	Rate
Corporate income tax	Taxable income	25.0%
VAT	Revenue from domestic sales	17.0%
City construction tax	Amount of VAT and business tax	5%*
Education surcharge	Amount of VAT and business tax	3%*
Anti-flood fee	Proceeds from the sale of coal	0.1%
Resource tax	Volume of raw coal produced	RMB 2.3 per ton
Compensation for the depletion of coal resources	Volume of raw coal produced	RMB 3.0 per ton
Transportation Infrastructure Construction fees	Sales volume	RMB 10 per ton
Security special purpose fee	Sales volume	RMB 10 per ton
Coal price adjusting fund	Sales volume	RMB 20 per ton
Mine maintenance fund	Volume of raw coal produced	RMB 8.7 per ton

* A previous tax exemption by national tax authority expired in December 2010.

Taxes, fees and statutory reserves as applicable to Xing An at December 31, 2011 are as follows:

Item	Base	Rate
Corporate income tax	Taxable income	25.0%
VAT	Revenue from domestic sales	17.0%
City construction tax	Amount of VAT and business tax	5.0%
Education surcharge	Amount of VAT and business tax	3.0%
Anti-flood fee	Proceeds from the sale of coal	0.1%
Resource tax	Aggregate volume of raw coal or coal products sold	RMB 2.3 per ton
Compensation for the depletion of coal resources	Proceeds from the sale of coal	1%
Mine maintenance fund	Volume of raw coal produced	RMB 8.7 per ton
Safety fund	Volume of raw coal produced	RMB 3.0 per ton
Transportation Infrastructure Construction fees	Sales volume	RMB 10 per ton
Environment fund, voluntary fund (Asset retirement obligation)	Volume of raw coal produced	RMB 1.0 per ton

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

Employees

As of December 31, 2011, we had approximately 93 full-time employees, including management, as follows: 15 with our operations at Tong Gong and 70 with our operations at Xing An.  We had 3 full-time employees, including our Chief Executive Officer, at our administrative offices in California and 5 full-time employees located at our administrative offices in Harbin, PRC.  None of these employees are represented by any collective bargaining agreements. We have not experienced a work stoppage. Management believes that our relations with our employees are good.

In addition, during each mining season, we have up to 240 miners working at Tong Gong coal mine and up to 853 miners working at Xing An coal mines, none of whom are employees.  Our subsidiaries contract with various general contractors who provide the miners and who are fully responsible for the miners’ wages, including all state-mandated insurance.

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

As all of our revenue is derived from sales of coal in the PRC, our business and operating results are substantially dependent on the domestic Chinese demand for coal. The Chinese coal market is cyclical and exhibits fluctuation in supply and demand from year to year. It is subject to numerous factors beyond our control, including, but not limited to, the economic conditions in the PRC and fluctuations in industries with high demand for coal, such as the power and steel industries. Fluctuations in supply and demand for coal affect coal prices, which in turn affects our operating and financial performance. We have experienced substantial price fluctuations in the past and believe such fluctuations will continue. The average selling price of coal products per ton from Tong Gong Coal Mine was RMB 170 per ton in 2005, RMB 174 per ton in 2006, RMB 192 per ton in 2007, RMB 231 per ton in 2008, RMB 332 per ton in 2009, RMB 360 per ton in 2010 and RMB 378 per ton in 2011. The average selling price of coal products per ton from Hong Yuan and Sheng Yu coal mines was RMB 200 per ton in 2005, RMB 200 per ton in 2006, RMB 225 per ton in 2007, RMB 238 per ton in 2008, RMB 337 per ton in 2009, RMB 299 per ton in 2010 and RMB 295 per ton in 2011. The demand for coal is primarily affected by the overall economic development and the demand for coal from the electricity generation, steel and construction industries. The supply of coal, on the other hand, is primarily affected by the geographical location of the coal supplies, the volume of coal produced by the domestic and international coal suppliers, and the quality and price of competing sources of coal. Alternative fuels, such as natural gas, oil and nuclear power, and alternative energy sources, such as hydroelectric power also have influences on the market demand for coal. Excess supply of coal or significant reduction in the demand for our coal by domestic electricity generation or steel industries may have an adverse effect on coal prices, which would in turn cause a decline in our profitability. In addition, any significant decline in domestic coal prices could materially and adversely affect our business and results of operations.

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

All of our 2011 net sales were derived from sales of coal transported by the Chinese national railway system. As the railway system has limited transportation capacity and cannot fully satisfy coal transportation requirements, discrepancies between capacity and demand for transportation exist in certain areas of the PRC. We generally utilize the national rail system to transport coal to our customers. No assurance can be given we will continue to be allocated adequate railway transport capacity or acquire adequate rail cars, or that we will not experience any material delay in transporting our coal as a result of insufficient railway transport capacity or rail cars.

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

Until 1994, the Renminbi experienced a gradual but significant devaluation against most major currencies, including U.S. dollars, and there was a significant devaluation of the Renminbi on January 1, 1994 in connection with the replacement of the dual exchange rate system with a unified managed floating rate foreign exchange system. Since 1995, the value of the Renminbi relative to the U.S. Dollar has appreciated approximately 25%. Countries, including the U.S., have argued that the Renminbi is artificially undervalued due to China’s current monetary policies and have pressured China to allow the Renminbi to float freely in world markets.

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

We have recently reviewed our corporate structure and have determined that in order to assure full compliance with current PRC law and regulation the non-controlling equity interests in our subsidiaries should in each case be held by the other subsidiaries and not by us or in trust.  We had our corporate reorganization plan approved by local Commerce Department and began the process of changing the registration of the subsidiaries in China in 2011. While we do not anticipate that the Company will be subject to penalty in the form of fines or rescission of these transactions, there can be no assurance in this respect.

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

Most of our directors and officers are nationals and/or residents of countries other than the U.S., and all or a substantial portion of such persons’ assets are located outside the U.S. As a result, it may be difficult for investors to effect service of process on our directors or officers, or enforce within the United States or Canada any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them.

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

ITEM 1B.               UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                  DESCRIPTION OF PROPERTY

PROPERTIES

Our Offices

Our principal executive office in the U.S. is in City of Industry, California, which headquarters some of our officers and administrative staff and oversees our operations in the PRC. Our lease agreement for this office was originally from September 1, 2008 to August 31, 2011, for annual rent of $57,516, however, we renewed the lease for an additional year at a reduced annual rent of $56,000.  We continue to have the option to renew this lease beyond the current term.

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

ITEM 3.                  LEGAL PROCEEDINGS

As of December 31, 2011, we know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.                  MINE SAFETY DISCLOSURES

Not applicable.

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

Common Stock

Quarter Ended	High Bid	Low Bid
December 31, 2011	$1.80	$0.80
September 30, 2011	$3.45	$1.20
June 30, 2011	$4.50	$2.50
March 31, 2011	$6.75	$3.00

December 31, 2010	$7.79	$3.50
September 30, 2010	$5.25	$3.41
June 30, 2010	$10.71	$4.15
March 31, 2010	$11.25	$7.30

As of March 23, 2012, we had approximately 18,852,582 shares of common stock issued and outstanding and 400,000 shares of preferred stock issued and outstanding.

Holders

As of March 23, 2012, we had approximately 966 record holders of our common stock (not including beneficial owners who hold shares at broker/dealers in “street name”) and one record holder of our preferred stock.

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

Sales of Unregistered Securities

Sales of securities within the past three years which were not registered under the Securities Act of 1933, as amended (the “Securities Act”) were previously disclosed in our report on Form 8-K filed on January 12, 2011 and amended on January 13,2011.

ITEM 6.                  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended December 31, 2010 and 2011 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors”, “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and elsewhere in this 10K. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this Form 10-K. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our management's discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which were prepared in accordance with U.S. defined GAAP. While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Basis of Presentations

Our financial statements are prepared in accordance with “U.S. GAAP” and the requirements of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”).

Method of Accounting

We maintain our general ledger and journals with the accrual method of accounting for financial reporting purposes. The financial statements and notes are representations of management. Accounting policies adopted by us conform to U.S. GAAP and have been consistently applied in the presentation of financial statements, which are compiled on the accrual basis of accounting.

Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of SGZH and its subsidiaries, Tong Gong, and Xing An. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

In preparing financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting year. Significant estimates, required by management, include the recoverability of long-lived assets, allowance for doubtful accounts, mining reserves, and the reserve for obsolete and slow-moving inventories. Actual results could differ from those estimates.

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

Property, Plant, and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation. Costs of mine development, expansion of the capacity of or extending the life of our mine are capitalized and principally amortized using the units-of-production method over the actual tons of coal produced directly benefiting from the capital expenditure. Mobile mining equipment and other fixed assets are stated at cost and depreciated on a straight-line basis over the estimated useful lives ranging from 10 to 15 years. Leasehold improvements are amortized over their estimated useful lives or the term of the lease, whichever is shorter. Major repairs and betterments that significantly extend original useful lives or improve productivity are capitalized and depreciated over the period benefited. Maintenance and repairs are generally expensed as incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations.

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

Recent Accounting Pronouncements

In September 2011, the FASB issued ASU 2011-08, "Testing Goodwill for Impairment." ASU 2011-08 will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. ASU 2011-08 will be effective for annual and interim goodwill impairment tests performed for annual reporting period beginning after December 15, 2011, with early adoption permitted. The Company is currently evaluating this guidance, but does not expect the adoption will have a material impact on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, "Comprehensive Income: Presentation of Comprehensive Income." ASU 2011-05 will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. ASU 2011-05 does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. ASU 2011-05 will be effective for the first interim and annual periods beginning after December 15, 2011. Further, in December 2011, the FASB issued ASU 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05." The Company believes the adoption of this guidance concerns disclosure only and will not have a material impact on its consolidated financial statements.

In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-04, "Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." ASU 2011-04 changes the wording used to describe the requirements in generally accepted accounting principles in the United States ("U.S. GAAP") for measuring fair value and for disclosing information about fair value measurements in order to improve consistency in the application and description of fair value between U.S. GAAP and International Financial Reporting Standards ("IFRS"). ASU 2011-04 clarifies how the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets and are not relevant when measuring the fair value of financial assets or of liabilities. In addition, ASU 2011-04 expanded the disclosures for the unobservable inputs for Level 3 fair value measurements, requiring quantitative information to be disclosed related to (1) the valuation processes used, (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, and (3) use of a nonfinancial asset in a way that differs from the asset's highest and best use. ASU 2011-04 will be effective for the first interim and annual reporting period beginning after December 15, 2011 and early adoption is prohibited. The Company is currently evaluating the future impact of this new accounting update on its consolidated financial statements.

RESULTS OF OPERATIONS

Comparison of the years ended December 31, 2011 and 2010

The following table sets forth the results of our operations for the year ended December 31 in each of the years indicated and as a percentage of net sales:

	2011		2010
	$	% of Sales	$	% of Sales
Sales	53,982,243	100%	69,030,412	100%
Cost of Goods Sold	35,094,794	65%	40,453,630	59%
Gross Profit	18,887,449	35%	28,576,782	41%
Operating Expenses	12,838,046	24%	9,383,516	14%
Income from Operations	6,049,403	11%	19,193,266	28%
Other Income (Expenses), net	11,229,347	21%	(277,338)	(0.4)%
Income tax	2,034,448	4%	5,516,722	8%

Net Income	15,244,302	28%	13,399,206	19%

Coal mining production, brokerage and sales at our three mines, in tons, for the periods indicated:
Tong Gong Coal Mine
	Salable Production (tons)		Brokerage (tons)		Sales (tons)
	2011	2010	2011	2010	2011	2010

Year ended December 31	142,314	200,506	260,000	280,000	402,314	480,506

	Xing An Coal Mines (Hong Yuan and Sheng Yu)
	Salable Production (tons)		Brokerage (tons)		Sales (tons)
	2011	2010	2011	2010	2011	2010

Year ended December 31	649,028	512,350	-	512,824	666,590	979,646

Sales. Our revenues are derived from the sales of coal. During the year ended December 31, 2011, we had sales of $54.0 million compared to $69.0 million for the 2010 period, a decrease of approximately 22%.   In 2011, the total sale volume primarily decreased since the brokerage volume decreased compared to 2010 period. The average selling price per ton for the year ended December 31, 2011 was $50.50 as compared to $47.3 for the 2010 period.  Our total sales volume was 1,068,904 tons for the year ended December 31, 2011, compared to 1,460,152 tons for the 2010 period, a decrease of approximately 26.8%, resulting primarily from decreased coal brokerage of due to difficulties in logistics, such as limited access to railway cargoes, and higher inventory cost for brokerage coal in Xing An during 2011.

Cost of Goods Sold.  Cost of goods sold for the year ended December 31, 2011 was $35.1 million, a decrease of $5.4 million or approximately 13%, from $40.5 million for the 2010 period. Our total production for the year ended December 31, 2011 was 791,342 tons, compared to 712,856 tons produced for the 2010 period, an increase of 78,486 tons, as a result of Xing An mines’ resumption of production. Cost of goods sold as a percentage of sales was 65% for the 2011 period, compared to 59% in the 2010 period. Our average cost per ton was $32.83 in the year ended December 31, 2011, compared to $27.71 in the 2010 period.  This increase was primarily attributable to higher infrastructure, safety and environment standard requirements and overall inflation in China that caused us increased labor and certain material cost that we used for the mining and processing.

Gross Profit. Gross profit was $18.9 million for the year ended December 31, 2011 compared to $28.6 million for the 2010 period, a decrease of $9.7 million. Our gross profit as a percentage of sales was approximately 35% and 41% for the year ended December 31, 2011 and 2010, respectively.

Operating Expenses.  Operating expenses totaled $12.8 million for the year ended December 31, 2011 compared to $9.4 million for the 2010 period, an increase of $3.5 million or approximately 37%. The increase was attributable to 1) increase in transportation infrastructure construction fee for both Tong Gong and Xing An, which was a new fee levied by the provincial government starting in June 2010 and charged at RMB 10 per ton based on sales volume; 2) coal mine security special purpose fee for Tong Gong, a new fee levied by the local authority starting in June of 2010 and charged at RMB 10 per ton based on sales volume; 3) coal price adjusting fund for Tong Gong, a new fee levied by the local authority starting in June of 2010 and charged at RMB 10 per ton in 2011 based on sales volume; 4) increased land use tax for Xing An required by local tax authority from the second quarter of 2011, which was approximately $2.6 million for the year; 5) largely increased machine accessories expenses including the expenditures for materials that were used to fix machines and mining assets, which totaled approximately $1.29 million;  6) increased payroll and welfare expenses, and electricity fee as a result of overall price inflation in China; and 7) noncash expense of $259,110 for the fair value of warrants issued to the IR firm and $266,590 stock options expense to directors and officers. We expect that these fees and taxes will continue to affect our operating expenses for the foreseeable future.  The Company anticipates that it will seek to offset some of the increased expenses relating to the new government fees and taxes through increased sales prices and increased sales of its production coal.

Other Incomes (Expenses). Other incomes totaled $11.2 million for the year ended December 2011 compared to approximately $ 0.30 million other expenses for the 2010 period. The $11.5 million increase was mainly attributed to the non-cash non-operating income of $11,308,181, resulted from the changes of the fair value of the derivative warrants that we issued to approximate 300 investors and agents through the Private Placement  in January 2011 (Refer to Note 18 for relevant disclosure for the Private Placement and the warrants).

Net Income. Our net income for the year ended December 31, 2011 was $15.2 million compared to net income of $13.4 million for the 2010 period, an increase of $1.8 million. This was mainly attributed to the noncash income of $11,308,181, resulted from the changes of the fair value of warrants that we issued through the Private Placement financing in January 2011. Net income as a percentage of sales increased from 19% for the 2010 period to 28% for the 2011 period.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Comparison of the years ended December 31, 2011 and 2010

As of December 31, 2011, we had cash and cash equivalents of $44.54 million. Our working capital was approximately $50.56 million. The ratio of current assets to current liabilities was 7.4:1 at December 31, 2011.

The following is a summary of cash provided by or used in each of the indicated types of activities during the year ended December 31, 2011 and 2010:

	2011	2010
Cash provided by (used in):
Operating Activities	$(7,049,968)	$20,689,513
Investing Activities	$(10,715,956)	$(7,905,471)
Financing Activities	$13,734,890	$908,019

Net cash used in operating activities was $7.05 million for the year ended December 31, 2011 as compared to net cash provided by operating activities of $20.69 million in the 2010 period.  The decrease in cash outflow resulted primarily from the payment on accounts payable, accrued liabilities, other payables and taxes payable; increase in other receivables outstanding which resulted from deposits of $4.57 million to the potential acquisition target and $2.94 million for advances to certain brokers in the U.S. in connection with the Company’s initiation of its coal brokering and export program.

On January 20, 2011, we signed an advance agreement with an individual owner of a coal mine located in Guizhou China.  Pursuant to the agreement, we advanced a refundable RMB 30 million (approximately $4,575,000, the maximum amount provided under the agreement) to an escrow account to be used for improvements to this mine.  In addition, we intend to undertake the acquisition of the mine from the individual owner if the owner can complete the necessary restructuring of the mine as appropriate for acquisition and the new mining company after the restructuring has received all government required permits for normal production.  If the potential acquisition goes forward, the escrow amount will be treated as partial consideration.  If not, the amount will be reimbursed to us. During 2011, the owner completed the mine improvement construction and organization restructure as appropriate for potential acquisition. The renovated mine has been in official test runs since July 2011 and is currently in the process of applying for all necessary mining and operating permits. The Company expects to undertake the acquisition of the mine soon after all the necessary permits are in place during 2012.

At December 31, 2011, the Company had a refundable deposit of $2,935,530 for coal trading business to certain brokers. The company plans to export coal and other mineral products from the U.S. to China. In June 2011, the company made refundable advances through coal brokers as deposits for buying coal and other mineral products in the U.S. The advance will be applied to the purchase price or refunded if no purchase is made. The Company is currently coordinating with China’s end users in China for coal trading and expects to make the first delivery in the near future.

Net cash used in investing activities was $10.72 million for the year ended December 31, 2011 as compared to $7.90 million in the 2010 period. During the year ended December 31, 2011, we paid approximately $6.89 million for construction in progress for the Xing An mines retrofit, and $1.05 million for fixed assets. In 2010, we paid approximately $1.91 million for completion of an office building of Xing An in Mohe City, and approximately $6.0 million for construction in progress for Xing An mines’ retrofit projects. As of December 31, 2011, we paid approximately $13.3 million out of our $15.5 million budget for the retrofit project in Xing An mines.

Net cash provided by financing activities was $13.73 million in the year ended December 31, 2011 as compared to $0.90 million in 2010 period. The increase in cash inflow from financing activities for the 2011 period was primarily due to a bank loan of $3 million for initiating coal brokering and trading in the U.S., proceeds from an issuance of common stock of $13.65 million, partially offset by $2.8 million repayment of loan to shareholder, while in the 2010 period, we had $0.91 million of advances from a shareholder.

Based on our current expectations, we believe our cash and equivalents, and cash generated from operations will satisfy our working capital needs, and other liquidity requirements associated with our existing operations through the remainder of this year. We will continue to seek opportunities to expand our existing mining operations and acquire additional coal mining rights, and we expect to finance such acquisitions through the issuance of equity securities. Failure to obtain such financing could have a material adverse effect on our plans for expansion.

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

The following tables summarize our contractual obligations as of December 31, 2011, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +

Contractual Obligations:
Operating Leases	$115,744	$59,944	$43,200	$12,600	$-
Mining Rights	897,589	-	-	-	897,589
Total Contractual Obligations:	$1,013,333	$59,944	$43,200	$12,600	$897,589

Off-Balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts, other than the warrants for investors and agencies we disclosed in Note 18, which are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.                  FINANCIAL STATEMENTS

The Consolidated Financial Statements are included in this Annual Report beginning on Page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.              CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report due to the failures of controls described below under “Internal Control Over Financial Reporting” in this Item 9A.

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

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance with respect to consolidated financial statement preparation and presentation and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate

As required by Section 404 of the Sarbanes-Oxley Act of 2002 and related rules as promulgated by the SEC, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011, using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, management concluded in the assessment that our internal control over financial reporting was not effective as of December 31, 2011, due to incorrect recording of the warrants issued in 2011 in connection with a private placement (which should have been recorded as a derivative transaction) and the failure in timely reporting of a bank loan transaction in connection with the Company’s program to broker U.S. coal; both of these have material effects on our consolidated financial statements and as a result, the Company will restate the financial statements included in the first three quarters of 2011

The management determined that there were weakness related to (i) the need for improved internal authorization, reporting, and communications at the Company, and (ii) additional financial personnel with experience with U.S. public company reporting and U.S. GAAP. To remediate these weakness, we intend to raise awareness, responsibility and accountability of the management on internal controls over financial reporting; make improvements to quality of our controls, policies and procedures, with which the management needs to strictly comply under the Board's authorization and supervision as necessary. In addition, we are in search for additional qualified financial personnel with knowledge and experience with U.S. GAAP and U.S. public company reporting and compliance obligations, while we are also seeking to address this need through improving supervision, education, and training of our accounting staff.

ITEM 9B.               OTHER INFORMATION

None.

PART III

ITEM 10.                DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table includes the names, positions held, and dates of appointment of our current executive officers and directors:

Name	Age	Position	Date of Appointment
Guoqing Yue	53	Chairman of the Board of Directors	August 15, 2008

Hongwen Li	54	President, Chief Executive Officer and Director	December 15, 2003, August 15, 2008

Xinyu Peng	43	Chief Financial Officer, Secretary	March 11, 2011(1)

Elan Yaish	42	Director	February 27, 2009

Yanlin Qu	47	Director	February 27, 2009

Shengchun Liu	70	Director	February 27, 2009

(1) Mr. Peng was appointed the Chief Financial Officer and Secretary of the Company on March 11, 2011 and replaced Ms. Weiwei Li, who was serving as the Interim Chief Financial Officer since March 17, 2010.

Business Experience Descriptions

Guoqing Yue, Chairman of the Board of Directors

Mr. Yue has extensive work experience in, and knowledge of, Heilongjiang Province, where our mining operations are based. From 1976 to 1989, Mr. Yue was a government official with the Second Light Industry Bureau in Daxinganling, a prefecture of Heilongjiang Province. From 1989 to 1994, Mr. Yue worked at a local engineering company and a paper mill in the region before joining Qinghuangdao Xinshiji Industrial Co., Ltd., a commodities trading company doing business between Heilongjiang and Qinhuangdao, a municipality and the chief port of Hebei Province. In 1999, Mr. Yue left the trading company and founded Qinhuangdao Pengda Real Estate Development Co., Ltd., developing properties primarily in Qinhuandao and Hebei’s Xiong County. In 2001, Mr. Yue led a group of private investors to acquire Heilongjiang Beiyao Development Co., Ltd., which later became Heilongjiang Xing An Mining Development Group Co., Ltd. (“Xing An Mining”).  Mr. Yue’s leadership skills, professional experience, and background, as well as his business and commercial expertise, qualifies him to serve on our Board as Chairman of the Board of Directors and led the Board to conclude that he should be nominated to serve another term as Chairman of the Board of Directors.

Hongwen Li, President, Chief Executive Officer and Director

Mr. Hongwen Li had served as chairman of our board of directors since the share exchange transaction with Yong Heng was completed in December 2003 until his replacement from that position by Mr. Yue in August 2008. Mr. Li founded Fellow Workers Group in June, 1993, a holding company in the PRC with subsidiaries in different industries such as HuaFeng Trading Co. in the field of Chinese-Russian trading, SongZai Metal in the field of heavy industry, SenDa Hotel in the field of real estate, and HeiHe JinChang Coal Mine. Within several years, Mr. Li’s company grew from a small corporation with several employees to a holding company with more than 300 employees. Mr. Li’s entrepreneur, leadership skills and extensive experiences in various industries, as well as his business and operational expertise, qualifies him to serve on our Board and led the Board to conclude that he should be nominated to serve another term as a director.

Xinyu Peng, Chief Financial Officer and Secretary

Prior to joining the Company, Mr. Peng served as the CFO and Secretary of China Recycling Energy Corporation from August 2008 to December 2010.  From January 2008 to July 2008, Mr. Peng served as Vice President of Tavistock Group Asia.  From November 2006 to July 2008, Mr. Peng served as Chief Financial Officer and Director of MOD3 Cabinets & Home LLC.  From July 2003 to July 2008, he served as Chief Financial Officer of Creative Hospitality Concepts LLC.  Mr. Peng received his master of business administration (“MBA”) from the University of Miami in Florida and his Bachelor of Arts degree from Fudan University in Shanghai, China where he majored in international finance. Mr. Peng’s educational and professional background, high-profile working experiences in public and private companies, as well as extensive financial expertise qualifies him to serve as Chief Financial Officer and led the Board to conclude that he should be nominated to serve another term as Chief Financial Officer.

Elan Yaish, Director and Chairman of Audit Committee

Mr. Yaish is the President of ERS Associates, Ltd., and has been providing business and financial advisory services to publicly traded and privately held companies since January 2006. From June 2010 he has also been serving as CFO of Goji Limited. From August 2002 to November 2005, Mr. Yaish was the Chief Financial Officer, Vice President of Finance and Assistant Secretary of Manchester Technologies, Inc. From February 2000 to July 2002, Mr. Yaish was the Assistant Vice President of Finance at Comverse Technology, Inc. From June 1996 to February 2000, Mr. Yaish was the Vice President of Finance and Controller of Trans-Resources, Inc. Mr. Yaish was a senior accountant at Deloitte & Touche LLP from September 1992 to May 1996. Mr. Yaish currently serves as a director for New Energy Systems Group. Mr. Yaish graduated from The Yeshiva University, Sy Syms School of Business, with a B.S. in accounting in 1992. Mr. Yaish is a licensed CPA in   New York and a member of the AICPA and NYSSCPA. Mr. Yaish’s management skills and extensive financial working experience, as well as his financial and accounting expertise, qualifies him to serve on our Board and led the Board to conclude that he should be nominated to serve as a director and Chairman of the Audit Committee.

Yanlin Qu, Director, Chairman of Nominating Committee and Member of Audit and Compensation Committees

Mr. Qu is the Deputy Director General of the Coalfield Geological Bureau of Heilongjiang Province, a position that he has held since November 1999. He previously served as a senior engineer and a mineral resource appraiser.  Mr. Qu is a 1977 graduate of Heilongjiang School of Mining with a master’s degree in mining sciences. Mr. Qu’s management skills, profound working experience and extensive connection in coal and mining industries, as well as his engineering and mining expertise, qualifies him to serve on our Board and led the Board to conclude that he should be nominated to serve another term as a director.

Shengchun Liu, Director, Chairman of Compensation Committee and Member of Audit and Nominating Committees

Mr. Liu is the President of both the Heilongjiang Province Railway Association and the Harbin Railway Commission Science & Technology Association, positions he has held since December 2002. From June 1977 to December 2002, Mr. Liu was the Director of the Heilongjiang Province Economic Commission. Mr. Liu is a graduate of Jilin University with a B.S. degree in automotive sciences. Mr. Liu’s high-ranking working experience in Chinese government agencies and extensive knowledge and connection in various industries, as well as his economical expertise, qualifies him to serve on our Board and led the Board to conclude that he should be nominated to serve another term as a director.

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

ITEM 11.                EXECUTIVE COMPENSATION

Summary of Compensation

The following summary compensation table indicates the cash and non-cash compensation earned for years ended December 31, 2011 and 2010 by our Chief Executive Officer and our other highest paid executives whose total compensation exceeded $100,000 (if any) for the years ended December 31, 2011 and 2010.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Hongwen Li,	2011	200,000	-0-	-0-	-0-	-0-	-0-	-0-	200,000

President and CEO(1)	2010	0	-0-	-0-	-0-	-0-	-0-	-0-	0

Xinyu Peng	2011	105,000	-0-	-0-	171,079	-0-	-0-	-0-	276,079

CFO (2)	2010	0	-0-	-0-	-0-	-0-	-0-	-0-	0

Weiwei Li	2011	0	-0-	-0-	-0-	-0-	-0-	-0-	0

Interim CFO (2)	2010	18,000	-0-	-0-	-0-	-0-	-0-	-0-	18,000

(1) Mr. Hongwen Li elected not to receive the payment of $100,000 in salary for 2010 when the salary was earned.

(2) On March 11, 2011, Xinyu Peng was appointed as Chief Financial Officer of the Company to replace Ms. Li who was serving as our interim Chief Financial Officer since March 17, 2010.  Pursuant to Mr. Peng’s employment agreement, which has a one year term, he will receive an annual salary of $140,000 and an option to purchase 50,000 shares of the Company’s common stock, par value $0.001, at an exercise price equal to the closing price per share of the Company's Common Stock of the grant date.

(3) Represents the aggregate grant date fair value of option awards made during the applicable year computed in accordance with FASB ASC Topic 718. The fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model. For a description of the assumptions used to determine these amounts, see Note 18 in the Notes to the Consolidated Financial Statements filed herewith for the period ended December 31, 2011.

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

Employment Agreement with Xinyu Peng

In connection with the appointment of Mr. Tong (Xinyu) Peng as our Chief Financial Officer on March 11, 2011, we entered in to a one-year employment agreement with him, which automatically renews for successive one-year periods unless one party notifies the other party in writing not to renew at least 60 days before the end of the then effective terms. The agreement provides for a yearly salary of $140,000.  During the term of the employment agreement, we agree to include Mr. Peng as an insured if we obtain an officers and directors insurance policy. In addition, we agreed to reimburse Mr. Peng for reasonable expenses incurred in connection with the performance of his duties under the employment agreement.  We also agreed to grant Mr. Peng options under our 2009 Stock Incentive Plan (the “2009 Plan”) to purchase up to 50,000 shares of our common stock, at an exercise price of $4.60 per share.  For renewing the one-year employment with Mr. Peng, we agreed on March 12, 2012 to grant Mr. Peng options under our 2009 Stock Incentive Plan (the “2009 Plan”) to purchase up to 50,000 shares of our common stock, at an exercise price of $1.00 per share, consistent with the grant awarded to Mr. Peng upon his appointment as our Chief Financial Officer.

We may terminate the employment agreement for cause if Mr. Peng (i) is convicted of (or pleads nolo contendere to) any felony; (ii) commits acts of fraud, misappropriation or embezzlement at the expense of the Company; (iii) engages in willful misconduct, gross negligence or gross or habitual or material neglect in the performance of his duties; or (iv) causes a material breach of any of the covenants, terms or provisions of the employment agreement that remains uncured for a period of 30 days after written notice from us to him. On the other hand, Mr. Peng may terminate the employment agreement for good reason if (i) we cause a material breach of any of the provisions of this Agreement that remains uncured within thirty (30) days following his written notice of such breach; (ii) we adversely alter his title, position, status, duties or authority with the Company; (iii) we reduce his compensation; (iv) the Board of Directors requests him to engage in any unlawful activity; or (v) a change in control of the Company occurs.

The employment agreement may also be terminated by either Mr. Peng or us without cause or without good reason, immediately upon written notice to the other party. Additionally, the employment agreement terminates upon Mr. Peng’s death or inability to carry out his duties for 90 consecutive days or 120 days in any 360-day period. Upon termination of the employment agreement, we are obligated to Mr. Peng for all accrued but unpaid salary and accrued but unreimbursed expenses.

The employment also contains restrictive covenants preventing the unauthorized use and/or disclosure by Mr. Peng of confidential information during or at any time after termination.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning unexercised options; units of stock that have not vested equity incentive plan awards for each named executive officer outstanding as of the end of the fiscal year ended December 31, 2011.

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested	Market Value of Shares of Units of Stock that Have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested($)

Hongwen Li	–	–	–	–	–	–	–	–	–

Xinyu Peng (1)	25,000	–	25,000	4.60	3/10/2016	–	–	–	–

(1)
The options granted to Mr. Peng on March 11, 2011 are subject to vesting as follows – 50% vested and became fully exercisable on the date that was six months from the grant date and the remaining 50% will vest and become fully exercisable on the date that was 12 months from the grant date.

With the exception of the options reflected above for Mr. Peng, which were granted pursuant to the 2009 Plan, there were no unexercised options, unvested stock awards or equity incentive plan awards for any of the company’s named executive officers as of December 31, 2011.

Compensation of Directors

The following director compensation disclosure reflects all compensation awarded to, earned by or paid to the directors below for the year ended December 31, 2011.

DIRECTOR COMPENSATION TABLE
Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (5)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Guoqing Yue (1)	2011	0	-0-	-0-	-0-	-0-	-0-	0
Elan Yaish (2)	2011	30,000	-0-	68,432	-0-	-0-	-0-	98,432
Yanlin Qu (3)	2011	7,320	-0-	-0-	-0-	-0-	-0-	7,320
Shengchun Liu (4)	2011	7,320	-0-	-0-	-0-	-0-	-0-	7,320

(1)  Mr. Guoqing Yue was appointed to our Board of Directors effective August 15, 2008, and is entitled to receive annual compensation of $150,000 for his services rendered as a director, however, Mr. Yue waived his 2011 compensation.

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

(5)  Represents the aggregate grant date fair value of option awards made during 2011 computed in accordance with FASB ASC Topic 718. The fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model. On February 25, 2011, the Company granted 20,000 stock options to this director with exercise price of $4.60 per share and a term of 5 years.  The options vest and become exercisable in two equal installments: the first six months from the option grant date and the second six months thereafter.  Based on the fair value method under SFAS 123R (codified in FASB ASC Topic 718), the fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk free interest rate is based upon market yields for U.S. Treasury debt securities at a maturity near the term remaining on the option. Dividend rates are based on the Company’s dividend history. The stock volatility factor is based on the historical volatility of the Company’s stock price. The expected life of an option grant is based on management’s estimate as no options have been exercised in the Plan to date. The fair value of each option grant to employees is calculated by the Black-Scholes method and is recognized as compensation expense over the vesting period of each stock option award. For stock options issued, the fair value was estimated at the date of grant using the following range of assumptions:

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plan

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	-	$-	-
Equity compensation plans not approved by security holders	165,000-	$5.59	4,835,000-
Total	165,000-	$5.59	4,835,000-

As of December 31, 2011, we had one equity compensation plan in effect. The Company’s 2006 Stock Option/Stock Issuance Plan was adopted on March 14, 2006, and under its terms, the approval by our shareholders was required within 12 months of its adoption date. As the plan was not approved by our shareholders within that time, no further issuance under the plan is permitted in accordance with its terms.  The Company then replaced the 2006 Stock Option/Stock Issuance Plan with the 2009 Stock Incentive Plan, which has not been approved by our shareholders.

Pursuant to the 2009 Stock Incentive Plan, which is administered by our Compensation Committee, we have reserved 5,000,000 shares of our common stock for issuance to recipients of awards granted under the plan, subject to adjustment in the event of a change in corporate capitalization (e.g., a stock split, stock dividend, merger, share exchange, etc.).  We adopted the plan for purposes of assisting us to attract, retain and provide incentives to key management employees and nonemployee directors of, and non-employee consultants to, us and our affiliates, and to align the interests of such individuals with those of our stockholders.  Grants of awards may be made to any officer, director, employee, or consultant to the company.  We may award incentive stock options (available to employees only), nonqualified stock options, stock awards, performance stock awards and performance units to any participant as determined by our Compensation Committee.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding our common stock beneficially owned on March 23, 2012, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.  Shares of common stock subject to options, warrants or convertible securities exercisable or convertible within 60 days of March 23, 2012 are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person. Percentages are determined based on 18,852,582 common shares issued and outstanding as of March 23, 2012. To the best of our knowledge, subject to community and marital property laws, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

	Number of Shares (2)		% of Class of Stock Outstanding (4)
Name and Address of Beneficial Owner (1)	Common Stock	Preferred Stock (3)	Common Stock	Preferred Stock
Guoqing Yue, Chairman of the Board of Directors (5) (11)	6,400,000	-	33.86%	-
Hongwen Li, President and Director	1,092,038	400,000	5.78%	100%
Xinyu Peng, Chief Financial Officer (6)	50,000	-	* -	-
Weiwei Li, former Interim Chief Financial Officer (6)	-	-	-	-
Elan Yaish, Director (7)	60,000	-	*	-
Yanlin Qu, Director (8)	-	-	-	-
Shengchun Liu, Director (9)	-	-	-	-
Heilongjiang Xing An Mining Development Group Co., Ltd. (5)	4,800,000	-	25.39%	-
Mingshu Gong (5) (10)	6,400,000	-	33.86%	-
All Directors and Executive Officers as a Group (6 persons)	7,602,038	400,000	40.32%	100%

* Less than 1%

(1)	Unless otherwise indicated, the address of the named beneficial owners is: 17890 Castleton Street, Suite 112, City of Industry, California 91789.
(2)	Security ownership information for beneficial owners is taken from statements filed with the Securities and Exchange Commission pursuant to information made known by the Company.
(3)	Each share of preferred stock is convertible into 1 share of common stock and votes on an as converted basis with the shares of common stock on all matters presented to shareholders.
(4)	Based on 18,852,582 shares of Common Stock and 400,000 shares of Preferred Stock outstanding as of March 23, 2012.
(5)
The address of these named beneficial owners is: No. 9 People Road, Jiagedaqi, Jiagedaqi District, Da Xing’an Mountain Region, Heilongjiang Province, PRC 165000. These named beneficial owners received shares of our common stock in connection with the acquisition of Xing An.

(6)
Ms. Li was our interim Chief Financial Officer from March 17, 2010 until Mr. Peng was appointed our Chief Financial Officer on March 11, 2011.  The shares held by Mr. Peng represent 50,000 shares of Common Stock underlying stock options that are currently exercisable. Mr. Peng has been awarded an additional option to acquire 50,000 shares of Common Stock as of March 12, 2012, however, such options are not exercisable within 60 days of March 23, 2012.

(7)
Elan Yaish’s address is:  265 Sunrise Highway, Suite 1-315, Rockville Centre, NY 11570. Represents 60,000 shares of Common Stock underlying stock options.  Mr. Yaish has been awarded an additional option to acquire 20,000 shares of Common Stock as of February 24, 2012, however, such options are not exercisable within 60 days of March 23, 2012.

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

Advance from shareholders

At December 31, 2011, we owed one of shareholders $2,000 for expense reimbursement. At December 31, 2010, the Company owed its Chief Executive Officer (“CEO’) $3,180,338, for short-term advance as a result of this shareholder paying certain U.S. headquarters’ general and administrative expenses for the Company.  This short-term advance was payable upon demand with no collateral required. Imputed interest expense is charged at 6% on the amount due at the balance sheet date for the close of that period and is included as additional paid-in capital. The Company repaid $2.8 million to its CEO in January 2011, and the remaining $380,338 was waived by the CEO and accordingly, was recorded as additional paid in capital to the Company.

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

ITEM 14.                PRINCIPAL ACCOUNTING FEES AND SERVICES

On October 19, 2007, we engaged Goldman Parks Kurland Mohidin, LLP (“GPKM LLP”) as our outside independent accounting firm.

The following table sets forth fees billed to us by our auditors during the years ended December 31, 2011 and December 31, 2010 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	2011	2010
(i) Audit Fees	$193,534	$160,000
(ii) Audit Related Fees
(iii) Tax Fees	-	-
(iv) All Other Fees
Total Fees	$193,534	$160,000

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

ITEM 15.                EXHIBITS

(1)           Financial Statements

The following consolidated financial statements of the Company are included in Part II, Item 8 of this Report:

Report of Goldman Park Kurland Mohidin, LLP, Registered Independent Public Accounting Firm

Consolidated Balance Sheets at December 31, 2011 and 2010

Consolidated Statements of Income and Other Comprehensive Income for the Years Ended December 31, 2011 and 2010

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2011 and 2010

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 and 2010

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

2.2
Purchase and Sale Agreement By and Among Songzai Metal Products Co. Ltd and Songzai International Holding Group, Inc. (“Songzai”) covering the acquisition of certain assets formerly owned by Heihe Jinchang Coal Mine Co., Ltd. (2)

2.3
Stock Purchase Agreement dated as of December 31, 2007 by and among Songzai, Heilongjiang Xing An Group Hong Yuan Coal Mining Co., Ltd. (“Hong Yuan”), Heilongjiang Xing An Group Sheng Yu Mining Co., Ltd. (“Sheng Yu”), and the holders of 100% of the equity interests of Hong Yuan and Sheng Yu (the “Xing An Shareholders”). (3)

2.4
Asset Purchase Agreement, dated as of May 19, 2010, by and among Erdos City Bayinmengke Liujiaqu Coal Co., Ltd., Erdos City Bayinmengke Investment Group Co., Ltd., Shan Li and Liying Wang, and Songzai International Holding Group Inc. (15)

3.1	Articles of Incorporation dated June 7, 2001. (4)

3.2	Articles of Exchange among Harbin Yong Heng Ke Ji Fa Zhan You Xian Ze Reng Gong Si and the Company. (5)

3.3	Certificates of Amendments to Articles of Incorporation, dated October 23, 2003. (5)

3.4	Certificate of Amendment to Articles of Incorporation dated July 16, 2004. (4)

3.5	Certificate of Designation, Preference and Rights of Convertible Preferred Stock dated January 9, 2006. (4)

3.6	Certificate of Change Pursuant to NRS 78.209 as filed with the Secretary of State of Nevada on January 7, 2008. (6)

3.7	Amendment to Articles of Incorporation of the Company, dated as of July 1, 2010, changing the Company’s name to U.S. China Mining Group, Inc. (16)

3.8	the Company’s Second Amended and Restated By-laws (14)

4.1	Form of the Promissory Note issued to the Xing An Shareholders (7)

4.2	Form of Investor Warrant (17)

4.5	Form of Agent Warrant (17)

10.1	Escrow Agreement dated as of April 4, 2008, by and among the Company, the Xing An Shareholders and U.S. Bank (7)

10.2	Trust Agreement dated as of April 4, 2008, by and among the Company, the Xing An Shareholders and Anping Cang (7)

10.3	U.S. China Mining Group, Inc. 2009 Stock Incentive Plan (12)

10.4	Form of employment agreement between the Company and Hongwen Li (9)

10.5	Form of non-statutory stock option agreement with Yvonne Zhang (11)

10.6	Form of non-statutory stock option agreement with Elan Yaish (11)

10.7	First Amendment to Employment Agreement, dated as of January 14, 2011, by and between Hongwen Li and the Company. (18)

10.8	Form of director offer letter to Guoqing Yue (9)

10.9	Form of director offer letter to Elan Yaish (10)

10.10	Form of indemnification agreement with Elan Yaish (10)

10.11	Form of director offer letter to Yanlin Qu and Shengchun Liu (10)

10.12	Securities Purchase Agreement, by and among the Company, the Investors and, with respect to certain sections therein, Euro Pacific (17)

10.13	Registration Rights Agreement, by and among the Company, the Investors and, with respect to certain sections therein, Euro Pacific. (17)

10.14	Employment agreement between the Company and Xinyu Peng dated as of March 11, 2011. (19)

14	Code of Ethics (10)

21	List of subsidiaries (7)

23	Consent of John T. Boyd Company, independent geologists*

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer. *

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer. *

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer. *

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer. *

99.1	Coal Production Right Permit issued by the Heilongjiang Province Economy Committee, dated December 31, 2005. (4)

99.2	Safe Production Certificate issued by the Heilongjiang Coal Safety Inspection Bureau, dated February 16, 2006. (4)

99.3	Coal Mining Certificate No. 2300000520838 effective December 2005 (20)

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

99.4	Coal Mining Certificate No. C2300002009061120024549 effective April 29, 2010 (20)

* Filed herewith

** Furnished herewith

(1)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed on January 2, 2004

(2)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed on April 8, 2004.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 7, 2008.

(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB filed on March 31, 2006.

(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A filed on May 14, 2004.

(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 10, 2008.

(7)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on April 10, 2008.

(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on June 10, 2008.

(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 19, 2008.

(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 5, 2009.

(11)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 13, 2009.

(12)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed on April 17, 2009.

(13)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 30, 2009.

(14)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 4, 2009.

(15)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 25, 2010.

(16)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on August 16, 2010.

(17)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 12, 2011.

(18)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 18, 2011.

(19)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 14, 2011.

(20)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1/A filed on March 17, 2011.

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. CHINA MINING GROUP, INC. (Registrant)

Date: March 30, 2012	By:	/s/ Hongwen Li
Chief Executive Officer

Date: March 30, 2012	By:	/s/ Xinyu Peng
Chief Financial Officer
_

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  Each person whose signature appears below constitutes and appoints Hongwen Li as his true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Name	Title	Date

/s/ Guoqing Yue*	Chairman of the Board of Directors	March 30, 2012
Guoqing Yue

/s/ Hongwen Li	Chief Executive Officer and Director	March 30, 2012
Hongwen Li

/s/ Xinyu Peng	Chief Financial Officer	March 30, 2012
Xinyu Peng

/s/ Elan Yaish*	Director	March 30, 2012
Elan Yaish

/s/ Yanlin Qu*	Director	March 30, 2012
Yanlin Qu

/s/ Shengchun Liu*	Director	March 30, 2012
Shengchun Liu

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
U.S. China Mining Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of U.S. China Mining Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for the years ended December 31, 2011 and 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for the years ended December 31, 2011 and 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Goldman Kurland and Mohidin, LLP
Goldman Kurland and Mohidin, LLP
Encino, California
March 27, 2012

U.S. CHINA MINING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2011 AND 2010

	2011	2010
ASSETS

CURRENT ASSETS
Cash & equivalents	$44,543,696	$46,224,944
Restricted cash	3,000,000	220,217
Accounts receivable	2,308,888	212,414
Other receivables and deposits	4,766,838	35,795
Deposit for coal trading	2,935,530	-
Inventory	915,873	1,117,086

Total current assets	58,470,825	47,810,456

NONCURRENT ASSETS
Goodwill	26,180,923	26,180,923
Prepaid mining rights, net	14,734,143	15,646,300
Property and equipment, net	12,926,991	12,772,164
Construction in progress	13,506,677	6,130,861
Deferred tax asset, net	393,643	184,432
Asset retirement cost, net	2,626,262	2,796,520

Total noncurrent assets	70,368,639	63,711,200

TOTAL ASSETS	$128,839,464	$111,521,656

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$-	$1,906,255
Unearned revenue	527,241	178,380
Accrued liabilities and other payables	1,184,912	2,774,978
Taxes payable	1,356,191	3,339,830
Loan payable	3,000,000	-
Warrant derivative liability	1,845,245	-
Advance from shareholder	2,000	3,180,338

Total current liabilities	7,915,589	11,379,781

NONCURRENT LIABILITIES
Long-term payable	-	301,992
Asset retirement obligation, net of deposit for mine restoration of $1,223,513 in 2011 and $1,164,062 in 2010, respectively	4,689,114	4,243,129

Total noncurrent liabilities	4,689,114	4,545,121

Total liabilities	12,604,703	15,924,902

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
Series A Preferred Stock, $0.001 par value, 8,000,000 shares authorized, 400,000 shares issued and outstanding	400	400
Common stock, $0.001 par value, 100,000,000 shares authorized, 18,852,582 and 14,932,582 shares issued and outstanding at December 31, 2011 and 2010, respectively	18,852	14,932
Additional paid in capital	41,115,578	39,833,996
Statutory reserves	11,905,411	10,536,604
Accumulated other comprehensive income	9,576,877	5,468,674
Retained earnings	53,617,643	39,742,148

Total stockholders' equity	116,234,761	95,596,754

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$128,839,464	$111,521,656

The accompanying notes are an integral part of these consolidated financial statements.

U.S. CHINA MINING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

	YEARS ENDED DECEMBER 31,
	2011	2010

Net sales	$53,982,243	$69,030,412
Cost of goods sold	35,094,794	40,453,630

Gross profit	18,887,449	28,576,782

Operating expenses
Selling	3,518,684	1,605,698
General and administrative	9,319,362	7,777,818

Total operating expenses	12,838,046	9,383,516

Income from operations	6,049,403	19,193,266

Non-operating income (expenses)
Interest income	176,319	88,467
Interest expense	(228,373)	(365,805)
Financial expense	(26,780)	-
Changes in fair value of warrant derivative	11,308,181	-

Total non-operating expenses, net	11,229,347	(277,338)

Income before income tax	17,278,750	18,915,928
Provision for income tax	2,034,448	5,516,722

Net income	15,244,302	13,399,206

Other comprehensive income
Foreign currency translation gain	4,108,203	2,106,631

Comprehensive income	$19,352,505	$15,505,837

Basic weighted average shares outstanding	18,788,144	14,932,582

Diluted weighted average shares outstanding	19,188,144	15,342,139

Basic net earnings per share	$0.81	$0.90

Diluted net earnings per share	$0.79	$0.87

The accompanying notes are an integral part of these consolidated financial statements.

U.S. CHINA MINING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,244,302	$13,399,206
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Depreciation and amortization	3,505,075	3,491,312
Warrant derivative liability	(11,308,181)	-
Accretion of interest on asset retirement obligation	223,674	205,129
Imputed interest on shareholder's loan	-	160,676
Loss on disposal of fixed asset	3,897	-
Warrants expense	259,110	596,580
Stock option compensation	266,590	147,456
Changes in deferred tax	(194,909)	263,726
(Increase) decrease in current assets:
Accounts receivable	(2,034,638)	(207,808)
Other receivables and deposits	(7,549,951)	3,610
Inventory	251,951	(1,086,263)
Deposit for mine restoration	-	(149,683)
Increase (decrease) in current liabilities:
Accounts payable	(1,954,121)	1,281,751
Unearned revenue	331,446	(1,546,262)
Accrued liabilities and other payables	(1,992,666)	1,948,252
Taxes payable	(2,101,547)	2,181,831

Net cash (used in ) provided by operating activities	(7,049,968)	20,689,513

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	(2,774,195)	(247)
Acquisition of property, plant & equipment	(1,051,724)	(1,907,314)
Construction in progress	(6,890,037)	(5,997,910)

Net cash used in investing activities	(10,715,956)	(7,905,471)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank loan payable	3,000,000
Proceeds from issuance of common stock	13,650,500	-
Legal expense relating to private placement	(117,610)	-
Repayment to shareholder's advance	(2,800,000)	-
Due to shareholders	2,000	858,977
Due from shareholders	-	49,042

Net cash provided by financing activities	13,734,890	908,019

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	2,349,786	1,272,699

NET INCREASE (DECREASE) IN CASH & EQUIVALENTS	(1,681,248)	14,964,760

CASH & CASH EQUIVALENTS, BEGINNING OF YEAR	46,224,944	31,260,184

CASH & EQUIVALENTS, END OF YEAR	$44,543,696	$46,224,944

Supplemental Cash flow data:
Income tax paid	$4,236,608	$4,241,062
Interest paid	$32,444	$-

The accompanying notes are an integral part of these consolidated financial statements.

U.S. CHINA MINING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2011 AND 2010

	Series A Preferred stock		Common stock
	Shares	Amount	Shares	Amount	Paid in capital	Statutory reserves	Accumulated other comprehensive income	Retained earnings	Total

Balance at January 1, 2010	400,000	$400	14,932,582	$14,932	$38,929,284	$8,988,637	$3,362,043	$27,890,909	$79,186,205

Net income for year	-	-	-	-	-	-	-	13,399,206	13,399,206

Stock options compensation	-	-	-	-	147,456	-	-	-	147,456

Imputed interest on advances from stockholder	-	-	-	-	160,676	-	-	-	160,676

Transfer to statutory reserves	-	-	-	-	-	1,547,967	-	(1,547,967)	-

Warrants expense	-	-	-	-	596,580	-	-	-	596,580

Foreign currency translation gain	-	-	-	-	-	-	2,106,631	-	2,106,631

Balance at December 31, 2010	400,000	400	14,932,582	$14,932	39,833,996	10,536,604	5,468,674	39,742,148	95,596,754

Net income for year	-	-	-	-	-	-	-	15,244,302	15,244,302

Sale of common stock in private placement	-	-	3,920,000	3,920	13,646,580	-	-	-	13,650,500

Fair value of warrants issued in equity offering	-	-	-	-	(13,153,426)	-	-	-	(13,153,426)

Legal expense in connection with the private placement	-	-	-	-	(117,610)	-	-	-	(117,610)

Forgiveness of shareholder's loan	-	-	-	-	380,338	-	-	-	380,338

Stock options compensation	-	-	-	-	266,590	-	-	-	266,590

Transfer to statutory reserves	-	-	-	-	-	1,368,807	-	(1,368,807)	-

Warrants expense	-	-	-	-	259,110	-	-	-	259,110

Foreign currency translation gain	-	-	-	-	-	-	4,108,203	-	4,108,203

	400,000	$400	18,852,582	$18,852	$41,115,578	$11,905,411	$9,576,877	$53,617,643	$116,234,761

The accompanying notes are an integral part of these consolidated financial statements.

U.S. CHINA MINING GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  DECEMBER 31, 2011 AND 2010

1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

U.S. China Mining Group, Inc. (“SGZH” or the “Company”) was incorporated in Nevada on June 7, 2001.  As described below, in April 2008, the Company completed a transaction with Xing An (defined below) which was accounted for as a reverse acquisition and the historical financial information contained herein is of Xing An. The Company is engaged in coal production and sales by exploring, assembling, assessing, permitting, developing and mining coal properties in the People’s Republic of China (“PRC”). After obtaining permits from the Heilongjiang National Land and Resources Administration Bureau and Heilongjiang Province Coal Production Safety Bureau, the Company extracts coal from properties it has the right to mine, and sells most of the coal on a per ton basis for cash on delivery, primarily to power plants, cement factories, wholesalers and individuals for home heating.

On September 23, 2004, the Company acquired a 75% interest in Heilongjiang Tong Gong Kuang Ye You Xian Gong Si (“Tong Gong”), which owns the mining rights to a coal mine near Heihe City in Heilongjiang Province for 400,000 shares of its convertible preferred stock which, at the time of issuance, were convertible into 40,000,000 shares of common stock (The conversion ratio was amended to 1:10 on December 19, 2006, such that the 400,000 shares of convertible preferred stock were convertible into 4,000,000 shares of common stock).  Effective January 7, 2008, the conversion ratio for the preferred stock was changed to 1-for-1 as a result of the 10-to-1 reverse stock split of issued and outstanding shares of common stock which was effective on that date. Additionally, Harbin Green Ring Biological Degradation Products Developing Co., Ltd. (“Harbin Green”), which owned the remaining 25% of Tong Gong, assigned its beneficial interests to the Company. As a result, the Company beneficially owns 100% of Tong Gong.

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

Because PRC regulations restrict foreign ownership of any mining-related company to 90% of such company’s equity interest, the Company acquired 90% of the registered capital, being 90% of the outstanding equity interests, of each of Hong Yuan and Sheng Yu from their owners (the “Xing An Shareholders”). Concurrently with the acquisition, the Xing An Shareholders placed the beneficial interests to the remaining 10% equity interests of Xing An in trust for the benefit of the Company pursuant to a Trust Agreement. Under the terms of the Trust Agreement, all rights attached to the 10% equity interests are to be exercised by the trustee at the direction, and for the sole benefit, of the Company. Transfer of the 10% equity interests to the Company shall occur when permitted under  PRC regulations. At such time, if the trust is deemed to violate applicable PRC regulations or can no longer achieve its intended purpose, the trust shall terminate, and the 10% equity interests shall revert back to the Xing An Shareholders. We recently reviewed our corporate structure and determined that, in order to assure full compliance with current PRC law and regulation, the non-controlling equity interests in our subsidiaries should in each case be held by the other subsidiaries and not by us or in trust.  Consequently, a 25% equity interest in Tong Gong, which had previously been structured as an assignment to us, has instead been assigned to, and is now held by, the Xing An Companies in 2011 and a 10% equity interest in the Xing An Companies, which was originally placed in a trust for our benefit, will instead be assigned to Tong Gong.  This transfer to Tong Gong received the local Commerce Department’s approval in 2011, although we have not yet received the approval for a change of the business license with the local SAIC.

Hong Yuan was incorporated in Heilongjiang Province on August 18, 2003, under the name Daxinganling Mohe County Hong Yuan Coal Mine Co., Ltd. Sheng Yu was incorporated in Heilongjiang Province on August 18, 2003, under the name Daxinganling Mohe County Sheng Yu Mining Co., Ltd. Each company produces coal for sale to utilities and industrial markets.  Both mines are  in Mohe County, in the most northern regions of China, and are geologically joined.  The Xing An shareholders acquired Hong Yuan on August 19, 2005 and Sheng Yu on May 8, 2005. From January 1, 2005 until these companies were acquired by Xing An’s shareholders, the mines these companies have mining rights to were not operating.

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

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”), management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting year. Significant estimates, required by management, include the recoverability of long-lived assets and goodwill, allowance for doubtful accounts, mining reserves and the reserve for obsolete and slow-moving inventories. Actual results could differ from those estimates.

Cash and Equivalents

For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2011, the Company had restricted cash of $3,000,000 in the bank as collateral for obtaining bank loans.  At December 31, 2010, the Company had restricted cash of $220,217 in the bank pledged for coal mine safety required by the Heilongjiang Board for Overseeing Safety Production.  In 2011, the $220,217 restricted cash was released by Heilongjiang Board for Overseeing Safety Production as a result of the Company’s direct deposit to the related bureau.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company did not have any bad debt allowance at December 31, 2011 and 2010. As of December 31, 2011 and 2010 the Company had accounts receivable of $2,308,888 and 212,414, respectively.

Inventory

Inventory consists of coal extracted from the ground that is available for delivery to customers, and extracted coal removed from the ground but not yet processed through a wash plant. Inventory is valued at the lower of average cost or market, cost being determined on a first in, first out method and including labor costs, all expenditures directly related to the removal of coal, and amortization of mining rights and asset retirement cost.

Prepaid Mining Rights

Prepaid mining rights represent the portion of the mining rights for which the Company has previously paid.   Prepaid mining rights are expensed based on actual production volume during the period. See additional discussion in Note 6, “Prepaid Mining Rights.”

Goodwill

Goodwill is the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with   Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, “Intangibles-Goodwill and Other”, goodwill is not amortized but is tested for impairment, annually or when circumstances indicate an impairment may exist. Impairment testing is performed at a reporting unit level. An impairment loss generally would be recognized when the carrying amount of the reporting unit exceeds its fair value with the fair value of the reporting unit determined using discounted cash flow (DCF) analysis. A number of significant assumptions and estimates are involved in the application of the DCF analysis to forecast operating cash flows, including the discount rate, the internal rate of return, and projections of realizations and costs to produce. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated.

On April 4, 2008, the Company completed the acquisition of 90% of Xing An pursuant to the Agreement for a price determined by multiplying the number of shares of SGZH outstanding just prior to the transaction (400,000 Series A preferred shares and 6,932,582 common shares) by the average stock price of SGZH stock two days before and two days after the Agreement date. In connection with the transaction, the Xing An shareholders received 8 million shares of SGZH common stock and $30 million, which was treated as a dividend  and recorded as a charge to retained earnings.  The total consideration exceeded the fair value of the net assets acquired by $26,180,923, which was recorded as goodwill. As a result of the acquisition, the Xing An Shareholders owned 53% of the combined company. For accounting purposes, the acquisition of Xing An by SGZH was accounted for as a reverse acquisition of SGZH by Xing An.  As of December 31, 2011 and 2010, the Company concluded there was no impairment of the goodwill.

Asset Retirement Cost and Obligations, Deposit for Mine Restoration

The Company uses   FASB ASC Topic 410, “Asset Retirement and Environmental Obligation”. This Statement generally requires the Company’s legal obligations associated with the retirement of long-lived assets are recognized at fair value at the time the obligations are incurred. Obligations are incurred when development of a mine commences for underground mines or construction begins for support facilities, refuse areas and slurry ponds. The obligation’s fair value is determined using DCF techniques and is accreted over time to its expected settlement value. Upon initial recognition of a liability, a corresponding amount is capitalized as part of the carrying amount of the related long-lived asset. Amortization of the related asset is calculated on a unit-of-production method by amortizing the total estimated cost over the salable reserves determined under SEC Industry Guide 7, multiplied by the production during the period. The Company reviews its asset retirement obligations at least annually and makes necessary adjustments for permit changes as granted by state authorities and for revisions of estimates of the amount and timing of costs. For ongoing operations, adjustments to the liability result in an adjustment to the corresponding assets.  At December 31, 2011 and 2010, there were no adjustments of the asset retirement obligations.

Xing An voluntarily applied to Daxinganling District Environment Protection Bureau for the asset retirement obligation and is obligated to account for land subsidence, restoration, rehabilitation and environmental protection at a rate of RMB 1 per ton based on total reserves at the end of the useful lives of the mines.

From January 1, 2009, Xing An and Tong Gong were required by the local Environment Protection Bureau and Heilongjiang Province National Land and Resources Administration Bureau (“HPNLRAB’) to deposit RMB 18,886,500 ($2,765,632) and RMB 5,000,000 ($731,090), respectively, within a certain period of time to a bank account held by local mining authority for land subsidence, restoration and rehabilitation when the mine is fully depleted.  At December 31, 2011, Xing An deposited RMB 5,665,950 ($899,229) and Tong Gong deposited RMB 2,043,280 ($324,284). See additional discussion in Note 12, “Asset Retirement Cost and Obligations.”

Environmental Costs

The PRC has environmental laws and regulations that affect the coal mining industry. The outcome of environmental liabilities under proposed or future environmental legislation cannot be reasonably estimated at present, and could be material. Under existing legislation, however, Company management believes there are no probable liabilities that will have a material adverse affect on the financial position of the Company.

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of December 31, 2011 and 2010, there were no impairments of its long-lived assets.

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

The Company follows FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), codified in FASB ASC Topic 740. When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interests associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. At December 31, 2011 and December 31, 2010, the Company did not take any uncertain positions that would necessitate recording of a tax related liability.

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

When the Company purchases coal from other mining companies, its customers pick up the coal at those coal mines’ premises or the coal is shipped directly from other coal mining companies. Purchases and shipments of coal from other mining companies are arranged simultaneously.  Sales of brokered coal are recognized at the time of delivery.

Sales represent the invoiced value of coal, net of value-added tax (“VAT”). All Company coal sold in the PRC is subject to a value-added tax of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing the finished product. The Company records VAT payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government.

Cost of Goods Sold

Cost of goods sold (“COGS”) consists primarily of amortization of  mining rights, direct material, direct labor, depreciation of mining plant items such as the underground tunnel and the major mine well and related expenses, which are directly attributable to the production of coal. Write-down of inventory to lower of cost or market is also recorded in COGS.

Resource Compensation Fees

In accordance with the relevant regulations, a company engaged in coal production is required to pay a fee to the HPNLRAB for the depletion of coal resources. Tong Gong is required to pay mineral resource fees of RMB 3 ($0.47) per ton for its total production during the year; Xing An is required to pay resource fees at 1% of its total sales.  The Company expenses such costs as General and Administrative (“G&A”) expense when incurred.

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist primarily of accounts and other receivables. The Company does not require collateral or other security to support these receivables. The Company concentrates its sales to a certain number of customers, 99% of the sales to two customers in 2011 and 89% of the sales to three customers in 2010. The Company conducts periodic reviews of its customers’ financial condition and customer payment practices to minimize collection risk on its receivables.

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

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows,” (codified in FASB ASC Topic 230), cash flows from the Company’s operations are calculated based upon the local currencies.  As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.  Cash from financing activity excluded the effect of loan forgiveness by the principal shareholder for $ 380,338.

Basic and Diluted Earnings (Loss) per Share (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares, warrants and stock options had been issued and if the additional common shares were dilutive. Diluted EPS are based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options and the if-converted method for the outstanding convertible preferred shares. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, convertible outstanding instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). During 2011, there were no diluted shares for options and warrants as a result of their anti-dilutive feature. The following tables present a reconciliation of basic and diluted earnings per share:

	Years Ended December 31,
	2011	2010

Net income	$15,244,302	$13,399,206

Weighted average shares outstanding - basic	18,788,144	14,932,582
Effect of dilutive securities:
Series “A” preferred stock	400,000	400,000
Options issued	-	9,557
Weighted average shares
outstanding - diluted	19,188,144	15,342,139

Earnings per share – basic	$0.81	$0.90
Earnings per share – diluted	$0.79	$0.87

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

As of December 31, 2011 and 2010, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

The Company uses SFAS No. 130 “Reporting Comprehensive Income” (codified in FASB ASC Topic 220). Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for 2011 and 2010 consisted of net income and foreign currency translation adjustments.

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

New Accounting Pronouncements

In September 2011, the FASB issued ASU 2011-08, "Testing Goodwill for Impairment." ASU 2011-08 will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. ASU 2011-08 will be effective for annual and interim goodwill impairment tests performed for annual reporting period beginning after December 15, 2011, with early adoption permitted. The Company is currently evaluating this guidance, but does not expect the adoption will have a material impact on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, "Comprehensive Income: Presentation of Comprehensive Income." ASU 2011-05 will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. ASU 2011-05 does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. ASU 2011-05 will be effective for the first interim and annual periods beginning after December 15, 2011. Further, in December 2011, the FASB issued ASU 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05." The Company believes the adoption of this guidance concerns disclosure only and will not have a material impact on its consolidated financial statements.

In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-04, "Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." ASU 2011-04 changes the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements in order to improve consistency in the application and description of fair value between U.S. GAAP and International Financial Reporting Standards ("IFRS"). ASU 2011-04 clarifies how the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets and are not relevant when measuring the fair value of financial assets or of liabilities. In addition, ASU 2011-04 expanded the disclosures for the unobservable inputs for Level 3 fair value measurements, requiring quantitative information to be disclosed related to (1) the valuation processes used, (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, and (3) use of a nonfinancial asset in a way that differs from the asset's highest and best use. ASU 2011-04 will be effective for the first interim and annual reporting period beginning after December 15, 2011 and early adoption is prohibited. The Company is currently evaluating the future impact of this new accounting update on its consolidated financial statements.

3.    INVENTORY

Inventory, at December 31, 2011 and December 31, 2010, consisted of coal.

4.    PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at December 31 2011 and 2010:

	2011	2010
Building	$5,437,621	$5,173,404
Mining structure	11,395,389	10,194,706
Production equipment	4,888,315	4,401,647
Office equipment	69,512	70,167
Vehicles	268,689	201,297
	22,059,526	20,041,221
Less: Accumulated depreciation	(9,132,535)	(7,269,057)
	$12,926,991	$12,772,164

Depreciation for 2011 and 2010 was $1,530,200 and $1,531,000, respectively.

5.   OTHER RECEIVABLES AND DEPOSITS

Other receivables include advances to employees for traveling and other business related expenses. Deposits mainly represented deposits to the government for safety deposit and certain mining certificates issued by the specific PRC authorities.

In addition to the above, on January 20, 2011, the Company signed an advance agreement with an owner of a coal mine in Guizhou China.  Pursuant to the agreement, the Company advanced a refundable RMB 30 million ($4,575,000, the maximum amount provided under the agreement) to an escrow account to be used for improvements to this mine.  In addition, the Company intends to undertake the acquisition of the mine from the individual owner if the owner can complete the necessary restructuring of the mine as appropriate for acquisition and the new mining company after the restructuring has received all government required permits for normal production.  If the potential acquisition goes forward, the escrow amount will be treated as partial consideration.  If not, the amount will be reimbursed to the Company. During 2011, the owner completed the mine improvement construction and organization restructure as appropriate for potential acquisition. The renovated mine has been in official testing running since July 2011, currently in the process of applying for all necessary mining and operating permits. The Company expects to undertake the acquisition of the mine soon after all the necessary permits are in place during 2012.

6.   PREPAID MINING RIGHTS

Prepaid mining rights are the portion of the mining rights for which the Company previously paid. The price is determined by the local mining bureau from which the Company acquired its mining rights, based in part on market price set by the Heilongjiang Province National Land and Resources Administration Bureau (“HPNLARB”) and in part on negotiations with the local mining bureau. The price is established at the time of payment, regardless of when production of the underlying coal occurs. The price for Tong Gong was RMB 8 ($1.17) per ton for 2008 through 2011 and RMB 3.09 ($0.43) per ton for 2005 through 2007; the price for Xing An was RMB 9 ($1.32) per ton for 2008 through 2011, and RMB 6 ($0.85) per ton for 2006 and 2007, and RMB 4 ($0.50) per ton for 2005.  Xing An paid in full for the mining right in June 2008. Tong Gong needs to pay the remaining balance of $897,589 by September 30, 2017. For any mining rights granted prior to September 1, 2006, the Company is generally required to pay for the entire amount of coal underlying such mining rights within five years from the date such right is granted unless specific good cause exists for extension. Effective September 1, 2006, under the authority of the Heilongjiang Geology and Mineral Exploration Office, the Company has ten years to pay for the coal underlying any mining rights granted on or after such date.

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

The Company’s prepaid mining rights consisted of the following at December 31, 2011 and 2010:

	2011	2010
Prepaid mining rights	$27,321,545	$25,993,978
Less: Amortized portion	(12,587,402)	(10,193,058)
Prepaid mining rights, net	$14,734,143	$15,646,300

The Company amortizes the mining rights by using total cost of mining rights (the sum of those for which the Company has paid and those for which the Company is still committed to pay) divided by total salable reserves determined under SEC Industry Guide 7, multiplied by production during the period.  The cost of unpaid mining rights is assumed to be the same as the most current price per ton paid by the Company (RMB 8 ($1.17) per ton).  Amortization was $1,670,000 and $1,644,000 for 2011 and 2010, respectively.

As of December 31, 2011 and December 31, 2010, the total quantity of coal the Company is legally allowed to extract under the mining rights of Xing An and Tong Gong was 25,931,500 tons (as per above table); however, as noted in the table above, this amount reflects the in place resources on which the mining rights are based and to which those mining rights extend. But these amounts, determined by the appropriate PRC authorities, do not coincide with the definition of proven and probable product reserves of SEC Industry Guide 7, which would be 8.32 million tons as of December 31, 2011. The Company paid for 25,165,295 tons at December 31, 2011, and is committed to pay for 766,205 tons of coal at RMB 8 ($1.17) per ton, or $897,589, which must be paid by September 30, 2017. The prepayment of mining rights is accounted for similar to a royalty agreement as neither the payment terms nor the price per ton is fixed.

7.   CONSTRUCTION IN PROGRESS

Construction in progress is the amount paid for the Xing An mines’ maintenance and retrofit project which commenced at the end of 2009. The construction will take about 30 months to finish. The estimated cost for the retrofit was approximately $15.5 million; the Company has incurred $13.5 and $6.13 million as of December 31, 2011 and 2010, respectively.

8.   RELATED PARTY TRANSACTIONS

Lease from shareholder

Xing An leases its office and certain office equipment under long-term leases from a principal shareholder for approximately $1,800 (RMB12,500) per month. The operating lease requires Xing An to pay certain operating expenses applicable to the leased premises.

Advance from shareholder

At December 31, 2010, the Company owed its CEO $3,180,338, for short-term advances as a result of this shareholder paying certain U.S. headquarters’ G&A expenses for the Company. This short-term advance was payable upon demand with no collateral required. Imputed interest expense is charged at 6% on the amount due at the balance sheet date for the close of that period and is included as additional paid-in capital. The Company repaid $2.8 million to its CEO in January 2011, and the remaining $380,338 was waived by the CEO and accordingly, was recorded as additional paid in capital to the Company.

9.   ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at December 31, 2011 and 2010:

	2011	2010
Accrued liabilities	$50,552	$198,977
Other payables
Education and union outlays	160,723	145,488
Refundable deposit from a contractor for Tong Gong’s mining work	317,415	-
Transportation infrastructure construction fee	447,317	1,171,922
Mine security special purpose fee	42,348	83,772
Deposit from constructor for quality assurance on mine shaft maintenance	-	679,481
Coal price adjustment fund	42,348	167,545
Resource compensation fee	96,667	198,339
Others	27,542	129,454
Subtotal	1,134,360	2,576,001
Total	$1,184,912	$2,774,978

Accrued liabilities mainly represented accrued payroll, welfare and legal and audit expense.  Transportation infrastructure construction fees was a fee for Tong Gong and Xing An levied by the provincial government at RMB 10 ($1.5) per ton based on sales volume; Coal mine security special purpose fee was a fee for Tong Gong levied by the local authority at RMB 10 ($1.56) per ton based on sales volume; Coal price adjusting fund was a fee for Tong Gong levied by the local authority at RMB 10 ($1.55) per ton for 2011 based on sales volume.

10.   TAXES PAYABLE

Taxes payable consisted of the following at December 31, 2011 and December 31, 2010:

	2011	2010
Income tax	$(173,029)	$1,790,990
Value added tax	1,451,208	1,468,677
Resource tax	69,721	73,163
Other	8,290	7,000
Total	$1,356,191	$3,339,830

11.   LONG TERM PAYABLE

At December 31, 2010, long term payable is a refundable deposit from an independent contractor which is responsible for the mining work at Tong Gong mine site. The Company outsourced Tong Gong mining work for 3 years from October 1, 2009 to September 30, 2012, and the contractor was required to pay a deposit for mining safety assurance, which will be refunded to this contractor when the contract expires.  At December 31, 2011, the long term payable was reclassified to current liabilities.

12. LOAN PAYABLE AND DEPOSIT FOR COAL TRADING

In connection with the Company’s program to purchase and export U.S. coal and other mineral products described hereinafter, on May 25, 2011, the Company entered into a $3,000,000 a promissory Note with a bank in California with maturity on May 25, 2012.  The interest rate on this Note is subject change from time to time based on changes of the lender’s prime rate minus 1%, resulting in an initial interest rate of 2.25%.  The Company will pay this loan in one payment of all outstanding principal plus all accrued unpaid interest on maturity.  In addition, the Company will pay regular monthly interest payments for all accrued unpaid interest due as of each payment date, beginning June 25, 2011, with all subsequent interest payments to be due on the same day of each month after that.  The Company paid $32,444 interest on this loan for the year ended December 31, 2011. The loan was secured by depositing $3,000,000 restricted cash in the same bank.

The loan amounts were used by the Company to initial its program to purchase and export the U.S. coal and other mineral products. At December 31, 2011, the Company had a refundable deposit of $2,935,530 as an advance for coal trading business with certain U.S. brokers. The company plans to export coal and other mineral products from the U.S. to China. In June 2011, the company made these refundable advances to coal brokers as deposits for buying coal and other mineral products in the U.S. The advances will be applied to the purchase price or refunded if no purchase is made. The Company is currently coordinating with end users in China for coal trading and expects to make the first delivery in the near future.

13.  ASSET RETIREMENT COST AND OBLIGATION

Xing An voluntarily applied to Daxinganling District Environment Protection Bureau for asset retirement obligation to get a tax deduction and is obligated to account for land subsidence, restoration, rehabilitation and environmental protection at a rate of RMB 1 ($0.16) per ton for total reserves at the end of the useful lives of the mines.  These activities include reclaiming the pit, sealing portals at underground mines, and reclaiming and vegetating refuse areas.

Effective January 1, 2009, Xing An and Tong Gong were required by the local Environment Protection Bureau and HPNLRNB to deposit RMB 18,886,500 ($2,765,632) and RMB 5,000,000 ($731,090), respectively, within a period of time presently expected to be three to five years to a bank account held by local mining authority for land subsidence, restoration and rehabilitation when the mine is fully depleted.  At December 31, 2011, Xing An deposited RMB 5,665,950 ($899,229), and Tong Gong deposited RMB 2,043,280 ($324,284).

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

Asset Retirement Cost at December 31, 2011 and 2010 was:

	2011	2010
Asset retirement cost	$4,725,157	$4,495,560
Less: Accumulated amortization	(2,098,895)	(1,699,040)
	$2,626,262	$2,796,520

Amortization for asset retirement cost for the years ended December31, 2011 and 2010 was $305,420 and $316,290, respectively.

Changes in Asset Retirement Obligation for the years ended December 31, 2011 and 2010 consisted of the following:

	2011	2010
Balance at Beginning of Period	$4,243,129	$4,060,461
Accretion of interest expense	223,674	205,128
Deposit for mine restoration during the period	-	(149,683)
Foreign currency translation gain	222,311	127,223
Ending balance	$4,689,114	$4,243,129

14.  DEFERRED TAX ASSET, NET

Deferred tax asset is the difference between the tax and book depreciation of mining shafts using unit-of-production method, amortization of mining rights for reserves under SEC Industry Guide 7, and amortization of asset retirement cost. In addition, effective May 1, 2011, safety and maintenance expense can only be deductible under PRC tax law when the expense is incurred. Also effective May 1, 2011, Tong Gong is required to pay safety and maintenance expense at a predetermined rate per ton to the local government. The Company records this payment as an expense and also records a deferred tax asset for future tax deduction when the expense is actually incurred. The amount paid to the government can be recovered from the local government under certain circumstances. However, it is not clear whether the Company will be able to recover the amount paid to the government. Accordingly, the payments to government are recorded as an expense.

Deferred tax liability consisted of tax-deductible safety and maintenance expenses to be incurred in the future for coal produced. It is deductible for tax purposes at a predetermined rate per ton of coal produced per year.  For financial reporting purposes, this was recorded as an appropriation of retained earnings. As defined under U.S. GAAP, a liability for safety and maintenance expenses does not exist at the balance sheet date because there is no present obligation to transfer assets or to provide services as a result of any past transaction (see Note 16 – Statutory Reserves).

Deferred tax asset (liability) consisted of the following at December 31, 2011 and 2010:

	2011	2010
Deferred tax asset for amortization of mining rights, amortization of asset retirement cost and depreciation of assets using unit-of-production method and mine safety and maintenance expenses	$2,711,841	$2,205,616

Deferred tax liability for statutory reserves for Mine safety and maintenance expenses	(2,318,198)	(2,021,184)
Net deferred tax asset	$393,643	$184,432

15.  INCOME TAXES

The Company is subject to income taxes by entity on income from the tax jurisdiction in which each entity is domiciled.

U.S. China Mining Group, Inc., the U.S. parent company, was incorporated in Nevada and has net operating losses (“NOL”) for income tax purposes.  The U.S. parent company has NOL carry forwards for income taxes of approximately $5.45 million at December 31, 2011, which may be available to reduce future years’ taxable income as NOLs can be carried forward up to 20 years from the year the loss is incurred. Management believes the realization of the benefits from these losses is uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided for the U.S. parent company.

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

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31, 2011 and 2010:

	2011	2010
U.S. statutory rates	34.0%	34.0%
Tax rate difference	(4.1)%	(9.9)%
Permanent difference - change in fair value of warrants derivative	(21.7)%	0.5%
Change tax rate on deferred tax	0%	1.2%
Valuation allowance on U.S. NOL	3.6%	3.4%
Other	0%	-%
Effect of tax holiday	0%	%
Tax per financial statements	11.8%	29.2%

The provisions for income tax for the years ended December 31, 2011 and 2010 consisted of the following:

	2011	2010
Income tax expense - current	$2,229,357	$5,252,996
Income tax expense (benefit) - deferred	(194,909)	263,726
Total income tax expense	$2,034,448	$5,516,722

16.  MAJOR CUSTOMERS AND VENDORS

Two customers accounted for 81% and 18% of the Company’s sales for 2011.  Three customers accounted for 60%, 19% and 10% of the Company’s sales for 2010.

At December 31, 2010 and 2009, the total receivable balance due from these customers was $2,308,888 and $212,414, respectively.

There were no major vendors for the Company for the years ended 2011 and 2010.

17.  STATUTORY RESERVES

Pursuant to the corporate law of the PRC effective January 1, 2006, the Company is now only required to maintain one statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings.

Surplus reserve fund

The Company’s Chinese subsidiaries are required to transfer 10% of each subsidiary’s net income, as determined under PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. The Company’s Chinese subsidiaries are not required to make appropriation to other reserve funds and do not have any intentions to make appropriations to any other reserve funds. There are no legal requirements in the PRC to fund these reserves by transfer of cash to restricted accounts, and the Company’s Chinese subsidiaries do not do so.

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

Common welfare fund

Common welfare fund is a voluntary fund that the Company can elect to transfer 5% to 10% of its net income, as determined under PRC accounting rules and regulations, to this fund.  The Company did not make any contribution to this fund during 2011 and 2010. This fund can only be utilized on capital items for the collective benefit of the Company’s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation.

Non-Surplus reserve fund (Safety and Maintenance)

According to ruling No. 119 (2004) issued May 21, 2004, and amended ruling No. 168 (2005) on April 8, 2005 by the PRC Ministry of Finance (“MOF”) regarding “Accrual and Utilization of Coal Production Safety Expense” and “Criterion on Coal Mine Maintenance and Improvement”, the Company is required to accrue safety and maintenance expenses monthly to the cost of production. The amount of the accrual is determined based on management’s best estimates within the unit price range provided by MOF of PRC. Currently, Xing An accrues at RMB 8.7 ($1.27) per ton for safety expense and RMB 3 ($0.44) per ton for maintenance for the quantity of coal produced; and Tong Gong accrues at RMB 6 ($0.88) per ton for safety expense and RMB 8.7 ($1.27) per ton for maintenance for the quantity of coal produced. As defined under U.S. GAAP, a liability for safety and maintenance expenses does not exist at the balance sheet date because there is no present obligation to transfer assets or to provide services as a result of any past transactions. Therefore, for financial reporting purposes, this reserve was recorded as an appropriation of retained earnings.

According to the ruling No. 1 (2009) of Heilongjiang province and practice requirement of Heihe government, Tong Gong is required to pay additional safety and maintenance expenses at RMB 10 per ton to the local government. The Company records this payment as an expense. The amount paid to the government can be recovered from the local government under certain circumstances. However, it is not clear whether the Company will be able to recover the amount paid to the government. Accordingly, the payment to government is recorded as an expense.

The statutory reserves were as follows as of December 31, 2011 and 2010:

	2011	2010
Statutory surplus reserve	$3,229,391	$3,187,265
Safety and Maintenance reserve	8,676,020	7,349,339
Total	$11,905,411	$10,536,604

18.  SHAREHOLDERS’ EQUITY

SHARES ISSUED THROUGH PRIVATE PLACEMENT

On January 7, 2011, U.S. China Mining Group, Inc. entered into a Securities Purchase Agreement with investors, pursuant to which the Company sold to the Investors, in a private placement transaction, 3,750,000 Units at $4.00 per Unit. Each Unit is comprised of (i) one share of our common stock, par value $0.001 per share, and (ii) a five-year warrant (the “Investor Warrant”) to purchase 0.5 shares of our Common Stock at $6.80 per share. In connection with the closing of the Private Placement, we received $13,650,500 after payment of $1,349,500 of cash commissions to the Placement Agent, and other offering expenses and related costs in connection with the Private Placement. In addition, we issued to the Placement Agents five-year warrants to purchase 375,000 shares of our Common Stock, at $6.80 per share.

The Investor Warrants can be called by the Company for no consideration at any time after the shares of Common Stock underlying the Investor Warrants are registered for resale under an effective registration statement if the volume-weighted average trading price of the Common Stock for any 20 consecutive trading days equals or exceeds $12.00 per share and if the average trading volume during such 20-day period equals or exceeds 1,200,000.  The Investor Warrants and Agent Warrants may be exercised in cash or pursuant to a cashless exercise; however the Investor Warrants may only be exercised by cashless exercise if the Warrant Shares have not been registered for resale in an effective registration statement within 12 months of their issuance. The exercise price of the Investor Warrants and the Agent Warrants is subject to adjustment for stock splits, stock dividends, recapitalizations and the like. The exercise price is subject to adjustment upon issuance of additional shares or common stock equivalents at a price below the existing exercise price based on a formula defined in the agreement.

The Company accounted for the warrants issued to the investors and placement agents based on the fair value method under ASC Topic 505. The fair value of the warrants was calculated using the Black Scholes Model and the following assumptions: estimated life of five years, volatility of 100%, risk free interest rate of 2.76%, and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options and warrants. The fair value of the warrants at grant date was $13,153,426.  Accordingly to FASB ASC 815-40-55, the warrants were classified as a liability on the balance sheet and adjusted to fair value at each reporting period as they have a ratchet provision for adjusting the strike price if equity is issued at a later date at a price below the strike price. The Company adjusted the derivative liability to $1,845,245 for warrants at December 31, 2011, and recognized a gain of $11,308,181 during 2011.

MAKE GOOD PROVISION

The make good pledgor, Mr. Guoqing Yue, Chairman of the board of directors of the Company, agrees to pledge 500,000 Ordinary Shares owned by the Make Good Pledgor (the “Make-Good Shares”) with a fair value at December 31, 2011 of $550,000.  The Make-Good Shares shall be reserved for the benefit of the Investors, and shall be issued to the Investors in the event that (i) the net revenue of the Company reported for the existing business segments (excluding any future acquisitions) in the Annual Report of the Company on Form 10-K (or such other form appropriate for such purpose as promulgated by the Commission) for 2011, as filed with the Commission (the “2011 Annual Report”), is less than $81,300,000 for 2011 (the “2011 Guaranteed Amount”) or (ii) the net revenue of the Company reported for the existing business segments (excluding any future acquisitions) in the Annual Report of the Company on Form 10-K (or such other form appropriate for such purpose as promulgated by the Commission) for 2012, as filed with the Commission (the “2012 Annual Report”), is less than $102,000,000 for 2012 (the “2012 Guaranteed Amount”), then in either case, the Make Good Escrow Agent (on behalf of the Make Good Pledgor) will, without any further action on the part of the Investors, transfer a number of Make Good Shares (as calculated below) to the Investors on a pro-rata basis (determined by dividing each Investor’s Investment Amount by the aggregate of all Investment Amounts delivered to the Company by the Investors hereunder) for no consideration other than payment of their respective Investment Amount paid to the Company at Closing.  If the net revenue of the Company for the existing business segments (excluding any future acquisitions) for 2011 equals or exceeds the 2011 Guaranteed Amount, then 50% of the Make Good Shares will be released back to the Make Good Pledgor.  The number of Make Good Shares transferable to Investors shall be calculated as follows:

(i)           For 2011, the number of Make Good Shares transferable to Investors shall be equal to (A) the 2011 Guaranteed Amount less the actual net revenues of the Company for the existing business segments (excluding any future acquisitions) as reflected in the 2011 Annual Report, divided by (B) the 2011 Guaranteed Amount multiplied by the aggregate number of Make Good Shares; and

(ii)          For 2012, the number of Make Good Shares transferable to Investors shall be equal to (A) the 2012 Guaranteed Amount less the actual net revenues of the Company for the existing business segments (excluding any future acquisitions) as reflected in the 2012 Annual Report, divided by (B) the 2012 Guaranteed Amount multiplied by the aggregate number of remaining Make Good Shares that have not been released to the Make Good Pledgor or transferred to the Investors.

At December 31, 2011, the Company didn’t meet the 2011 Guaranteed Amount of $81,300,000; accordingly, 168,006 shares will be transferred to investors.  Since the shares were issued in connection with the equity financing, the fair value of the make good shares was debited and credited to additional paid in capital.

REGISTRATION RIGHTS AGREEMENTS

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

 In the event the registration statement has not been filed or declared effective within the prescribed time period or if the Company has failed to maintain the effectiveness of the registration statement as required, the Company shall pay to the Investors liquidated damages equal to 1.0% of the amount invested for each subsequent 30-day period until the registration statement becomes effective, up to a maximum of 10.0%, and prorated for any period of less than 30 days. On February 14, 2011, the Company filed registration statement with the SEC, which was declared effective on March 24, 2011.

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

Based on the fair value method under SFAS 123R (codified in FASB ASC Topic 718), the fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk free interest rate is based upon market yields for U.S. Treasury debt securities at a maturity near the term remaining on the option. Dividend rates are based on the Company’s dividend history. The stock volatility factor is based on the historical volatility of the Company’s stock price. The expected life of an option grant is based on management’s estimate as no options have been exercised in the Plan to date. The fair value of each option grant to employees is calculated by the Black-Scholes method and is recognized as compensation expense over the vesting period of each stock option award. For stock options issued, the fair value was estimated at the date of grant using the following range of assumptions:

The options vested upon issuance and have a life of 5 years, with volatility of 100%, risk free interest rate of 3.76%, and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options.

The following table summarizes activities of these options:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2010	75,000	5.61	4.19
Exercisable at January 1, 2010	65,000	5.50	4.19
Granted	20,000	9.30	5.00
Exercised	-		-
Outstanding at December 31, 2010	95,000	6.39	3.40
Exercisable at December 31, 2010	85,000	6.04	3.91
Granted	70,000	4.50	5.00
Exercised	-	-	-
Outstanding at December 31, 2011	165,000	$5.59	3.15
Exercisable at December31, 2011	130,000	5.88	2.88

The Company recorded $266,590 and $147,456 of compensation expense for stock options during 2011 and 2010, respectively. There were no options exercised during the years ended 2011 and 2010.

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

On January 18, 2011, the Company agreed to issue the warrants to another IR firm as follows:

For each six-month period, Warrants will be issued to purchase 20,000 shares at $6.00 per share.  Warrants to purchase 20,000 shares for the first six months of service were issued by April 18, 2011 (the “Tranche 1 Warrant”) and will vest on July 18, 2011 and will expire on July 18, 2014.  Warrants to purchase 20,000 shares for the second six months of service will be issued by October 18, 2011 and will vest on January 18, 2012 and will expire on January 18, 2015.  Additionally, warrants to purchase 40,000 shares will be issued if the share price trades above $12 and the stock achieves an average daily trading volume (“ADTV”) of 50,000 for 30 days.  These last warrants will be issued as soon as the milestone is met and will carry an exercise price of $6.80 and will vest immediately upon issuance and will expire three years from the date of issue. The Company accounted for warrants issued to this investor relations firm based on ASC 505-50 at each balance sheet date as described above. The warrants are classified as equity instruments and are exercisable into a fixed number of common shares. There is no commitment or requirement to change the quantity or terms based on conditions to the counterparty’s performance or market conditions.  The fair value of the warrants for the Tranche I and II Warrant was calculated using the following assumptions: estimated life of five years, volatility of 100%, risk free interest rate of 2.76%, and dividend yield of 0%. The fair value of Tranche 1 Warrant that was issued at April 18, 2011 was $36,857. The fair value of Tranche II Warrant that was issued at October 18, 2011 was $8,407.

The following table summarizes activity for the warrants to certain investor relations firms:

	Number of Shares	Average Exercise Price per Share	Weighed Average Remaining Contractual Term in Years
Outstanding at January 1, 2010	-	$-	-
Granted	200,000	9.50	5.00
Exercised	-
Forfeited	-
Outstanding at December 31, 2010	200,000	9.50	4.29
Exercisable at December 31, 2010	200,000	9.50	4.29
Granted	40,000	6.00	3.00
Exercised	-
Forfeited	-
Outstanding at December 31, 2011	240,000	8.92	3.17
Exercisable at December 31, 2011	240,000	8.92	3.17

The Company recorded $259,110 and $596,580 warrants expense during 2011 and 2010. There were no warrants exercised during 2011.

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

The Company leases its principal executive office, which is approximately 1,500 square feet, in Los Angeles, California, and headquarters some administrative staff and oversees its operations in the PRC. The lease agreement for this office is from September 1, 2008 to June 30, 2011, for annual rent of $57,516. The Company renewed this lease to June 30, 2012 at expiration for annual rent of $56,000, and the Company has the option to renew this lease.

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

The Company leases the office for Xing An in Jiagedaqi City and certain office equipment from a principal shareholder under long-term lease agreements with monthly payments of approximately $1,800 (RMB 12,500) expiring July 30, 2015. The operating lease agreements provide the Company pays certain operating expenses applicable to the leased premises.

The Company’s rental expense for 2011 and 2010 was $80,000 and $80,000, respectively.

As of December 31, 2011, the future minimum annual lease payments required under operating leases, are as follows by years:

2012	$59,944
2013	21,600
2014	21,600
2015	12,600

Total	$115,744

20. ACQUISITION OF COAL MINES

On May 19, 2010, the Company entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") to acquire the Erdos City Dongsheng District Liujiaqu Coal Mine ("Liujiaqu Coal Mine") in the Inner Mongolia region of the PRC (Refer to the 8-K the Company filed on May 22, 2010 for relevant disclosure for this transaction). The acquisition of Liujiaqu Coal Mine had not been completed as of December 31, 2011. The parties are reviewing the potential impact on the transaction of new municipal policy and requirements of Erdos City and have not scheduled a date for completion of the transaction.  The Company did not make any deposit for this acquisition.

On January 20, 2011, the Company signed an advance agreement with an individual owner of a coal mine located in Guizhou China. Pursuant to the agreement, the Company has advanced a refundable RMB 30 million (approximately $4,525,000, the maximum amount provided under the agreement) to an escrow account to be used for improvements to this mine. In addition, the Company intends to undertake the acquisition of the mine from the individual owner if the owner can complete the necessary restructuring of the mine as appropriate for acquisition and the new mining company after the restructuring has received all government required permits for normal production. If the potential acquisition goes forward, the escrow amount will be treated as partial consideration. If not, the amount will be reimbursed to the Company. During 2011, the owner completed the mine improvement construction and organization restructuring as appropriate for potential acquisition. The renovated mine has been in official test runs since July 2011, and is currently in the process of applying for all necessary mining and operating permits. The Company expects to undertake the acquisition of the mine soon after all the necessary permits are in place during 2012.

During 2011, the Company started to execute its plan to export coal and other mineral products from the U,S. to China.  The Company made a total of $2.9 million refundable advances as of December 31, 2011 through coal brokers as deposits for buying coal and other mineral products in the U.S. The advance will be applied to the purchase price or refunded if no purchase is made. We are currently coordinating with China’s end users for coal trading and expect to make the first delivery in the near future.

21.  U.S. PARENT COMPANY BALANCE SHEET AS OF DECEMBER 31, 2011 and 2010

	2011	2010
ASSETS
Cash	$296,699	$19,824
Restricted cash	3,000,000	-
Other receivables & prepaid expenses	8,941,100	27,050
Investment in subsidiaries	112,621,161	129,880,496
Goodwill	26,180,923	-
Property and equipment (net)	118,733	-
TOTAL ASSETS	$151,158,616	$129,927,370

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable & accrued expenses	$76,611	$200,000
Loan payable	3,000,000
Due to subsidiary	30,000,000	30,950,277
Advance from shareholder	2,000	3,180,338
Warrant derivatives liability	1,845,245
Total current liabilities	34,923,856	34,330,615

STOCKHOLDERS' EQUITY:
Series A Preferred Stock	400	400
Common stock	18,852	14,932
Additional paid-in capital	41,115,578	39,833,996
Accumulated other comprehensive income	9,576,877	5,468,674
Statutory reserve	11,905,411	10,536,605
Retained earnings	53,617,643	39,742,148

Total stockholders' equity	116,234,761	95,596,755
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$151,158,616	$129,927,370

Exhibit Number	Description

2.1	Plan of Exchange, dated September 23, 2004 by which Heritage Companies, Inc. shall acquire Harbin Yong Heng Ke Ji Fa Zhan You Xian Ze Reng Gong Si. (1)

2.2
Purchase and Sale Agreement By and Among Songzai Metal Products Co. Ltd and Songzai International Holding Group, Inc. (“Songzai”) covering the acquisition of certain assets formerly owned by Heihe Jinchang Coal Mine Co., Ltd. (2)

2.3
Stock Purchase Agreement dated as of December 31, 2007 by and among Songzai, Heilongjiang Xing An Group Hong Yuan Coal Mining Co., Ltd. (“Hong Yuan”), Heilongjiang Xing An Group Sheng Yu Mining Co., Ltd. (“Sheng Yu”), and the holders of 100% of the equity interests of Hong Yuan and Sheng Yu (the “Xing An Shareholders”). (3)

2.4
Asset Purchase Agreement, dated as of May 19, 2010, by and among Erdos City Bayinmengke Liujiaqu Coal Co., Ltd., Erdos City Bayinmengke Investment Group Co., Ltd., Shan Li and Liying Wang, and Songzai International Holding Group Inc. (15)

3.1	Articles of Incorporation dated June 7, 2001. (4)

3.2	Articles of Exchange among Harbin Yong Heng Ke Ji Fa Zhan You Xian Ze Reng Gong Si and the Company. (5)

3.3	Certificates of Amendments to Articles of Incorporation, dated October 23, 2003. (5)

3.4	Certificate of Amendment to Articles of Incorporation dated July 16, 2004. (4)

3.5	Certificate of Designation, Preference and Rights of Convertible Preferred Stock dated January 9, 2006. (4)

3.6	Certificate of Change Pursuant to NRS 78.209 as filed with the Secretary of State of Nevada on January 7, 2008. (6)

3.7	Amendment to Articles of Incorporation of the Company, dated as of July 1, 2010, changing the Company’s name to U.S. China Mining Group, Inc. (16)

3.8	the Company’s Second Amended and Restated By-laws (14)

4.1	Form of the Promissory Note issued to the Xing An Shareholders (7)

4.2	Form of Investor Warrant (17)

4.5	Form of Agent Warrant (17)

10.1	Escrow Agreement dated as of April 4, 2008, by and among the Company, the Xing An Shareholders and U.S. Bank (7)

10.2	Trust Agreement dated as of April 4, 2008, by and among the Company, the Xing An Shareholders and Anping Cang (7)

10.3	U.S. China Mining Group, Inc. 2009 Stock Incentive Plan (12)

10.4	Form of employment agreement between the Company and Hongwen Li (9)

10.5	Form of non-statutory stock option agreement with Yvonne Zhang (11)

10.6	Form of non-statutory stock option agreement with Elan Yaish (11)

10.7	First Amendment to Employment Agreement, dated as of January 14, 2011, by and between Hongwen Li and the Company. (18)

10.8	Form of director offer letter to Guoqing Yue (9)

10.9	Form of director offer letter to Elan Yaish (10)

10.10	Form of indemnification agreement with Elan Yaish (10)

10.11	Form of director offer letter to Yanlin Qu and Shengchun Liu (10)

10.12	Securities Purchase Agreement, by and among the Company, the Investors and, with respect to certain sections therein, Euro Pacific (17)

10.13	Registration Rights Agreement, by and among the Company, the Investors and, with respect to certain sections therein, Euro Pacific. (17)

10.14	Employment agreement between the Company and Xinyu Peng dated as of March 11, 2011. (19)

14	Code of Ethics (10)

21	List of subsidiaries (7)

23	Consent of John T. Boyd Company, independent geologists*

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer. *

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer. *

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer. *

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer. *

99.1	Coal Production Right Permit issued by the Heilongjiang Province Economy Committee, dated December 31, 2005. (4)

99.2	Safe Production Certificate issued by the Heilongjiang Coal Safety Inspection Bureau, dated February 16, 2006. (4)

99.3	Coal Mining Certificate No. 2300000520838 effective December 2005 (20)

99.4	Coal Mining Certificate No. C2300002009061120024549 effective April 29, 2010 (20)

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

* Filed herewith
** Furnished herewith

(1)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed on January 2, 2004

(2)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed on April 8, 2004.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 7, 2008.

(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB filed on March 31, 2006.

(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A filed on May 14, 2004.

(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 10, 2008.

(7)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on April 10, 2008.

(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on June 10, 2008.

(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 19, 2008.

(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 5, 2009.

(11)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 13, 2009.

(12)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed on April 17, 2009.

(13)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 30, 2009.

(14)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 4, 2009.

(15)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 25, 2010.

(16)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on August 16, 2010.

(17)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 12, 2011.

(18)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 18, 2011.

(19)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 14, 2011.

(20)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1/A filed on March 17, 2011.