Form 10-Q/A
period 2011-03-31
U.S. China Mining Group, Inc.
filed 2012-04-27
CIK 1145761

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares of common stock outstanding as of April 24, 2012: 18,852,582

Explanatory Note

This Amendment No. 1 to U.S. China Mining Group, Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2011, filed with the Securities and Exchange Commission dated May 16, 2011 (the "Form 10-Q"), is being filed to furnish a restatement of U.S. China Mining Group, Inc.’s financial statements. The impact of the restatement is more fully described in Note 20 to the Consolidated Financial Statements contained in this Amendment No. 1.

This Amendment No. 1 amends and restates in their entireties Items 1, 2, and 4 of Part 1 of the Form 10-Q.

This Amendment No. 1 does not otherwise change or update the disclosures set forth in the Form 10-Q as originally filed and does not otherwise reflect events occurring after the original filing of the Form 10-Q.

U.S. CHINA MINING GROUP INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

U.S. CHINA MINING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010

	2011	2010
	(Restated)
ASSETS

CURRENT ASSETS
Cash & equivalents	$49,683,307	$46,224,944
Restricted cash	222,444	220,217
Accounts receivable	172,704	212,414
Other receivables, deposits and prepayments	4,576,738	35,795
Inventory	2,622,322	1,117,086

Total current assets	57,277,515	47,810,456

NONCURRENT ASSETS
Goodwill	26,180,923	26,180,923
Prepaid mining right, net	14,835,155	15,646,300
Property and equipment, net	12,479,670	12,772,164
Construction in progress	12,979,741	6,130,861
Deferred tax asset, net	93,978	184,432
Asset retirement cost, net	2,663,325	2,796,520

Total noncurrent assets	69,232,792	63,711,200

TOTAL ASSETS	$126,510,307	$111,521,656

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,905,329	$1,906,255
Unearned revenue	356,600	178,380
Accrued liabilities and other payables	2,017,246	2,774,978
Taxes payable	2,820,726	3,339,830
Advance from shareholder	-	3,180,338

Total current liabilities	7,099,901	11,379,781

NONCURRENT LIABILITIES
Long-term payable	305,046	301,992
Warrant derivative liability	7,591,679	-
Asset retirement obligation, net of deposit for mine restoration of $1,175,833 and $1,164,062, respectively	4,341,123	4,243,129

Total noncurrent liabilities	12,237,848	4,545,121

Total liabilities	19,337,750	15,924,902

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
Series A Preferred Stock, $0.001 par value, 8,000,000 shares authorized, 400,000 shares issued and outstanding	400	400
Common stock, $0.001 par value, 100,000,000 shares authorized, 18,852,582 and 14,932,582 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	18,852	14,932
Additional paid in capital	40,994,531	39,833,996
Statutory reserves	11,489,676	10,536,604
Accumulated other comprehensive income	6,228,992	5,468,674
Retained earnings	48,440,107	39,742,148

Total stockholders' equity	107,172,558	95,596,754

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$126,510,307	$111,521,656

The accompanying notes are an integral part of the consolidated financial statements.

U.S. CHINA MINING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)

	2011	2010
	(Restated)

Net sales	$22,235,947	$12,558,119
Cost of goods sold	13,543,503	7,725,623

Gross profit	8,692,444	4,832,496

Operating expenses
Selling	359,648	565,828
General and administrative	2,523,097	935,791

Total operating expenses	2,882,745	1,501,619

Income from operations	5,809,699	3,330,877

Non-operating income (expenses)
Interest income	51,129	10,610
Interest expense	(68,704)	(85,671)
Warrant derivative income	5,561,747	-
Other income (expense)	(187)	-

Total non-operating expenses, net	5,543,985	(75,061)

Income before income tax	11,353,684	3,255,816
Provision for income tax	1,702,653	1,130,515

Net income	9,651,031	2,125,301

Other comprehensive income
Foreign currency translation gain (loss)	760,318	(213,823)

Comprehensive Income	$10,411,349	$1,911,478

Basic weighted average shares outstanding	18,591,249	14,932,582

Diluted weighted average shares outstanding	18,993,637	15,360,529

Basic net earnings per share	$0.52	$0.14

Diluted net earnings per share	$0.51	$0.14

The accompanying notes are an integral part of the consolidated financial statements.

U.S. CHINA MINING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)

	2011	2010
	(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,651,031	$2,125,301
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	1,542,347	1,093,693
Accretion of interest on asset retirement obligation	54,862	50,851
Imputed interest	3,823	34,820
Change in fair value of warrants derivative	(5,561,747)	-
Warrants compensation expense	250,703	-
Stock option compensation	36,340	29,085
Changes in deferred tax	91,942	226,904
(Increase) decrease in current assets:
Accounts receivable	41,687	(4,706,917)
Other receivables, deposits and prepayments	(4,522,261)	3,733
Inventory	(1,487,858)	(128,483)
Increase (decrease) in current liabilities:
Accounts payable	(20,000)	(232,550)
Unearned revenue	175,698	(1,041,976)
Accrued liabilities and other payables	(781,358)	695,491
Taxes payable	(550,626)	1,502,524

Net cash used in operating activities	(1,075,417)	(347,524)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	-	(60)
Acquisition of property, plant & equipment	-	(1,863,301)
Construction in progress	(6,759,254)	(720,009)

Net cash used in investing activities	(6,759,254)	(2,583,370)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from shareholders	-	191,539
Proceeds from issuance of common stock	13,650,500	-
Repayment to shareholders	(2,800,000)	-

Net cash provided by financing activities	10,850,500	191,539

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	442,533	8,444

NET INCREASE (DECREASE) IN CASH & EQUIVALENTS	3,458,363	(2,730,911)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	46,224,944	31,260,184

CASH & EQUIVALENTS, END OF PERIOD	$49,683,307	$28,529,273

Supplemental Cash flow data:
Income tax paid	$1,665,177	$684,868
Interest paid	$-	$-

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

The interim financial information presented in this Form 10-Q/A is not audited and is not necessarily indicative of the Company’s future consolidated financial position, results of operations or cash flows.  The accompanying condensed consolidated balance sheet as of December 31, 2010 has been derived from audited financial statements included on Form 10-K/A, and the interim unaudited condensed consolidated financial statements contained in this Form 10-Q/A have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual financial statements.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations.  In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2011, its results of operations for the three months ended March 31, 2011 and March 31, 2010 and its cash flows for the three months ended March 31, 2011 and March 31, 2010 have been made.  These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K filed with the SEC.

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

	Three Months Ended March 31,
	2011	2010

Net income	$9,651,031	$2,125,301

Weighted average shares outstanding - basic	18,591,249	14,932,582
Effect of dilutive securities:
Series “A” preferred stock	400,000	400,000
Options issued	2,388	27,947
Weighted average shares
outstanding - diluted	18,993,637	15,360,529

Earnings per share – basic	$0.52	$0.14
Earnings per share – diluted	$0.51	$0.14

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

Registration Rights Agreement

The Company accounts for payment arrangements under a registration rights agreement in accordance with ASC Topic 825, “Financial Instruments,” which requires the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, be separately recognized and measured in accordance with ASC Topic 450, “Contingencies.”

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

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended March 31, 2011 and 2010:

	2011	2010
US statutory rates	34.0%	34.0%
Tax rate difference	(5.2)%	(9.7)%
Permanent difference	(16.1)%	0.5%
Change tax rate on deferred tax	-%	7.0%
Valuation allowance on US NOL	2.3%	2.9%
Tax per financial statements	15.0%	34.7%

Permanent difference consisted of change in fair value of warrant derivative, amortization expense of asset retirement cost and accretion of interest on asset retirement obligation.

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

According to FASB ASC 815-40-55, the warrants were classified as a liability on the balance sheet and adjusted to fair value at each reporting period as they have a ratchet provision for adjusting the strike price if equity is issued at a later date at a price below the strike price. The Company adjusted the derivative liability to $7,591,679 for warrants at March 31, 2011, and recognized a gain of $5,561,747 on the change in fair value during the three months ended March 31, 2011, which is reflected in warrants income.

MAKE GOOD PROVISION

 As part of the terms of the Private Placement, Mr. Guoqing Yue, Chairman of the board of directors of the Company (the “Make Good Pledgor”), has agreed to pledge 500,000 shares of the Common Stock of the Company owned by the Make Good Pledgor (the “Make-Good Shares”) with a fair value at December 31, 2011 of $550,000.  The Make-Good Shares shall be reserved for the benefit of the Investors by the Make Good Escrow Agent (as those terms are defined in the Private Placement financing documents) , and shall be issued to the Investors in the event that (i) the net revenue of the Company reported for the existing business segments (excluding any future acquisitions) in the Annual Report of the Company on Form 10-K (or such other form appropriate for such purpose as promulgated by the Securities and Exchange Commission) for 2011, as filed with the Securities and Exchange Commission (the “2011 Annual Report”), is less than $81,300,000 for 2011 (the “2011 Guaranteed Amount”) or (ii) the net revenue of the Company reported for the existing business segments (excluding any future acquisitions) in the Annual Report of the Company on Form 10-K (or such other form appropriate for such purpose as promulgated by the Securities and Exchange Commission) for 2012, as filed with the Securities and Exchange Commission (the “2012 Annual Report”), is less than $102,000,000 for 2012 (the “2012 Guaranteed Amount”), then in either case, the Make Good Escrow Agent (on behalf of the Make Good Pledgor) will, without any further action on the part of the Investors, transfer a number of Make-Good Shares (as calculated below) to the Investors on a pro-rata basis (determined by dividing each Investor’s Investment Amount by the aggregate of all Investment Amounts delivered to the Company by the Investors hereunder) for no consideration other than payment of their respective Investment Amount paid to the Company at Closing.  If the net revenue of the Company for the existing business segments (excluding any future acquisitions) for 2011 equals or exceeds the 2011 Guaranteed Amount, then 50% of the Make-Good Shares will be released back to the Make Good Pledgor.  The number of Make-Good Shares transferable to Investors shall be calculated as follows:

(i)           For 2011, the number of Make-Good Shares transferable to Investors shall be equal to (A) the 2011 Guaranteed Amount less the actual net revenues of the Company for the existing business segments (excluding any future acquisitions) as reflected in the 2011 Annual Report, divided by (B) the 2011 Guaranteed Amount multiplied by the aggregate number of Make-Good Shares; and

(ii)          For 2012, the number of Make-Good Shares transferable to Investors shall be equal to (A) the 2012 Guaranteed Amount less the actual net revenues of the Company for the existing business segments (excluding any future acquisitions) as reflected in the 2012 Annual Report, divided by (B) the 2012 Guaranteed Amount multiplied by the aggregate number of remaining Make-Good Shares that have not been released to the Make Good Pledgor or transferred to the Investors.

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

The Company recorded $250,703 warrants expense to the IR firm during the three months ended March 31, 2011. There were no warrants exercised during the three months ended March 31, 2011.

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

20. RESTATEMENT OF FINANCIAL STATEMENTS

The financial statements for the date at March 31, 2011 were restated to reflect the following:

According to FASB ASC 815-40-55, the warrants issued in January 2011 through a Private Placement were classified as a liability on the balance sheet and adjusted to fair value at each reporting period as they have a ratchet provision for adjusting the strike price if equity is issued at a later date at a price below the strike price. Previously, the portion of the proceeds from the offering applicable to the warrants based on relative fair value of the warrants and the stock was recorded as a debit and a credit to additional paid-in capital.

The following table presents the effects of the restatement adjustment on the accompanying consolidated balance sheets at March 31, 2011:
Consolidated Balance Sheet	As Previously Reported	Restated	Net Adjustment
Warrant derivative liability	$-	$7,591,679	$7,591,679
Total liability	$11,746,071	$19,337,750	$7,591,679
Additional paid in capital	$54,147,957	$40,994,531	$(13,153,426)
Retained earnings	$42,878,360	$48,440,107	$5,561,747
Total stockholders’ equity	$114,764,237	$107,172,558	$(7,591,679)

The following table presents the effects of the restatement adjustment on the accompanying consolidated statement of operations and comprehensive income for the three months ended March 31, 2011:

Consolidated Statement of Operations and Comprehensive Income	As Previously Reported	Restated	Net Adjustment
Warrant derivative income	$-	$5,561,747	$5,561,747
Total non-operating income (expense)	$(17,762)	$5,543,985	$5,561,747
Income before income taxes	$5,791,937	$11,353,684	$5,561,747
Net Income	$4,089,284	$9,651,031	$5,561,747
Comprehensive income	$4,849,602	$10,411,349	$5,561,747
Net income per share
Basic	$0.22	$0.52	$0.30
Diluted	$0.22	$0.51	$0.29

The following table presents the effects of the restatement adjustment on the accompanying consolidated statement of cash flows for the three months ended March 31, 2011:
	As Previously Reported	Restated	Net Adjustment
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,089,284	$9,651,031	$5,561,747
Change in fair value of warrants derivative	$-	$(5,561,747)	$(5,561,747)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This Amendment No. 1 to quarterly report on Form 10-Q/A  and other reports filed by Registrant from time to time with the Securities and Exchange Commission (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, Registrant’s management as well as estimates and assumptions made by Registrant’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to Registrant or Registrant’s management identify forward-looking statements. Such statements reflect the current view of Registrant with respect to future events and are subject to risks, uncertainties, assumptions, and other factors (including the risks contained in the section of this report entitled “Risk Factors”) relating to Registrant’s industry, Registrant’s operations and results of operations, and any businesses that Registrant may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although Registrant believes that the expectations reflected in the forward-looking statements are reasonable, Registrant cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Registrant does not intend to update any of the forward-looking statements to conform these statements to actual results. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Amendment No. 1 to quarterly report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations, and prospects.

In this Form 10-Q/A, references to “we”, “our”, “us”, the “Company”, “SGZH” or the “Registrant” refer to U.S. China Mining Group, Inc.

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

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2011 and 2010

The following table sets forth the results of our operations for the three months ended March 31 in each of the years indicated as a percentage of net sales:

	2011			2010
	$		% of Sales	$		% of Sales
Sales		22,235,947	100%		12,558,119	100%
Cost of Goods Sold		13,543,503	61%		7,725,623	62%
Gross Profit		8,692,444	39%		4,832,496	38%
Operating Expenses		2,882,745	13%		1,501,619	12%
Income from Operations		5,809,699	26%		3,330,877	27%
Other Income (Expenses), net		5,543,985	25%		(75,061)	(0.6)%
Income tax		1,702,653	8%		1,130,515	9%
Net Income		9,651,031	43%		2,125,301	17%

Coal mining production, brokerage and sales at our three mines, in tons, for the periods indicated:

	Tong Gong Coal Mine
	Salable Production (tons)		Brokerage (tons)		Sales (tons)
	2011	2010	2011	2010	2011	2010

Three months ended March 31	62,634	88,906	75,000	-	137,634	88,906

	Xing An Coal Mines (Hong Yuan and Sheng Yu)
	Salable Production (tons)		Brokerage (tons)		Sales (tons)
	2011	2010	2011	2010	2011	2010

Three months ended March 31	364,186	148,818	-	30,296	319,935	175,216

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

Other Income (Expenses). Other income totaled $5.54 million for the three months ended March 31, 2011 compared to approximately $75,061 other expenses for the 2010 period. The $5.62 million increase was mainly attributed to the non-cash non-operating income of $5.56 million, resulting from the changes of the fair value of the warrant derivative that we issued to approximately 300 investors and agents through the Private Placement financing in January 2011.

Net Income. Our net income for the three months ended March 31, 2011 was $9.65 million compared to net income of $2.13 million for the 2010 period, an increase of $7.53 million. This was mainly attributed to the increase of our net sales and the income resulting from the change of the fair value of warrants that we issued through the Private Placement financing in January 2011. Net income as a percentage of sales increased from 17% for the 2010 period to 43% for the 2011 period, resulting from the change of the fair value of warrants.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

In January 2011, the Company entered into a Securities Purchase Agreement with certain investors, pursuant to which the Company sold and issued to the Investors, in a private placement transaction (the “Private Placement”), an aggregate of 3,750,000 units, which units included one share of the Company’s common stock, and a five-year warrant to purchase 0.5 shares of the Company’s common stock.  In connection with the Private Placement, the Company also issued warrants to placement agents as compensation for the placement agents’ services. The board of directors of the Company (the “Board”) has determined that the Company incorrectly recorded the warrants issued in connection with the Private Placement and that the issuance of the warrants should have been recorded as a derivative transaction.

On March 27, 2012, the Board concluded that the interim unaudited consolidated financial statements for the quarterly periods ended March 31, 2011, June 30, 2011 and September 30, 2011 included in the Company’s Quarterly Reports on Form 10-Q for such periods could no longer be relied upon for the reason described above.

In the Company’s Quarterly report on Form 10-Q for the quarter ended March 31, 2011, originally filed on May 16, 2011, management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(a) and 15d-15(d) under the Securities Exchange Act of 1934) were effective at the reasonable assurance level as of March 31, 2011.  In connection with our decision to restate the unaudited consolidated financial statements as of and for the period ended March 31, 2011, 2011, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, management concluded in the assessment that our internal control over financial reporting was not effective as of March 31, 2011, due to incorrect recording of the warrants issued in 2011 in connection with a private placement (which should have been recorded as a derivative transaction); this has material effects on our consolidated financial statements and as a result, the Company is restating the financial statements included in the first three quarters of 2011.

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

U.S. CHINA MINING GROUP, INC. (Registrant)

Date: April 27, 2012	By:	/s/ Hongwen Li
Hongwen Li
Chief Executive Officer

Date: April 27, 2012	By:	/s/ Xinyu Peng
Xinyu Peng
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer.

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer.

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer.

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer.