Form 10-Q/A
period 2011-06-30
U.S. China Mining Group, Inc.
filed 2012-04-27
CIK 1145761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-Q/A
(Amendment No. 2)
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

Explanatory Note

This Amendment No. 2 to U.S. China Mining Group, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed with the Securities and Exchange Commission dated August 15, 2011 and amended by Amendment No. 1 to U.S. China Mining Group, Inc.’s Quarterly Report on Form 10-Q/A for the period ended June 30, 2011, filed with the Securities and Exchange Commission dated August 22, 2011 (collectively, the "Form 10-Q"), is being filed to furnish a restatement of U.S. China Mining Group, Inc.’s financial statements.   The impact of the restatement is more fully described in Note 21 to the Consolidated Financial Statements contained in this Amendment No. 2.

This Amendment No. 2 amends and restates in their entireties Items 1, 2, and 4 of Part 1 of the Form 10-Q, as amended.

This Amendment No. 2 does not otherwise change or update the disclosures set forth in the Form 10-Q as originally filed and amended and does not otherwise reflect events occurring after the original filing and subsequent amendment of the Form 10-Q.

U.S. CHINA MINING GROUP INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

U.S. CHINA MINING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

	2011	2010
	(Restated)
ASSETS

CURRENT ASSETS
Cash & equivalents	$42,679,643	$46,224,944
Restricted cash	3,000,000	220,217
Accounts receivable	-	212,414
Other receivables, deposits and prepayments	5,936,855	35,795
Inventory	2,105,322	1,117,086
Deposit for coal trading	2,950,000	-

Total current assets	56,671,820	47,810,456

NONCURRENT ASSETS
Goodwill	26,180,923	26,180,923
Prepaid mining rights, net	14,795,041	15,646,300
Property and equipment, net	13,316,046	12,772,164
Construction in progress	13,150,415	6,130,861
Deferred tax asset, net	74,955	184,432
Asset retirement cost, net	2,637,567	2,796,520

Total noncurrent assets	70,154,947	63,711,200

TOTAL ASSETS	$126,826,767	$111,521,656

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$-	$1,906,255
Unearned revenue	946,855	178,380
Accrued liabilities and other payables	1,304,996	2,774,978
Taxes payable	1,311,507	3,339,830
Advance from shareholder	-	3,180,338

Total current liabilities	3,563,358	11,379,781

NONCURRENT LIABILITIES
Long-term payable	309,043	301,992
Warrant derivative liability	6,689,841	-
Loan payable	3,000,000	-
Asset retirement obligation, net of deposit for mine restoration of $1,191,240 at 2011 and $1,164,062 at 2010, respectively	4,453,815	4,243,129

Total noncurrent liabilities	14,452,699	4,545,121

Total liabilities	18,016,057	15,924,902

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
Series A Preferred Stock, $0.001 par value, 8,000,000 shares authorized, 400,000 shares issued and outstanding	400	400
Common stock, $0.001 par value, 100,000,000 shares authorized, 18,852,582 and 14,932,582 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	18,852	14,932
Additional paid in capital	41,083,719	39,833,996
Statutory reserves	11,761,140	10,536,604
Accumulated other comprehensive income	7,302,564	5,468,674
Retained earnings	48,644,035	39,742,148

Total stockholders' equity	108,810,710	95,596,754

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$126,826,767	$111,521,656

The accompanying notes are an integral part of the consolidated financial statements.

U.S. CHINA MINING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATION AND OTHER COMPREHENSIVE INCOME

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,
	2011	2010	2011	2010
	(Restated)		(Restated)

Net sales	$33,623,283	$22,524,065	$11,387,336	$9,965,946
Cost of goods sold	20,868,336	13,816,910	7,324,833	6,091,287

Gross profit	12,754,947	8,707,155	4,062,503	3,874,659

Operating expenses
Selling	1,915,559	565,467	1,555,911	(361)
General and administrative	5,366,236	2,155,670	2,843,139	1,219,879

Total operating expenses	7,281,795	2,721,137	4,399,050	1,219,518

Income (loss) from operations	5,473,152	5,986,018	(336,547)	2,655,141

Non-operating income (expenses)
Interest income	87,433	34,845	36,304	24,235
Interest expense	(110,704)	(174,368)	(41,813)	(88,697)
Warrant derivative income	6,463,585	-	901,838	-

Total non-operating income (expenses), net	6,440,314	(139,523)	896,329	(64,462)

Income before income tax	11,913,465	5,846,495	559,781	2,590,679
Provision for income tax	1,787,043	1,888,486	84,390	757,971

Net income	10,126,423	3,958,009	475,392	1,832,708

Other comprehensive income
Foreign currency translation gain	1,826,633	327,195	1,066,315	541,018

Comprehensive income	$11,953,056	$4,285,204	$1,541,707	$2,373,726

Basic weighted average shares outstanding	18,722,637	14,932,582	18,852,582	14,932,582

Diluted weighted average shares outstanding	19,122,637	15,353,285	19,252,582	15,344,304

Basic net earnings per share	$0.54	$0.27	$0.03	$0.12

Diluted net earnings per share	$0.53	$0.26	$0.02	$0.12

The accompanying notes are an integral part of the consolidated financial statements.

U.S. CHINA MINING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

	2011	2010
	(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,126,423	$3,958,009
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Depreciation and amortization	2,217,405	1,661,167
Accretion of interest on asset retirement obligation	110,430	101,727
Imputed interest	3,848	72,514
Change in fair value of warrants derivative	(6,463,585)	-
Warrants compensation expense	250,703	-
Stock option compensation	125,528	64,345
Changes in deferred tax	112,574	200,280
(Increase) decrease in current assets:
Accounts receivable	215,064	(22,992)
Other receivables, deposits and prepayments	(5,837,870)	3,735
Deposit for coal trading	(2,950,000)	-
Inventory	(951,931)	(1,148,260)
Increase (decrease) in current liabilities:
Accounts payable	(1,929,786)	(354,490)
Unearned revenue	756,189	(1,437,727)
Accrued liabilities and other payables	(1,515,178)	577,226
Taxes payable	(2,083,922)	(47,899)

Net cash (used in) provided by operating activities	(7,814,108)	3,627,635

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	(2,777,036)	(122)
Acquisition of property, plant & equipment	(1,040,215)	(1,864,165)
Construction in progress	(6,803,347)	(864,861)

Net cash used in investing activities	(10,620,598)	(2,729,148)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from shareholders	-	525,777
Loan payable	3,000,000	-
Proceeds from issuance of common stock	13,650,500	-
Repayment to shareholders	(2,800,000)	-

Net cash provided by financing activities	13,850,500	525,777

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	1,038,905	178,775

NET INCREASE (DECREASE) IN CASH & EQUIVALENTS	(3,545,301)	1,603,039

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	46,224,944	31,260,184

CASH & EQUIVALENTS, END OF PERIOD	$42,679,643	$32,863,223

Supplemental Cash flow data:
Income tax paid	$2,414,172	$1,577,601
Interest paid	$-	$-

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

The interim financial information presented in this Form 10-Q/A is not audited and is not necessarily indicative of the Company’s future consolidated financial position, results of operations or cash flows.  The accompanying consolidated balance sheet as of December 31, 2010 was derived from audited financial statements included on Form 10-K, and the interim unaudited consolidated financial statements contained in this Form 10-Q/A were prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual financial statements.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations.  In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2011, its results of operations for the six months ended June 30, 2011 and 2010 and its cash flows for the six months ended June 30, 2011 and 2010 have been made.  These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K filed with the SEC.

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

Cash and Equivalents

For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At June 30, 2011 and December 31, 2010, the Company had restricted cash of $3,000,000 and $220,217 in the bank pledged for a bank loan, and coal mine safety required by the Heilongjiang Board for Overseeing Safety Production, respectively

Accounts Receivable

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

Basic and Diluted Earnings per Share (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares, warrants and stock options had been issued and if the additional common shares were dilutive. Diluted earnings per share are based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options and the if-converted method for the outstanding convertible preferred shares. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, convertible outstanding instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). During the six and three months ended June 30, 2011, there was no diluted shared for options and warrants as a result of anti-dilutive feature. The following tables present a reconciliation of basic and diluted earnings per share:

	Six Months Ended June 30,
	2011	2010

Net income	$10,126,423	$3,958,009

Weighted average shares outstanding - basic	18,722,637	14,932,582
Effect of dilutive securities:
Series “A” preferred stock	400,000	400,000
Options issued	-	20,703
Warrants issued	-	-
Weighted average shares
Outstanding - diluted	19,122,637	15,353,285

Earnings per share – basic	$0.54	$0.27
Earnings per share – diluted	$0.53	$0.26

	Three Months Ended June 30,
	2011	2010

Net income	$475,392	$1,832,708

Weighted average shares outstanding - basic	18,852,582	14,932,582
Effect of dilutive securities:
Series “A” preferred stock	400,000	400,000
Options issued	-	11,722
Warrants issued	-	-
Weighted average shares
Outstanding - diluted	19,252,582	15,344,304

Earnings per share – basic	$0.03	$0.12
Earnings per share – diluted	$0.02	$0.12

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

5.   OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

Other receivables were advances to employees for traveling and other business related expenses. Deposits mainly represented deposits to the government for certain mining certificates issued by the specific PRC authorities. Other receivables and deposits totaled $81,000 for the second quarter of 2011. Prepayments included payments of $1.28 million for land tax in the second quarter of 2011.

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

12.   LOAN PAYABLE AND DEPOSIT FOR COAL TRADING

In connection with the Company’s program to purchase and export U.S. coal and other mineral products described hereinafter, on May 25, 2011, the Company entered into a $3,000,000 Promissory Note with a bank in California.  The Note has a maturity date of May 25, 2012.  The interest rate on this Note may be adjusted based on changes of the lender’s prime rate minus 1%, with an initial interest rate of 2.25%.  The Company will pay this loan in one payment of all outstanding principal plus all accrued unpaid interest at maturity.  In addition, the Company will pay regular monthly interest payments for all accrued unpaid interest due as of each payment date, beginning on June 25, 2011, with all subsequent interest payments to be due on the same day of each month thereafter. To secure the loan, the Company deposited $3,000,000 restricted cash in the same bank.

The loan amounts were used by the Company to initiate its program to purchase and export U.S. coal and other mineral products. As of June 30, 2011, the Company had a refundable deposit of $2,950,000 as an advance for coal trading business with certain U.S. brokers. The Company plans to export coal and other mineral products from the U.S. to China. In June 2011, the Company made these refundable advances to coal brokers as deposits for buying coal and other mineral products in the U.S. The advances will be applied to the purchase price or refunded if no purchase is made. The Company is currently coordinating with end users in China for coal trading and expects to make the first delivery in the near future.

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

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the six months ended June 30, 2011 and 2010:

	2011	2010
US statutory rates	34.0%	34.0%
Tax rate difference	(5.0)%	(10.0)%
Permanent difference	(17.4)%	0.7%
Change tax rate on deferred tax	-%	4.0%
Valuation allowance on US NOL	3.3%	3.6%
Others	0.1%	-%
Tax per financial statements	15.0%	32.3%

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended June 30, 2011 and 2010:

	2011	2010
US statutory rates	34.0%	34.0%
Tax rate difference	(0.9)%	(10.2)%
Permanent difference	(43.3)%	0.9%
Change tax rate on deferred tax	-%	-%
Valuation allowance on US NOL	24.2%	4.5%
Others	1.1%	-%
Tax per financial statements	15.1%	29.2%

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

16.  MAJOR CUSTOMERS AND VENDORS

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

According to FASB ASC 815-40-55, the warrants were classified as a liability on the balance sheet and adjusted to fair value at each reporting period as they have a ratchet provision for adjusting the strike price if equity is issued at a later date at a price below the strike price. The Company adjusted the derivative liability to $6,689,841 for warrants at June 30, 2011, and recognized a warrants income of $6,463,585 and $901,838 on the change in fair value during the six and three months ended June 30, 2011, which is reflected in warrants income.

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

The Company recorded $250,703 warrants expense to the IR firm during the six months ended June 30, 2011. There were no warrants exercised during the six months ended June 30, 2011.

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

21. RESTATEMENT OF FINANCIAL STATEMENTS

The financial statements for the date at June 30, 2011 were restated to reflect the following:

1) According to FASB ASC 815-40-55, the warrants issued in January 2011 through a Private Placement were classified as a liability on the balance sheet and adjusted to fair value at each reporting period as they have a ratchet provision for adjusting the strike price if equity is issued at a later date at a price below the strike price. Previously, the portion of the proceeds from the offering applicable to the warrants based on relative fair value of the warrants and the stock was recorded as a debit and a credit to additional paid-in capital.

2) On May 25, 2011, the Company issued a Promissory Note in the amount of $3,000,000 to California Bank & Trust (the "Lender") evidencing a $3,000,000 revolving line of credit from the Lender; the proceeds were used for making a refundable deposit of $2,950,000 as an advance for coal trading business with certain U.S. brokers as a result of the Company’s program to purchase and export U.S. coal and other mineral products. The loan and the related deposit transactions were previously not recorded in the books.

The following table presents the effects of the restatement adjustment on the accompanying consolidated balance sheets at June 30, 2011:

Consolidated Balance Sheet	As Previously Reported	Restated	Net Adjustment
Cash	$45,629,643	$42,679,643	$(2,950,000)
Restricted cash	$-	$3,000,000	$3,000,000
Deposit for coal trading	$-	$2,950,000	$2,950,000
Total assets	$123,826,767	$126,826,767	$3,000,000
Warrant derivative liability	$-	$6,689,841	$6,689,841
Loan payable	-	$3,000,000	$3,000,000
Total liability	$8,326,216	$18,016,057	$9,689,841
Additional paid in capital	$54,237,145	$41,083,719	$(13,153,426)
Retained earnings	$42,180,450	$48,644,035	$6,463,585
Total stockholders’ equity	$115,500,551	$108,810,710	$(6,689,841)

The following table presents the effects of the restatement adjustment on the accompanying consolidated statement of operations and comprehensive income for the six months ended June 30, 2011:

Consolidated Statement of Operations and Comprehensive Income	As Previously Reported	Restated	Net Adjustment
Warrant derivative income	$-	$6,463,585	$6,463,585
Total non-operating income(expense)	$(23,271)	$6,440,314	$6,463,585
Income before income taxes	$5,449,880	$11,913,465	$6,463,585
Net Income	$3,662,838	$10,126,423	$6,463,585
Comprehensive income	$5,489,471	$11,953,056	$6,463,585
Net income per share
Basic	$0.20	$0.54	$0.34
Diluted	$0.19	$0.53	$0.34

The following table presents the effects of the restatement adjustment on the accompanying consolidated statement of operations and comprehensive income for the three months ended June 30, 2011:

Consolidated Statement of Operations and Comprehensive Income	As Previously Reported	Restated	Net Adjustment
Warrant derivative income	$-	$901,838	$901,838
Total non-operating income (expense)	$(5,509)	$896,329	$901,838
Income before income taxes	$(342,056)	$559,781	$901,838
Net Income	$(426,446)	$475,392	$901,838
Comprehensive income	$639,869	$1,541,707	$901,838
Net income per share
Basic	$(0.02)	$0.03	$0.05
Diluted	$(0.02)	$0.02	$0.04

The following table presents the effects of the restatement adjustment on the accompanying consolidated statement of cash flows for the six months ended June 30, 2011:

	As Previously Reported	Restated	Net Adjustment
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,662,838	$10,126,423	$6,463,585
Change in fair value of warrants derivative	$-	$(6,463,585)	$(6,463,585)
Other receivable, deposits and prepayments	$(5,837,870)	$(8,787,870)	$(2,950,000)
Net cash (used in) provided by operating activities	$(4,864,108)	$(7,814,108)	$(2,950,000)
Change in restricted cash	$222,964	$(2,777,036)	$(3,000,000)
Net cash used in investing activities	$(7,620,598)	$(10,620,598)	$(3,000,000)
Loan payable	$-	$3,000,000	$3,000,000
Net cash provided by financing activities	$10,850,500	$13,850,500	$3,000,000

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This Amendment No. 2 to quarterly report on Form 10-Q/A  and other reports filed by Registrant from time to time with the Securities and Exchange Commission (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, Registrant’s management as well as estimates and assumptions made by Registrant’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to Registrant or Registrant’s management identify forward-looking statements. Such statements reflect the current view of Registrant with respect to future events and are subject to risks, uncertainties, assumptions, and other factors (including the risks contained in the section of this report entitled “Risk Factors”) relating to Registrant’s industry, Registrant’s operations and results of operations, and any businesses that Registrant may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although Registrant believes that the expectations reflected in the forward-looking statements are reasonable, Registrant cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Registrant does not intend to update any of the forward-looking statements to conform these statements to actual results. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Amendment No. 2 to quarterly report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations, and prospects.

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

RESULTS OF OPERATIONS

Comparison of the six months ended June 30, 2011 and 2010

The following table sets forth the results of our operations for the six months ended June 30 in each of the years indicated as a percentage of net sales:

	2011			2010
	$		% of Sales	$		% of Sales
Sales		33,623,283	100%		22,524,065	100%
Cost of Goods Sold		20,868,336	62%		13,816,910	61%
Gross Profit		12,754,947	38%		8,707,155	39%
Operating Expenses		7,281,795	22%		2,721,137	12%
Income from Operations		5,473,152	16%		5,986,018	27%
Other Income (Expenses), net		6,440,314	19%		(139,523)	(1)%
Income tax		1,787,043	5%		1,888,486	8%
Net Income		10,126,423	30%		3,958,009	18%

Coal mining production, brokerage and sales at our three mines, in tons, for the periods indicated:

	Tong Gong Coal Mine
	Salable Production (tons)		Brokerage (tons)		Sales (tons)
	2011	2010	2011	2010	2011	2010

Six months ended June 30	105,593	138,216	150,000	50,000	255,593	188,216

	Xing An Coal Mines (Hong Yuan and Sheng Yu)
	Salable Production (tons)		Brokerage (tons)		Sales (tons)
	2011	2010	2011	2010	2011	2010

Six months ended June 30	439,291	148,818	-	189,975	417,987	291,395

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

Other Income (Expenses). Other income totaled $6.44 million for the six months ended June 30, 2011 compared to approximately $139,523 other expenses for the 2010 period. The $6.58 million increase was mainly attributed to the non-cash non-operating income of $6.46 million, resulting from the changes of the fair value of the warrant derivative that we issued to approximately 300 investors and agents through the Private Placement financing in January 2011.

Net Income. Our net income for the six months ended June 30, 2011 was $10.13 million compared to net income of $3.96 million for the 2010 period, a increase of $6.17 million. This was mainly attributed to the significant increase of warrant derivative income.  Net income as a percentage of sales increased from 18% for the 2010 period to 30% for the 2011 period, resulted from the change of the fair value of warrants we issued through the Private Placement financing in January 2011.

Comparison of the three months ended June 30, 2011 and 2010

The following table sets forth the results of our operations for the three months ended June 30 in each of the years indicated as a percentage of net sales:

	2011			2010
	$		% of Sales	$		% of Sales
Sales		11,387,336	100%		9,965,946	100%
Cost of Goods Sold		7,324,833	64%		6,091,287	61%
Gross Profit		4,062,503	36%		3,874,659	39%
Operating Expenses		4,399,050	39%		1,219,518	12%
Income (loss) from Operations		(336,547)	(3)%		2,655,141	27%
Other Income (Expenses), net		896,329	8%		(64,462)	(1)%
Income tax		84,390	1%		757,971	8%
Net Income		475,392	4%		1,832,708	18%

Coal mining production, brokerage and sales at our three mines, in tons, for the periods indicated:

	Tong Gong Coal Mine
	Salable Production (tons)		Brokerage (tons)		Sales (tons)
	2011	2010	2011	2010	2011	2010

Three months ended June 30	42,959	49,310	75,000	50,000	117,959	99,310

	Xing An Coal Mines (Hong Yuan and Sheng Yu)
	Salable Production (tons)		Brokerage (tons)		Sales (tons)
	2011	2010	2011	2010	2011	2010

Three months ended June 30	75,105		-	159,679	98,052	116,179

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

Other Income (Expenses). Other income totaled $0.90 million for the six months ended June 30, 2011 compared to approximately $64,462 other expenses for the 2010 period. The $0.96 million increase was mainly attributed to the non-cash non-operating income of $0.92 million, resulting from the changes of the fair value of the warrant derivative that we issued to approximately 300 investors and agents through the Private Placement financing in January 2011.

Net Income. Our net income for the three months ended June 30, 2011 was $0.47 million compared to net income of $1.83 million for the 2010 period, a decrease of $1.36 million. This was mainly attributed to the increase of our operating expense. Net income (loss) as a percentage of sales decreased from 18% for the 2010 period to 4% for the 2011 period, resulted from significant operating expenses despite the income from change of the fair value of warrants that we issued through the Private Placement financing in January 2011.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Comparison of the six months ended June 30, 2011 and 2010

As of June 30, 2011, we had cash and cash equivalents of $42.68 million. Our working capital was approximately $53.11 million. The ratio of current assets to current liabilities was 15.9:1 at June 30, 2011.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2011 and 2010:

	2011	2010
Cash provided by (used in):
Operating Activities	$(7,814,108)	$3,627,635
Investing Activities	$(10,620,598)	$(2,729,148)
Financing Activities	$13,850,500	$525,777

Net cash used in operating activities was $7.81 million for the six months ended June 30, 2011 as compared to net cash provided by operating activities of $3.63 million in the 2010 period.  The increase in cash outflow resulted primarily from the payment on accounts payable, accrued liabilities, other payables and taxes payable; increase in other receivables outstanding which resulted from a deposit of $4.57 million to the potential acquisition target, and $2.95 million refundable deposit for coal trading business, and decrease of net income for 2011 period.

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

At June 30, 2011, the Company had a refundable deposit of $2.95 million for coal trading business to certain brokers. The company plans to export coal and other mineral products from the U.S. to China. In June 2011, the company made refundable advances through coal brokers as deposits for buying coal and other mineral products in the U.S. The advance will be applied to the purchase price or refunded if no purchase is made. The Company is currently coordinating with China’s end users in China for coal trading and expects to make the first delivery in the near future.

Net cash used in investing activities was $10.62 million for the six months ended June 30, 2011 as compared to $2.73 million in the 2010 period. During the six months ended June 30, 2011, we paid approximately $6.80 million for construction in progress for the Xing An mines retrofit, $1.04 million for increasing of fixed assets, and pledged $3.0 million in the bank as the collateral for the bank loan. In the six months ended June 30, 2010, we paid approximately $1.86 million for completion of an office building of Xing An in Mohe City, and approximately $0.86 million for construction in progress for Xing An mines’ retrofit projects.

Net cash provided by financing activities was $13.85 million in the six months ended June 30, 2011 as compared to $0.53 million in 2010 period. The increase in cash inflow from financing activities for the 2011 period was primarily due to proceeds from a bank loan proceeds of $3.0 million, an issuance of common stock of $13.65 million, partially offset by $2.8 million repayment of loan to shareholder, while in the 2010 period, we had $0.53 million of advances from a shareholder.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

On May 25, 2011, the Company issued a Promissory Note in the original principal amount of $3,000,000 to California Bank & Trust evidencing a $3,000,000 revolving line of credit.  On June 26, 2011, the Company borrowed the entire $3,000,000 from the line of credit.  Additionally, the Company maintains restricted cash with such lender in the amount of $3,000,000 and refundable deposit of $2,950,000 at the coal brokers as of June 30, 2011. The interim unaudited financial statements included with our Quarterly Reports on Form 10-Q for the periods ended June 30, 2011 and September 30, 2011 failed to include those liability and asset transactions relating to this loan facility and its proceeds.

Additionally, in January 2011, the Company entered into a Securities Purchase Agreement with certain investors, pursuant to which the Company sold and issued to the Investors, in a private placement transaction (the “Private Placement”), an aggregate of 3,750,000 units, which units included one share of the Company’s common stock, and a five-year warrant to purchase 0.5 shares of the Company’s common stock.  In connection with the Private Placement, the Company also issued warrants to placement agents as compensation for the placement agents’ services. The board of directors of the Company (the “Board”) has determined that the Company incorrectly recorded the warrants issued in connection with the Private Placement and that the issuance of the warrants should have been recorded as a derivative transaction.

On March 27, 2012, the Board concluded that the interim unaudited consolidated financial statements for the quarterly periods ended March 31, 2011, June 30, 2011 and September 30, 2011 included in the Company’s Quarterly Reports on Form 10-Q for such periods could no longer be relied upon for the reasons described above.

In the Company’s Quarterly report on Form 10-Q for the quarter ended June 30, 2011, originally filed on August 15, 2011 and amended as of August 22, 2011, management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(a) and 15d-15(d) under the Securities Exchange Act of 1934) were effective at the reasonable assurance level as of June 30, 2011.  In connection with our decision to restate the unaudited consolidated financial statements as of and for the period ended June 30, 2011, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, management concluded in the assessment that our internal control over financial reporting was not effective as of June 30, 2011, due to incorrect recording of the warrants issued in 2011 in connection with a private placement (which should have been recorded as a derivative transaction) and the failure in timely reporting of a bank loan transaction in connection with the Company’s program to broker U.S. coal; both of these have material effects on our consolidated financial statements and as a result, the Company is restating the financial statements included in the first three quarters of 2011.

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