Form 10-Q/A
period 2011-09-30
U.S. China Mining Group, Inc.
filed 2012-04-27
CIK 1145761

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

Explanatory Note

This Amendment No. 1 to U.S. China Mining Group, Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 2011, filed with the Securities and Exchange Commission dated November 14, 2011 (the "Form 10-Q"), is being filed to furnish a restatement of U.S. China Mining Group, Inc.’s financial statements.   The impact of the restatement is more fully described in Note 21 to the Consolidated Financial Statements contained in this Amendment No. 1.

This Amendment No. 1 amends and restates in their entireties Items 1, 2, and 4 of Part 1 of the Form 10-Q.

This Amendment No. 1 does not otherwise change or update the disclosures set forth in the Form 10-Q as originally filed and does not otherwise reflect events occurring after the original filing of the Form 10-Q.

U.S. CHINA MINING GROUP INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

U.S. CHINA MINING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

	2011	2010
	(Restated)
ASSETS

CURRENT ASSETS
Cash & equivalents	$42,705,178	$46,224,944
Restricted cash	3,000,000	220,217
Accounts receivable	-	212,414
Income tax receivable	470,488	-
Other receivables, deposits and prepayments	5,382,294	35,795
Inventory	806,572	1,117,086
Deposit for coal trading	2,935,530	-

Total current assets	55,300,062	47,810,456

NONCURRENT ASSETS
Goodwill	26,180,923	26,180,923
Prepaid mining rights, net	14,982,087	15,646,300
Property and equipment, net	13,212,968	12,772,164
Construction in progress	13,391,906	6,130,861
Deferred tax asset, net	229,808	184,432
Asset retirement cost, net	2,666,530	2,796,520

Total noncurrent assets	70,664,222	63,711,200

TOTAL ASSETS	$125,964,284	$111,521,656

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$-	$1,906,255
Unearned revenue	564,716	178,380
Accrued liabilities and other payables	679,528	2,774,978
Taxes payable	541,434	3,339,830
Advance from shareholder	-	3,180,338

Total current liabilities	1,785,678	11,379,781

NONCURRENT LIABILITIES
Long-term payable	314,718	301,992
Warrant derivative liability	3,648,549	-
Loan payable	3,000,000	-
Asset retirement obligation, net of deposit for mine restoration of $1,213,116 in 2011 and $1,164,062 in 2010, respectively	4,592,436	4,243,129

Total noncurrent liabilities	11,555,703	4,545,121

Total liabilities	13,341,382	15,924,902

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
Series A Preferred Stock, $0.001 par value, 8,000,000 shares authorized, 400,000 shares issued and outstanding	400	400
Common stock, $0.001 par value, 100,000,000 shares authorized, 18,852,582 and 14,932,582 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	18,852	14,932
Additional paid in capital	41,194,679	39,833,996
Statutory reserves	11,387,950	10,536,604
Accumulated other comprehensive income	8,827,424	5,468,674
Retained earnings	51,193,597	39,742,148

Total stockholders' equity	112,622,902	95,596,754

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$125,964,284	$111,521,656

The accompanying notes are an integral part of the consolidated financial statements.

U.S. CHINA MINING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATION AND OTHER COMPREHENSIVE INCOME (UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
	2011	2010	2011	2010
	(Restated)		(Restated)

Net sales	$39,910,559	$40,378,548	$6,287,276	$17,854,483
Cost of goods sold	25,020,365	23,883,406	4,152,030	10,066,496

Gross profit	14,890,194	16,495,142	2,135,246	7,787,987

Operating expenses
Selling	2,774,940	1,007,364	859,380	441,897
General and administrative	7,680,107	4,182,993	2,313,871	2,027,323

Total operating expenses	10,455,047	5,190,357	3,173,251	2,469,220

Income (loss) from operations	4,435,147	11,304,785	(1,038,005)	5,318,767

Non-operating income (expenses)
Interest income	132,111	60,118	44,678	25,273
Interest expense	(176,319)	(268,360)	(65,615)	(93,992)
Warrant derivative income	9,504,876	-	3,041,292	-

Total non-operating expenses, net	9,460,668	(208,242)	3,020,355	(68,719)

Income before income tax	13,895,816	11,096,543	1,982,349	5,250,048
Provision (benefit) for income tax	1,593,020	3,288,394	(194,023)	1,399,908

Net income	12,302,795	7,808,149	2,176,373	3,850,140

Other comprehensive income
Foreign currency translation gain	3,358,750	1,187,571	1,532,117	860,376

Comprehensive income	$15,661,545	$8,995,720	$3,708,490	$4,710,516

Basic weighted average shares outstanding	18,766,428	14,932,582	18,852,582	14,932,582

Diluted weighted average shares outstanding	19,166,428	15,344,113	19,252,582	15,332,582

Basic net earnings per share	$0.66	$0.52	$0.12	$0.26

Diluted net earnings per share	$0.64	$0.51	$0.11	$0.25

The accompanying notes are an integral part of the consolidated financial statements.

U.S. CHINA MINING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

	2011	2010
	(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,302,795	$7,808,149
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Depreciation and amortization	2,671,842	2,128,597
Accretion of interest on asset retirement obligation	166,757	153,003
Imputed interest	3,874	115,221
Change in fair value of warrant derivative	(9,504,876)	-
Warrants compensation expense	250,703	-
Stock option compensation	236,488	129,633
Changes in deferred tax	(36,780)	185,503
(Increase) decrease in current assets:
Accounts receivable	216,507	(106,195)
Other receivables, deposits and prepayments	(5,228,206)	11,606
Deposit for coal trading	(2,935,530)	-
Inventory	349,741	(685,971)
Deposit for mine restoration	-	(148,863)
Increase (decrease) in current liabilities:
Accounts payable	(1,919,345)	(356,309)
Unearned revenue	370,504	(1,172,608)
Accrued liabilities and other payables	(2,182,563)	1,069,602
Taxes payable	(3,334,796)	1,211,386

Net cash (used in) provided by operating activities	(8,572,885)	10,342,754

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	(2,775,539)	(184)
Acquisition of property, plant & equipment	(1,046,276)	(1,869,189)
Construction in progress	(6,848,999)	(1,019,017)

Net cash used in investing activities	(10,670,814)	(2,888,390)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from shareholders	-	708,977
Loan payable	3,000,000	-
Proceeds from issuance of common stock	13,650,500	-
Repayment to shareholders	(2,800,000)	-

Net cash provided by financing activities	13,850,500	708,977

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	1,873,433	721,280

NET INCREASE (DECREASE) IN CASH & EQUIVALENTS	(3,519,766)	8,884,621

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	46,224,944	31,260,184

CASH & EQUIVALENTS, END OF PERIOD	$42,705,178	$40,144,805

Supplemental Cash flow data:
Income tax paid	$3,011,184	$2,283,250
Interest paid	$-	$-

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

Cash and Equivalents

For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At September 30, 2011 and December 31, 2010, the Company had restricted cash of $3,000,000 and $220,217in the bank pledged for a bank loan, and coal mine safety required by the Heilongjiang Board for Overseeing Safety Production, respectively.  In the quarter ended September 30, 2011, the $220,217 restricted cash was released by Heilongjiang Board for Overseeing Safety Production as a result of the Company’s direct deposit to the related bureau.

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

	Nine Months Ended September 30,
	2011	2010

Net income	$12,302,795	$7,808,149

Weighted average shares outstanding - basic	18,766,428	14,932,582
Effect of dilutive securities:
Series “A” preferred stock	400,000	400,000
Options issued	-	11,531
Weighted average shares
Outstanding - diluted	19,166,428	15,344,113
Earnings per share – basic	$0.66	$0.52
Earnings per share – diluted	$0.64	$0.51

	Three Months Ended September 30,
	2011	2010

Net income	$2,176,373	$3,850,140

Weighted average shares outstanding – basic	18,852,582	14,932,582
Effect of dilutive securities:
Series “A” preferred stock	400,000	400,000
Weighted average shares
Outstanding – diluted	19,252,582	15,332,582
Earnings per share – basic	$0.12	$0.26
Earnings per share – diluted	$0.11	$0.25

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

12.   LOAN PAYABLE AND DEPOSIT FOR COAL TRADING

In connection with the Company’s program to purchase and export U.S. coal and other mineral products described hereinafter, on May 25, 2011, the Company entered into a $3,000,000 Promissory Note with a bank in California.  The Note has a maturity date of May 25, 2012.  The interest rate on this Note may be adjusted based on changes of the lender’s prime rate minus 1%, with an initial interest rate of 2.25%.  The Company will pay this loan in one payment of all outstanding principal plus all accrued unpaid interest at maturity.  In addition, the Company will pay regular monthly interest payments for all accrued unpaid interest due as of each payment date, beginning on June 25, 2011, with all subsequent interest payments to be due on the same day of each month thereafter. To secure the loan, the Company deposited $3,000,000 restricted cash in the same bank.  The Company paid $9,106 interest on this loan for the period ended September 30, 2011.

The loan amounts were used by the Company to initiate its program to purchase and export U.S. coal and other mineral products. As of September 30, 2011, the Company had a refundable deposit of $2,935,530 as an advance for coal trading business with certain U.S. brokers. The Company plans to export coal and other mineral products from the U.S. to China. In June 2011, the Company made these refundable advances to coal brokers as deposits for buying coal and other mineral products in the U.S. The advances will be applied to the purchase price or refunded if no purchase is made. The Company is currently coordinating with end users in China for coal trading and expects to make the first delivery in the near future.

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

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the nine months ended September 30, 2011 and 2010:

	2011	2010
US statutory rates	34.0%	34.0%
Tax rate difference	(3.9)%	(9.7)%
Permanent difference	(22.2)%	0.5%
Change tax rate on deferred tax	-%	2.1%
Valuation allowance on US NOL	3.8%	2.7%
Other	(0.3)%	-%
Tax per financial statements	11.5%	29.6%

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended September 30, 2011 and 2010:

	2011	2010
US statutory rates	34.0%	34.0%
Tax rate difference	3.0%	(9.5)%
Permanent difference	(51.5)%	0.3%
Change tax rate on deferred tax	-%	-%
Valuation allowance on US NOL	6.8%	1.9%
Other	(2.1)%	-%
Tax per financial statements	(9.8)%	26.7%

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

According to FASB ASC 815-40-55, the warrants were classified as a liability on the balance sheet and adjusted to fair value at each reporting period as they have a ratchet provision for adjusting the strike price if equity is issued at a later date at a price below the strike price. The Company adjusted the derivative liability to $3,648,549 for warrants as of September 30, 2011, and recognized a warrants income of $9,504,876 and $3,041,292 on the change in fair value during the nine and three months ended September 30, 2011, which is reflected in warrants income.

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

The Company recorded $250,703 warrants expense to the IR firm during the nine months ended September 30, 2011. There were no warrants exercised during the nine months ended September 30, 2011.

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

 21. RESTATEMENT OF FINANCIAL STATEMENTS

The financial statements for the date at September 30, 2011 were restated to reflect the following:

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

2) On May 25, 2011, the Company issued a Promissory Note in the amount of $3,000,000 to California Bank & Trust (the "Lender") evidencing a $3,000,000 revolving line of credit from the Lender; the proceeds were used for making a refundable deposit of $2,935,530 as an advance for coal trading business with certain U.S. brokers as a result of the Company’s program to purchase and export U.S. coal and other mineral products.  The loan and the related deposit transactions were previously not recorded in the books.

The following table presents the effects of the restatement adjustment on the accompanying consolidated balance sheets at September 30, 2011:

Consolidated Balance Sheet	As Previously Reported	Restated	Net Adjustment
Cash	$45,649,814	$42,705,178	$(2,944,636)
Restricted cash	$-	$3,000,000	$3,000,000
Deposit for coal trading	$-	$2,935,530	$2,935,530
Total assets	$122,973,390	$125,964,284	$2,990,894
Warrant derivative liability	$-	$3,648,549	$3,648,549
Loan payable	$-	$3,000,000	$3,000,000
Total liability	$6,692,832	$13,341,382	$6,648,550
Additional paid in capital	$54,348,105	$41,194,679	$(13,153,426)
Retained earnings	$41,697,827	$51,193,597	$9,495,770
Total stockholders’ equity	$116,280,558	$112,622,902	$(3,657,656)

The following table presents the effects of the restatement adjustment on the accompanying consolidated statement of operations and comprehensive income for the nine months ended September 30, 2011:

Consolidated Statement of Operations and Comprehensive Income	As Previously Reported	Restated	Net Adjustment
Interest expense	$(167,213)	$(176,319)	$(9,106)
Warrant derivative income	$-	$9,504,876	$9,504,876
Total non-operating income (expense)	$(35,102)	$9,460,668	$9,495,770
Income before income taxes	$4,400,046	$13,895,816	$9,495,770
Net Income	$2,807,025	$12,302,795	$9,495,770
Comprehensive income	$6,165,775	$15,661,545	$9,495,770
Net income per share
Basic	$0.15	$0.66	$0.51
Diluted	$0.15	$0.64	$0.49

The following table presents the effects of the restatement adjustment on the accompanying consolidated statement of operations and comprehensive income for the three months ended September 30, 2011:

Consolidated Statement of Operations and Comprehensive Income	As Previously Reported		Restated	Net Adjustment
Interest expense		$(56,509)	$(65,615)	$(9,106)
Warrant derivative income	$		$3,041,292	$3,041,292
Total non-operating income(expense)		$(11,831)	$3,020,355	$3,032,186
Income (loss) before income taxes		$(1,049,836)	$1,982,349	$3,032,186
Net Income (loss)		$(855,813)	$2,176,373	$3,032,186
Comprehensive income		$676,304	$3,708,490	$3,032,186
Net income per share
Basic		$(0.05)	$0.12	$0.17
Diluted		$(0.05)	$0.11	$0.17

The following table presents the effects of the restatement adjustment on the accompanying consolidated statement of cash flows for the nine months ended September 30, 2011:

	As Previously Reported	Restated	Net Adjustment
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,807,025	$12,302,795	$9,495,770
Change in fair value of warrants derivative	$-	$(9,504,876)	$(9,504,876)
Other receivable, deposits and prepayments	$(5,228,206)	$(8,163,736)	$(2,935,530)
Net cash (used in) provided by operating activities	$(5,628,249)	$(8,572,885)	$(2,944,636)
Change in restricted cash	$224,461	$(2,775,539)	$(3,000,000)
Net cash used in investing activities	$(7,670,814)	$(10,670,814)	$(3,000,000)
Loan payable	$-	$3,000,000	$3,000,000
Net cash provided by financing activities	$10,850,500	$13,850,500	$3,000,000

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

RESULTS OF OPERATIONS

Comparison of the nine months ended September 30, 2011 and 2010

The following table sets forth the results of our operations for the nine months ended September 30 in each of the years indicated as a percentage of net sales:

	2011			2010
	$		% of Sales	$		% of Sales
Sales		39.910,559	100%		40,378,548	100%
Cost of Goods Sold		25,020,365	63%		23,883,406	59%
Gross Profit		14,890,194	37%		16,495,142	41%
Operating Expenses		10,455,047	26%		5,190,357	13%
Income from Operations		4,435,147	11%		11,304,785	28%
Other Income (Expenses), net		9,460,668	24%		(208,242)	(1)%
Income tax		1,593,020	4%		3,288,394	8%
Net Income		12,302,795	31%		7,808,149	19%

Coal mining production, brokerage and sales at our three mines, in tons, for the periods indicated:

	Tong Gong Coal Mine
	Salable Production (tons)		Brokerage (tons)		Sales (tons)
	2011	2010	2011	2010	2011	2010

Nine months ended September 30	126,934	169,026	200,000	150,000	326,934	319,026

	Xing An Coal Mines (Hong Yuan and Sheng Yu)
	Salable Production (tons)		Brokerage (tons)		Sales (tons)
	2011	2010	2011	2010	2011	2010

Nine months ended September 30	439,291	148,818	-	413,160	460,120	534,379

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

Other Income (Expenses). Other income totaled $9.46 million for the nine months ended September 30, 2011 compared to approximately $208,242 other expenses for the 2010 period. The $9.67 million increase was mainly attributed to the non-cash non-operating income of $9.50 million, resulting from the changes of the fair value of the warrant derivative that we issued to approximately 300 investors and agents through the Private Placement financing in January 2011.

Net Income. Our net income for the nine months ended September 30, 2011 was $12.3 million compared to net income of $7.81 million for the 2010 period, an increase of $4.5million. This was mainly attributed to the significant increase of our warrant derivative income. Net income as a percentage of sales increased from 19% for the 2010 period to 31% for the 2011 period, resulted from the change of the fair value of warrants we issued through the Private Placement financing in January 2011.

Comparison of the three months ended September 30, 2011 and 2010

The following table sets forth the results of our operations for the three months ended September 30 in each of the years indicated as a percentage of net sales:

	2011			2010
	$		% of Sales	$		% of Sales
Sales		6,287,276	100%		17,854,483	100%
Cost of Goods Sold		4,152,029	66%		10,066,496	56%
Gross Profit		2,135,247	34%		7,787,987	44%
Operating Expenses		3,173,251	51%		2,469,220	14%
Income (loss) from Operations		(1,038,005)	(17)%		5,318,767	30%
Other Income (Expenses), net		3,020,355	48%		(68,719)	-%
Income tax (benefit) expense		(194,023)	(3)%		1,399,908	8%
Net Income		2,176,373	35%		3,850,140	22%

Coal mining production, brokerage and sales at our three mines, in tons, for the periods indicated:

	Tong Gong Coal Mine
	Salable Production (tons)		Brokerage (tons)		Sales (tons)
	2011	2010	2011	2010	2011	2010

Three months ended September 30	21,341	30,810	50,000	100,000	71,341	130,810

	Xing An Coal Mines (Hong Yuan and Sheng Yu)
	Salable Production (tons)		Brokerage (tons)		Sales (tons)
	2011	2010	2011	2010	2011	2010

Three months ended September 30	-	-	-	223,185	42,133	242,984

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

Other Income (Expenses). Other income totaled $3.02 million for the three months ended September 30, 2011 compared to approximately $68,719 other expenses for the 2010 period. The $3.09 million increase was mainly attributed to the non-cash non-operating income of $3.04 million, resulting from the changes of the fair value of the warrant derivative that we issued to approximately 300 investors and agents through the Private Placement financing in January 2011.

Net Income. Our net loss for the three months ended September 30, 2011 was $2.18 million compared to net income of $3.85 million for the 2010 period, a decrease of $1.67 million. This was mainly attributed to the decrease of our sales and the increase of our operating expense. Net income (loss) as a percentage of sales increased from 22% for the 2010 period to 35% for the 2011 period, resulting from the change of the fair value of warrants that we issued through the Private Placement financing in January 2011.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Comparison of the nine months ended September 30, 2011 and 2010

As of September 30, 2011, we had cash and cash equivalents of $42.71 million. Our working capital was approximately $53.51 million. The ratio of current assets to current liabilities was 31:1 at September 30, 2011.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2011 and 2010:

	2011	2010
Cash provided by (used in):
Operating Activities	$(8,572,885)	$10,342,754
Investing Activities	$(10,670,814)	$(2,888,390)
Financing Activities	$13,850,500	$708,977

Net cash used in operating activities was $8.57 million for the nine months ended September 30, 2011 as compared to net cash provided by operating activities of $10.34 million in the 2010 period.  The increase in cash outflow resulted primarily from the payment on accounts payable, accrued liabilities, other payables and taxes payable; increase in other receivables outstanding which resulted from a deposit of $4.57 million to the potential acquisition target, and $2.93 million refundable deposit for coal trading business, and decrease of net income for 2011 period.

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

As of September 30, 2011, the Company had a refundable deposit of $2.93 million for coal trading business to certain brokers. The company plans to export coal and other mineral products from the U.S. to China. In June 2011, the company made refundable advances through coal brokers as deposits for buying coal and other mineral products in the U.S. The advance will be applied to the purchase price or refunded if no purchase is made. The Company is currently coordinating with China’s end users in China for coal trading and expects to make the first delivery in the near future.

Net cash used in investing activities was $10.67 million for the nine months ended September 30, 2011 as compared to $2.89 million in the 2010 period. During the nine months ended September 30, 2011, we paid approximately $6.85 million for construction in progress for the Xing An mines retrofit, and $1.05 million for increasing of fixed assets, and pledged $3.0 million in the bank as the collateral for the bank loan. In the nine months ended September 30, 2010, we paid approximately $1.87 million for completion of an office building of Xing An in Mohe City, and approximately $1.02 million for construction in progress for Xing An mines’ retrofit projects.

Net cash provided by financing activities was $13.85 million in the nine months ended September 30, 2011 as compared to $0.71 million in 2010 period. The increase in cash inflow from financing activities for the 2011 period was primarily due to proceeds from a bank loan proceeds of $3.0 million, an issuance of common stock of $13.65 million, partially offset by $2.8 million repayment of loan to shareholder, while in the 2010 period, we had $0.71 million of advances from a shareholder.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

On May 25, 2011, the Company issued a Promissory Note in the original principal amount of $3,000,000 to California Bank & Trust evidencing a $3,000,000 revolving line of credit.  On June 26, 2011, the Company borrowed the entire $3,000,000 from the line of credit.  Additionally, the Company maintains restricted cash with such lender in the amount of $3,000,000 and refundable deposit of $2,935,530 at coal brokers as of September 30, 2011. The interim unaudited financial statements included with our Quarterly Reports on Form 10-Q for the periods ended June 30, 2011 and September 30, 2011 failed to include these liability and asset transactions relating to this loan facility and its proceeds.

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

In the Company’s Quarterly report on Form 10-Q for the quarter ended September 30, 2011, originally filed on November 14, 2011, management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(a) and 15d-15(d) under the Securities Exchange Act of 1934) were effective at the reasonable assurance level as of September 30, 2011.  In connection with our decision to restate the unaudited consolidated financial statements as of and for the period ended September 30, 2011, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, management concluded in the assessment that our internal control over financial reporting was not effective as of September 30, 2011, due to incorrect recording of the warrants issued in 2011 in connection with a private placement (which should have been recorded as a derivative transaction) and the failure in timely reporting of a bank loan transaction in connection with the Company’s program to broker U.S. coal; both of these have material effects on our consolidated financial statements and as a result, the Company is restating the financial statements included in the first three quarters of 2011.

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