Form 10-Q
period 2012-03-31
U.S. China Mining Group, Inc.
filed 2012-05-21
CIK 1145761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares of common stock outstanding as of May 18, 2012: 18,852,582

U.S. CHINA MINING GROUP INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

U.S. CHINA MINING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2012 AND DECEMBER 31, 2011

	2012	2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash & equivalents	$41,800,352	$44,543,696
Restricted cash	3,000,000	3,000,000
Accounts receivable	-	2,308,888
Other receivables and deposits	4,769,549	4,766,838
Taxes receivable	124,519	200,188
Deposit for coal trading	2,835,585	2,935,530
Inventory	6,333,708	915,873

Total current assets	58,863,713	58,671,013

NONCURRENT ASSETS
Goodwill	26,180,923	26,180,923
Prepaid mining rights, net	13,983,261	14,734,143
Property and equipment, net	12,504,840	12,926,991
Construction in progress	13,520,840	13,506,677
Deferred tax asset, net	475,113	393,643
Asset retirement cost, net	2,496,397	2,626,262

Total noncurrent assets	69,161,374	70,368,639

TOTAL ASSETS	$128,025,087	$129,039,652

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Unearned revenue	$220,716	$527,241
Accrued liabilities and other payables	1,404,807	1,184,912
Taxes payable	647,123	1,556,379
Loan payable	3,000,000	3,000,000
Warrant derivative liability	1,996,239	1,845,245
Advance from shareholder	2,000	2,000

Total current liabilities	7,270,885	8,115,777

NONCURRENT LIABILITIES
Asset retirement obligation, net of deposit for mine restoration of $1,224,796 in 2012 and $1,223,513 in 2011, respectively	4,753,727	4,689,114

Total noncurrent liabilities	4,753,727	4,689,114

Total liabilities	12,024,612	12,804,891

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
Series A Preferred Stock, $0.001 par value, 8,000,000 shares authorized, 400,000 shares issued and outstanding	400	400
Common stock, $0.001 par value, 100,000,000 shares authorized, 18,852,582 shares issued and outstanding at 2012 and 2011, respectively	18,852	18,852
Additional paid in capital	41,144,734	41,115,578
Statutory reserves	13,307,252	11,905,411
Accumulated other comprehensive income	9,670,361	9,576,877
Retained earnings	51,858,876	53,617,643

Total stockholders' equity	116,000,475	116,234,761

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$128,025,087	$129,039,652

The accompanying notes are an integral part of the consolidated financial statements.

U.S. CHINA MINING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATION AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2012	2011

Net sales	$14,493,414	$22,235,947
Cost of goods sold	10,408,432	13,543,503

Gross profit	4,084,982	8,692,444

Operating expenses
Selling	1,985,658	359,648
General and administrative	1,849,264	2,523,097

Total operating expenses	3,834,922	2,882,745

Income from operations	250,060	5,809,699

Non-operating income (expenses)
Interest income	48,027	51,129
Interest expense	(76,635)	(68,704)
Warrant derivative income (expense)	(150,994)	5,561,747
Other expense	(195)	(187)

Total non-operating income (expenses), net	(179,797)	5,543,985

Income before income tax	70,263	11,353,684
Provision for income tax	427,191	1,702,653

Net income (loss)	(356,928)	9,651,031

Other comprehensive income
Foreign currency translation gain	93,484	760,318

Comprehensive income (loss)	$(263,444)	$10,411,349

Basic weighted average shares outstanding	18,852,582	18,591,249

Diluted weighted average shares outstanding	19,252,582	18,993,637

Basic net earnings (loss) per share	$(0.02)	$0.52

Diluted net earnings (loss) per share	$(0.02)	$0.51

The accompanying notes are an integral part of the consolidated financial statements.

U.S. CHINA MINING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(356,928)	$9,651,031
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	1,348,008	1,542,347
Changes in fair value of warrants	150,994	(5,561,747)
Accretion of interest on asset retirement obligation	59,572	54,862
Imputed interest on shareholder's loan	-	3,823
Stock warrants compensation	-	250,703
Stock option compensation	29,156	36,340
Changes in deferred tax	(80,888)	91,942
(Increase) decrease in current assets:
Accounts receivable	2,306,509	41,687
Other receivables and deposits	2,282	(4,522,261)
Inventory	(5,405,624)	(1,487,858)
Deposit for mine restoration	99,945	-
Increase (decrease) in current liabilities:
Accounts payable	-	(20,000)
Unearned revenue	(306,441)	175,698
Accrued liabilities and other payables	218,488	(781,358)
Taxes payable	(833,275)	(550,626)

Net cash used in operating activities	(2,768,202)	(1,075,417)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant & equipment	(16,234)	-
Construction in progress	-	(6,759,254)

Net cash used in investing activities	(16,234)	(6,759,254)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	13,650,500
Repayment to shareholder's advance	-	(2,800,000)

Net cash provided by financing activities	-	10,850,500

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	41,092	442,534

NET INCREASE (DECREASE) IN CASH & EQUIVALENTS	(2,743,344)	3,458,363

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	44,543,696	46,224,944

CASH & EQUIVALENTS, END OF PERIOD	$41,800,352	$49,683,307

Supplemental Cash flow data:
Income tax paid	$2,749,450	$1,665,177
Interest paid	$17,063	$-

The accompanying notes are an integral part of the consolidated financial statements.

U.S. CHINA MINING GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   MARCH 31, 2012 (UNAUDITED) AND DECEMBER 31, 2011

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

Because PRC regulations restrict foreign ownership of any mining-related company to 90% of such company’s equity , the Company acquired 90% of the registered capital, being 90% of the  equity , of each of Hong Yuan and Sheng Yu from their owners (the “Xing An Shareholders”). Concurrently with the acquisition, the Xing An Shareholders placed the beneficial interests to the remaining 10% equity  of Xing An in trust for the benefit of the Company pursuant to a Trust Agreement. Under the terms of the Trust Agreement, all rights attached to the 10% equity  are to be exercised by the trustee at the direction, and for the sole benefit, of the Company. Transfer of the 10% equity  to the Company shall occur when permitted under PRC regulations. At such time, if the trust is deemed to violate applicable PRC regulations or can no longer achieve its intended purpose, the trust shall terminate, and the 10% equity  shall revert back to the Xing An Shareholders. We recently reviewed our corporate structure and determined that, in order to assure  compliance with current PRC law and regulation, the non-controlling equity  in our subsidiaries should in each case be held by the other subsidiaries and not by us or in trust.  Consequently, a 25% equity interest in Tong Gong, which had previously been structured as an assignment to us, has instead been assigned to, and is now held by, the Xing An Companies in 2011 and a 10% equity interest in the Xing An Companies, which was originally placed in a trust for our benefit, will instead be assigned to Tong Gong.  This transfer to Tong Gong received the local Commerce Department’s approval in 2011, although we have not yet received the approval for a change of the business license with the local State Administration for Industry and Commerce of the People’s Republic of China (“SAIC”).

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

The consolidated interim financial information as of March 31, 2012 and for the three month periods ended March 31, 2012 and 2011 were prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have not been included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2012, its consolidated results of operations and cash flows for the three month periods ended March 31, 2012 and 2011, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Cash and Equivalents

For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At March 31, 2012 and December 31, 2011, the Company had restricted cash of $3,000,000 in the bank as collateral for obtaining bank loans.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company did not have any bad debt allowance at March 31, 2012 and December 31, 2011.

Inventory

Inventory consists of coal extracted from the ground that is available for delivery to customers, and extracted coal removed from the ground but not yet processed through a wash plant. Inventory is valued at the lower of average cost or market, cost being determined on a first in, first out method and including labor costs, all expenditures directly related to the removal of coal, and amortization of mining rights..

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

On April 4, 2008, the Company completed the acquisition of 90% of Xing An pursuant to the Agreement for a price determined by multiplying the number of shares of SGZH outstanding just prior to the transaction (400,000 Series A preferred shares and 6,932,582 common shares) by the average stock price of SGZH stock two days before and two days after the Agreement date. In connection with the transaction, the Xing An shareholders received 8 million shares of SGZH common stock and $30 million, which was treated as a dividend and recorded as a charge to retained earnings.  The total consideration exceeded the fair value of the net assets acquired by $26,180,923, which was recorded as goodwill. As a result of the acquisition, the Xing An Shareholders owned 53% of the combined company. For accounting purposes, the acquisition of Xing An by SGZH was accounted for as a reverse acquisition of SGZH by Xing An.  As of March 31, 2012 and December 31, 2011, the Company concluded there was no impairment of the goodwill.

Asset Retirement Cost and Obligations, Deposit for Mine Restoration

The Company uses   FASB ASC Topic 410, “Asset Retirement and Environmental Obligation”. This Statement  requires the Company’s legal obligations associated with the retirement of long-lived assets are recognized at fair value (“FV”) at the time the obligations are incurred. Obligations are incurred when development of a mine commences for underground mines or construction begins for support facilities, refuse areas and slurry ponds. The obligation’s FV is determined using DCF techniques and is accreted over time to its expected settlement value. Upon initial recognition of a liability, a corresponding amount is capitalized as part of the carrying amount of the related long-lived asset. Amortization of the related asset is calculated on a unit-of-production method by amortizing the total estimated cost over the salable reserves determined under SEC Industry Guide 7, multiplied by the production during the period. The Company reviews its asset retirement obligations at least annually and makes necessary adjustments for permit changes as granted by state authorities and for revisions of estimates of the amount and timing of costs. For ongoing operations, adjustments to the liability result in an adjustment to the corresponding assets.  At March 31, 2012 and December 31, 2011, there were no adjustments of the asset retirement obligations.

Xing An voluntarily applied to Daxinganling District Environment Protection Bureau for the asset retirement obligation and is obligated to account for land subsidence, restoration, rehabilitation and environmental protection at a rate of RMB 1 ($0.16) per ton based on total reserves at the end of the useful lives of the mines.

From January 1, 2009, Xing An and Tong Gong were required by the local Environment Protection Bureau and Heilongjiang Province National Land and Resources Administration Bureau (“HPNLRAB’) to deposit RMB 18,886,500 ($2,765,632) and RMB 5,000,000 ($731,090), respectively, within a certain period of time to a bank account held by local mining authority for land subsidence, restoration and rehabilitation when the mine is fully depleted.  At March 31, 2012, Xing An deposited RMB 5,665,950 ($900,172) and Tong Gong deposited RMB 2,043,280 ($324,624). See additional discussion in Note 12, “Asset Retirement Cost and Obligations.”

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Costs of mine development, expansion of the capacity of, or extending the life of our mines are capitalized and principally amortized using the units-of-production method over the actual tons of coal produced directly benefiting from the capital expenditure. Mobile mining equipment and other fixed assets are stated at cost and depreciated on a straight-line basis over the estimated useful lives of 10 to 15 years. Leasehold improvements are amortized over their estimated useful lives or the term of the lease, whichever is shorter. Major repairs and betterments that significantly extend original useful lives or improve productivity are capitalized and depreciated over the period benefited. Maintenance and repairs are expensed as incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations.

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the FV of the asset. FV is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of March 31, 2012 and December 31, 2011, there were no impairments of its long-lived assets.

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

The Company follows FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), codified in FASB ASC Topic 740. When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interests associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. At March 31, 2012 and December 31, 2011, the Company did not take any uncertain positions that would necessitate recording of a tax related liability.

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

Resource Compensation Fees

In accordance with the relevant regulations, a company engaged in coal production is required to pay a fee to the HPNLRAB for the depletion of coal resources. Tong Gong is required to pay mineral resource fees of RMB 4 ($0.63) per ton for its total production during the year; Xing An is required to pay resource fees at 1% of its total sales.  The Company expenses such costs as General and Administrative (“G&A”) expense when incurred.

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist primarily of accounts and other receivables. The Company does not require collateral or other security to support these receivables. The Company concentrates its sales to a certain number of customers, the Company had 100% and 98% of its sales to two major customers in the three months ended March 31, 2012 and 2011, respectively. The Company conducts periodic reviews of its customers’ financial condition and customer payment practices to minimize collection risk on its receivables.

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

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows,” (codified in FASB ASC Topic 230), cash flows from the Company’s operations are calculated based upon the local currencies.  As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.  Cash from financing activities excluded the effect of loan forgiveness by the principal shareholder for $ 380,338 in the first quarter of 2011.

Basic and Diluted Earnings (Loss) per Share (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares, warrants and stock options had been issued and if the additional common shares were dilutive. Diluted EPS are based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options and the if-converted method for the outstanding convertible preferred shares. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, convertible outstanding instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). During the three months ended March 31, 2012 and 2011, there were no diluted shares for options and warrants as a result of their anti-dilutive feature. The following tables present a reconciliation of basic and diluted EPS:

	2012	2011

Net income (loss)	$(356,928)	$9,651,031

Weighted average shares outstanding - basic	18,852,582	18,591,249
Effect of dilutive securities:
Series “A” preferred stock	400,000	400,000
Options issued	-	2,388
Weighted average shares
outstanding - diluted	19,252,582	18,993,637

Earnings (loss) per share – basic	$(0.02)	$0.52
Earnings (loss) per share – diluted	$(0.02)	$0.51

Fair Value of Financial Instruments

Certain of the Company’s financial instruments, including cash and equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and short-term debt, carrying amounts approximate their fair values due to their short maturities.  ASC Topic 825, “Financial Instruments,” requires disclosure of the FV of financial instruments held by the Company. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

Fair Value Measurements and Disclosures

ASC Topic 820, “Fair Value Measurements and Disclosures,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of  FV measurement that enhances disclosure requirements for FV measures. The three levels are defined as follows:

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

As of March 31, 2012 and December 31, 2011, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV.

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

The Company uses SFAS No. 130 “Reporting Comprehensive Income” (codified in FASB ASC Topic 220). Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the three months ended March 31, 2012 and 2011 consisted of net income and foreign currency translation adjustments.

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (codified in FASB ASC Topic 718 and 505). The Company recognizes in the statement of operations the grant-date FV of stock options and other equity-based compensation issued to employees and non-employees.

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

Reclassifications

Certain prior year amounts were reclassified to conform to the manner of presentation in the current period. The Company reclassified taxes receivable of $200,188 from taxes payables as of December 31, 2011.

New Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is adopted for fiscal years, and interim periods beginning after December 15, 2011 for public entities with retrospective application. There was no material impact on our consolidated financial statements upon adoption.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. Under the amendments in this ASU, an entity has two options for presenting its total comprehensive income: to present total comprehensive income and its components along with the components of net income in a single continuous statement, or in two separate but consecutive statements. The amendments in this ASU are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. There was no material impact on our consolidated financial statements upon adoption.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment, to simplify how entities test goodwill for impairment. ASU No. 2011-08 allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a two-step goodwill impairment test as described in Topic 350 must be performed. The guidance provided by this update becomes effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopts this ASU beginning with its Quarterly Report on Form 10-Q for the three months ended March 31, 2012. There was no material impact on our consolidated financial statements upon adoption.

As of March 31, 2012, there are no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

3.    INVENTORY

Inventory, at March 31, 2012 and December 31, 2011, consisted of coal.

4.    PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at March 31, 2012 and December 31 2011:

	2012	2011
Building	$5,443,323	$5,437,621
Mining structure	11,407,338	11,395,389
Production equipment	4,893,441	4,888,315
Office equipment	85,852	69,512
Vehicles	268,827	268,689
	22,098,781	22,059,526
Less: Accumulated depreciation	(9,593,941)	(9,132,535)
	$12,504,840	$12,926,991

Depreciation for the three months ended March 31, 2012 and 2011 was $497,500 and $417,000, respectively.

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

6.   PREPAID MINING RIGHTS

Prepaid mining rights are the portion of the mining rights for which the Company previously paid. The price is determined by the local mining bureau from which the Company acquired its mining rights, based in part on market price set by the Heilongjiang Province National Land and Resources Administration Bureau (“HPNLARB”) and in part on negotiations with the local mining bureau. The price is established at the time of payment, regardless of when production of the underlying coal occurs. The price for Tong Gong was RMB 8 ($1.17) per ton for 2008 through 2012 and RMB 3.09 ($0.43) per ton for 2005 through 2007; the price for Xing An was RMB 9 ($1.32) per ton for 2008 through 2012, and RMB 6 ($0.85) per ton for 2006 and 2007, and RMB 4 ($0.50) per ton for 2005.  Xing An paid in full for the mining right in June 2008. Tong Gong needs to pay the remaining balance of $897,589 by September 30, 2017. For any mining rights granted prior to September 1, 2006, the Company is generally required to pay for the entire amount of coal underlying such mining rights within five years from the date such right is granted unless specific good cause exists for extension. Effective September 1, 2006, under the authority of the Heilongjiang Geology and Mineral Exploration Office, the Company has 10 years to pay for the coal underlying any mining rights granted on or after such date.

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

(1)  Grant date is the date  the reserves appraisal report by government authorized mining engineers is filed with Heilongjiang Department of Land and Resources and the Company is approved for the total tons of coal it is legally allowed to extract based on the PRC reserves appraisal report.

(2)  The Company’s mining rights are based on appraisals of in place resources conducted by the appropriate PRC authorities and are expressed as a maximum number of metric tons of coal in each mine which the Company is entitled to extract under related mining rights.

The Company’s prepaid mining rights consisted of the following at March 31, 2012 and December 31, 2011:

	2012	2011
Prepaid mining rights	$27,350,193	$27,321,545
Less: Amortized portion	(13,366,932)	(12,587,402)
Prepaid mining rights, net	$13,983,261	$14,734,143

The Company amortizes the mining rights by using total cost of mining rights (the sum of those for which the Company has paid and those for which the Company is still committed to pay) divided by total salable reserves determined under SEC Industry Guide 7, multiplied by production during the period.  The cost of unpaid mining rights is assumed to be the same as the most current price per ton paid by the Company (RMB 8 ($1.17) per ton).  Amortization was $764,700 and $965,400 for the three months ended March 31, 2012 and 2011, respectively.

As of March 31, 2012 and December 31, 2011, the total quantity of coal the Company is  allowed to extract under the mining rights of Xing An and Tong Gong was 25,931,500 tons (as per above table); however, as noted in the table above, this amount reflects the in place resources on which the mining rights are based and to which those mining rights extend. But these amounts, determined by the appropriate PRC authorities, do not coincide with the definition of proven and probable product reserves of SEC Industry Guide 7, which would be 8.32 million tons as of March 31, 2012. The Company paid for 25,165,295 tons at March 31, 2012, and is committed to pay for 766,205 tons of coal at RMB 8 ($1.17) per ton, or $897,589, which must be paid by September 30, 2017. The prepayment of mining rights is accounted for similar to a royalty agreement as neither the payment terms nor the price per ton is fixed.

7.   CONSTRUCTION IN PROGRESS

Construction in progress is the amount paid for the Xing An mines’ maintenance and retrofit project which commenced at the end of 2009.  The estimated cost for the retrofit was approximately $15.5 million; the Company has incurred $13.5 million as of March 31, 2012 and December 31, 2011.  The Company expects the Xing An’s retrofit project will be complete, and production will begin, in 2013.

8.   RELATED PARTY TRANSACTIONS

Lease from shareholder

Xing An leases its office and certain office equipment under long-term leases from a principal shareholder for approximately $1,800 (RMB12,500) per month. The operating lease requires Xing An to pay certain operating expenses applicable to the leased premises.

9.   ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at March 31, 2012 and December 31, 2011:

	2012	2011
Accrued liabilities	$176,966	$50,552
Other payables
Education and union outlays	160,892	160,723
Refundable deposit from a contractor for Tong Gong’s mining work	317,748	317,415
Transportation infrastructure construction fee	445,617	447,317
Mine security special purpose fee	54,846	42,348
Coal price adjustment fund	54,846	42,348
Resource compensation fee	86,937	96,667
Others	106,955	27,542

Total	$1,404,807	$1,184,912

Accrued liabilities mainly represented accrued payroll, welfare and legal and audit expense.  Transportation infrastructure construction fees was a fee for Tong Gong and Xing An levied by the provincial government at RMB 10 ($1.58) per ton based on sales volume; Coal mine security special purpose fee was a fee for Tong Gong levied by the local authority at RMB 10 ($1.58) per ton based on sales volume; Coal price adjusting fund was a fee for Tong Gong levied by the local authority at RMB 10 ($1.58) per ton based on sales volume.  Other mainly consisted of payables for employees’ welfare, social security and personal income tax withholding.

At March 31, 2012 and December 31, 2011, the Company had a refundable deposit from a contractor for Tong Gong’s mining work for $317,000. The Company outsourced Tong Gong mining work to an independent contractor for 3 years from October 1, 2009 to September 30, 2012, and the contractor was required to pay a deposit for mining safety assurance, which will be refunded to this contractor when the contract expires.

10.   TAXES PAYABLE AND TAXES RECEIVABLE

Taxes payable consisted of the following at March 31, 2012 and December 31, 2011:

	2012	2011

Value added tax	525,917	1,451,208
Resource tax	110,920	69,721
Other	10,286	35,450
Total	$647,123	$1,556,379

Taxes receivable consisted of the following at March 31, 2012 and December 31, 2011:

	2012	2011
Income tax	$14,516	$173,028
Other	110,003	27,160
Total	$124,519	$200,188

11. LOAN PAYABLE AND DEPOSIT FOR COAL TRADING

In connection with the Company’s program to purchase and export U.S. coal and other mineral products described hereinafter, on May 25, 2011, the Company entered into a $3,000,000 a promissory Note with a bank in California which matures on May 25, 2012.  The interest rate on this Note is subject to change from time to time based on changes of the lender’s prime rate minus 1%, resulting in an initial interest rate of 2.25%.  The Company will pay this loan in one payment of all outstanding principal plus all accrued unpaid interest on maturity.  In addition, the Company will pay regular monthly interest payments for all accrued unpaid interest due as of each payment date, beginning June 25, 2011, with all subsequent interest payments to be due on the same day of each month after that.  The Company paid $17,063 interest on this loan for the three months ended March 31, 2012. The loan was secured by depositing $3,000,000 restricted cash in the same bank.

The loan amounts were used by the Company to initiate its program to purchase and export U.S. coal and other mineral products. The Company plans to export coal and other mineral products from the U.S. to China. At March 31, 2012, the Company had a refundable deposit of $2,835,585 as an advance for its coal trading business with certain U.S. brokers. In June 2011, the Company made these refundable advances to coal brokers as deposits for buying coal and other mineral products in the U.S. The advances will be applied to the purchase price or refunded if no purchase is made. The Company is currently coordinating with end users in China for coal trading and expects to make the first delivery in the near future.

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

Effective January 1, 2009, Xing An and Tong Gong were required by the local Environment Protection Bureau and HPNLRNB to deposit RMB 18,886,500 ($2,765,632) and RMB 5,000,000 ($731,090), respectively, within a period of time presently expected to be three to five years to a bank account held by local mining authority for land subsidence, restoration and rehabilitation when the mine is fully depleted.  At March 31, 2012, Xing An deposited RMB 5,665,950 ($900,172), and Tong Gong deposited RMB 2,043,280 ($324,624).

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

Asset Retirement Cost at March 31, 2012 and December 31, 2011 was:

	2012	2011
Asset retirement cost	$4,730,112	$4,725,157
Less: Accumulated amortization	(2,233,715)	(2,098,895)
	$2,496,397	$2,626,262

Amortization for asset retirement cost for the three months ended March 31, 2012 and 2011 was $132,300 and $160,800, respectively.

Changes in Asset Retirement Obligation for the three months ended March 31, 2012 and for the year ended December 31, 2011 consisted of the following:

	2012	2011
Balance at Beginning of Period	$4,689,114	$4,243,129
Accretion of interest expense	59,572	223,674
Foreign currency translation gain	5,041	222,311
Ending balance	$4,753,727	$4,689,114

13.  DEFERRED TAX ASSET, NET

Deferred tax asset is the difference between the tax and book depreciation of mining shafts using unit-of-production method, amortization of mining rights for reserves under SEC Industry Guide 7, and amortization of asset retirement cost. Effective May 1, 2011, Tong Gong is required to pay additional safety and maintenance expense at RMB 10 ($1.58) per ton to the local government. The Company records this payment as an expense and also records a deferred tax asset for future tax deduction when the expense is actually incurred. The amount paid to the government can be recovered from the local government under certain circumstances. However, it is not clear whether the Company will be able to recover the amount paid to the government. Accordingly, the payments to government are recorded as an expense.

Deferred tax liability consisted of tax-deductible safety and maintenance expenses (currently RMB 14.7 per ton for Tong Gong, RMB 14.7 for Xing An until 2011 and increased to RMB 23.7 in 2012 ) to be incurred in the future for coal produced. It is deductible for tax purposes at a predetermined rate per ton of coal produced per year until April 2011.   For financial reporting purposes, this was recorded as an appropriation of retained earnings. As defined under U.S. GAAP, a liability for safety and maintenance expenses does not exist at the balance sheet date because there is no present obligation to transfer assets or to provide services as a result of any past transaction (see Note 16 – Statutory Reserves).  Effective May 1, 2011, per ruling No. 26, issued in 2011 by National Tax Authority Regarding Coal Mine Enterprise Tax Deduction Guidance for Maintenance of Productivity Expenses and Security (M&S), M&S expense can only be deductible under PRC tax law when the expense is incurred. Accordingly, there was no deferred tax liability for M&S expense since then.

Deferred tax asset (liability) consisted of the following at March 31, 2012 and December 31, 2011:

	2012	2011
Deferred tax asset for amortization of mining rights, amortization of asset retirement cost, depreciation of assets using unit-of-production method, and mine safety and maintenance expenses	$2,795,742	$2,711,841

Deferred tax liability for statutory reserves for Mine safety and maintenance expenses	(2,320,629)	(2,318,198)
Net deferred tax asset	$475,113	$393,643

14.  INCOME TAXES

The Company is subject to income taxes by entity on income from the tax jurisdiction in which each entity is domiciled.

U.S. China Mining Group, Inc., the U.S. parent company, was incorporated in Nevada and has net operating losses (“NOL”) for income tax purposes.  The U.S. parent company has NOL carry forwards for income taxes of approximately $5.9 million at March 31, 2012, which may be available to reduce future years’ taxable income as NOLs can be carried forward up to 20 years from the year the loss is incurred. Management believes the realization of the benefits from these losses is uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided for the U.S. parent company.

Tong Gong is a Sino-foreign joint venture enterprise formed in the PRC subject to PRC income tax. According to the PRC government local tax bureau,  effective January 1, 2008, the PRC government implemented new income tax rates with a maximum rate of 25%, under which Tong Gong is subject to a 25% rate.

 Xing An is subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

The following table reconciles the U.S. statutory rates to the Company’s consolidated effective tax rate for the three months ended March 31, 2012 and 2011:

	2012	2011
U.S. statutory rates	34.0%	34.0%
Tax rate difference	(89.1)%	(5.2)%
Permanent difference - change in FV of warrants	73.1%	(16.1)%
Permanent difference – accretion of interest on asset retirement obligation and excess portion of asset retirement cost per US GAAP over amount allowed for deduction per PRC tax	40.8%	-
Valuation allowance on U.S. NOL	549.1%	2.3%
Tax per financial statements	607.9%	15.0%

The provisions for income tax for the three months ended March 31, 2012 and 2011consisted of the following:

	2012	2011
Income tax expense - current	$508,079	$1,610,711
Income tax expense (benefit) - deferred	(80,888)	91,942
Total income tax expense	$427,191	$1,702,653

15.  MAJOR CUSTOMERS AND VENDORS

Customers	Sales of 2012	Percentage to Total Sales	Sales of 2011	Percentage to Total Sales
Customer A	$10,573,583	73%	$18,678,195	84%
Customer B	$3,919,831	27%	$3,113,033	14%

At March 31, 2012 and December 31, 2011, the total receivable balance due from these customers was $0 and $2,308,888, respectively.

There were no major vendors for the Company for the three months ended March 31, 2012 and 2011.

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

Common welfare fund

Common welfare fund is a voluntary fund that the Company can elect to transfer 5% to 10% of its net income, as determined under PRC accounting rules and regulations, to this fund.  The Company did not make any contribution to this fund during the three months ended March 31, 2012 and 2011. This fund can only be utilized on capital items for the collective benefit of the Company’s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation.

Non-Surplus reserve fund (Safety and Maintenance)

According to ruling No. 119 (2004) issued May 21, 2004, and amended ruling No. 168 (2005) on April 8, 2005, and ruling No. 16 issued in February 2012, by the PRC Ministry of Finance (“MOF”) regarding “Accrual and Utilization of Coal Production Safety Expense” and “Criterion on Coal Mine Maintenance and Improvement”, and “Accrual and Utilization of Enterprise Safety Production Fee”, respectively, the Company is required to accrue safety and maintenance expenses monthly to the cost of production. The amount of the accrual is determined based on management’s best estimates within the unit price range provided by MOF of PRC. Currently, Xing An accrues at RMB 15 ($2.38) per ton for safety expense and RMB 8.7 ($1.38) per ton for maintenance for the quantity of coal produced; and Tong Gong accrues at RMB 6 ($0.95) per ton for safety expense and RMB 8.7 ($1.38) per ton for maintenance for the quantity of coal produced. As defined under U.S. GAAP, a liability for safety and maintenance expenses does not exist at the balance sheet date because there is no present obligation to transfer assets or to provide services as a result of any past transactions. Therefore, for financial reporting purposes, this reserve was recorded as an appropriation of retained earnings.

According to the ruling No. 1 (2009) of Heilongjiang province and practice requirement of Heihe government, Tong Gong is required to pay additional safety and maintenance expenses at RMB 10 ($1.58) per ton to the local government. The Company records this payment as an expense. The amount paid to the government can be recovered from the local government under certain circumstances. However, it is not clear whether the Company will be able to recover the amount paid to the government. Accordingly, the payment to government is recorded as an expense.

The statutory reserves were as follows as of March 31, 2012 and December 31, 2011:

	2012	2011
Statutory surplus reserve	$3,271,714	$3,229,391
Safety and Maintenance reserve	10,035,538	8,676,020
Total	$13,307,252	$11,905,411

17.  SHAREHOLDERS’ EQUITY

SHARES ISSUED THROUGH PRIVATE PLACEMENT

On January 7, 2011, U.S. China Mining Group, Inc. entered into a Securities Purchase Agreement with investors, pursuant to which the Company sold to the Investors, in a private placement, 3,750,000 Units at $4.00 per Unit. Each Unit is comprised of (i) one share of our common stock, par value $0.001 per share, and (ii) a five-year warrant (the “Investor Warrant”) to purchase 0.5 shares of our Common Stock at $6.80 per share. In connection with the closing of the Private Placement, we received $13,650,500 after payment of $1,349,500 of cash commissions to the Placement Agent, and other offering expenses and related costs in connection with the Private Placement. In addition, we issued to the Placement Agents five-year warrants to purchase 375,000 shares of our Common Stock, at $6.80 per share.

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

The Company accounted for the warrants issued to the investors and placement agents based on the FV method under ASC Topic 505. The FV of the warrants was calculated using the Black Scholes Model and the following assumptions: estimated life of five years, volatility of 100%, risk free interest rate of 2.76%, and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options and warrants. The FV of the warrants at grant date was $13,153,426.  Accordingly to FASB ASC 815-40-55, the warrants were classified as a liability on the balance sheet and adjusted to fair value at each reporting period as they have a ratchet provision for adjusting the strike price if equity is issued at a later date at a price below the strike price. The Company adjusted the derivative liability to $1,996,239 for warrants at March 31, 2012, and recognized a loss of $150,994 during the three months ended March 31, 2012.

MAKE GOOD PROVISION

The make good pledgor, Mr. Guoqing Yue, Chairman of the board of directors of the Company, agrees to pledge 500,000 Ordinary Shares owned by the Make Good Pledgor (the “Make-Good Shares”) with a fair value at December 31, 2011 of $550,000.  The Make-Good Shares shall be reserved for the benefit of the Investors, and shall be issued to the Investors if (i) the net revenue of the Company reported for the existing business segments (excluding any future acquisitions) in the Annual Report of the Company on Form 10-K (or such other form appropriate for such purpose as promulgated by the Commission) for 2011, as filed with the Commission (the “2011 Annual Report”), is less than $81,300,000 for 2011 (the “2011 Guaranteed Amount”) or (ii) the net revenue of the Company reported for the existing business segments (excluding any future acquisitions) in the Annual Report of the Company on Form 10-K (or such other form appropriate for such purpose as promulgated by the Commission) for 2012, as filed with the Commission (the “2012 Annual Report”), is less than $102,000,000 for 2012 (the “2012 Guaranteed Amount”), then in either case, the Make Good Escrow Agent (on behalf of the Make Good Pledgor) will, without any further action on the part of the Investors, transfer a number of Make Good Shares (as calculated below) to the Investors on a pro-rata basis (determined by dividing each Investor’s Investment Amount by the aggregate of all Investment Amounts delivered to the Company by the Investors hereunder) for no consideration other than payment of their respective Investment Amount paid to the Company at Closing.  If the net revenue of the Company for the existing business segments (excluding any future acquisitions) for 2011 equals or exceeds the 2011 Guaranteed Amount, then 50% of the Make Good Shares will be released back to the Make Good Pledgor.  The number of Make Good Shares transferable to Investors shall be calculated as follows:

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

At December 31, 2011, the Company didn’t meet the 2011 Guaranteed Amount of $81,300,000; accordingly, 168,006 shares will be transferred to investors.  Since the shares were issued in connection with the equity financing, the FV of the make good shares was debited and credited to additional paid in capital.

REGISTRATION RIGHTS AGREEMENTS

In connection with the Private Placement, the Company, Placement Agent and the Investors entered into a Registration Rights Agreement on January 7, 2011. The Company agreed to register for resale the total number of shares of Common Stock underlying the Units sold in the Private Placement (including such shares that are issuable upon the exercise of Investor Warrants and Agent Warrants), on a registration statement to be filed with the SEC on or prior to 45 days from the closing date of the Private Placement.  The Company was to use its best efforts to have the registration statement declared effective within 150 days after the initial filing with the SEC or within 180 days if the registration statement is reviewed by the SEC.  The Company shall also maintain the effectiveness of the registration statement until all of the securities covered by the registration statement may be sold by the investors under Rule 144 without any restriction (including volume restrictions).

If the registration statement has not been filed or declared effective within the prescribed time period or if the Company has failed to maintain the effectiveness of the registration statement as required, the Company shall pay to the Investors liquidated damages equal to 1.0% of the amount invested for each subsequent 30-day period until the registration statement becomes effective, up to a maximum of 10.0%, and prorated for any period of less than 30 days. On February 14, 2011, the Company filed registration statement with the SEC, which was declared effective on March 24, 2011.

STOCK-BASED COMPENSATION PLAN

On March 11, 2011, the Company granted options to an employee under the Company’s 2009 stock option plan to purchase up to 50,000 shares of the Company’s common stock at $4.50 per share for 5 years.  The options vested and became exercisable in two equal installments: the first six months from the option grant date and the second six months thereafter. On March 9, 2012, the Company granted this employee for stock options to purchase up to 50,000 shares of the Company’s common stock at $1.00 per share for 5 years. The options vest and become exercisable in two equal installments: the first six months from the option grant date and the second six months thereafter.  The options granted on March 9, 2012 have a life of 5 years, with volatility of 202%, risk free interest rate of 0.9%, and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options. Total FV of the 50,000 option granted on March 9, 2012 was $48,831.

On March 10, 2009, the Company granted options to an independent director under the Company’s 2009 stock option plan to purchase up to 20,000 shares of the Company’s common stock at $6.30 per share for 5 years. The options vested and became exercisable in two equal installments: the first six months from the option grant date and the second six months thereafter.   On March 3, 2010, the Company granted another 20,000 stock options to this director with exercise price of $9.30 per share and a term of 5 years.  The options vested and become exercisable in two equal installments: the first six months from the option grant date and the second six months thereafter.  On February 25, 2011, the Company granted another 20,000 stock options to this director with exercise price of $4.50 per share and a term of 5 years.  The options vested and became exercisable in two equal installments: the first six months from the option grant date and the second six months thereafter. On February 24, 2012, the Company granted another 20,000 stock options to this director with exercise price of $1.00 per share and a term of 5 years. The options vest and become exercisable in two equal installments: the first six months from the option grant date and the second six months thereafter. The options granted on February 24, 2012 have a life of 5 years, with volatility of 201%, risk free interest rate of 0.89%, and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options. Total FV of the 50,000 options granted on February 24, 2012 was $19,518.

Based on the FV method under SFAS 123R (codified in FASB ASC Topic 718), the FV of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk free interest rate is based upon market yields for U.S. Treasury debt securities at a maturity near the term remaining on the option. Dividend rates are based on the Company’s dividend history. The stock volatility factor is based on the historical volatility of the Company’s stock price. The expected life of an option grant is based on management’s estimate as no options have been exercised in the Plan to date. The FV of each option grant to employees and independent director is recognized as compensation expense over the vesting period of each stock option award.

The following table summarizes activities of these options:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2011	95,000	6.39	3.40
Exercisable at January 1, 2011	85,000	6.04	3.91
Granted	70,000	4.50	5.00
Exercised	-	-	-
Outstanding at December 31, 2011	165,000	$5.59	3.15
Exercisable at December31, 2011	130,000	5.88	2.88
Granted	70,000	1.00	5.00
Exercised	-	-	-
Outstanding at March 31, 2012	235,000	4.22	3.51
Exercisable at March 31, 2012	200,000	4.78	3.26

The Company recorded $29,156 and $36,340 of compensation expense for stock options during the three months ended March 31, 2012 and 2011, respectively. There were no options exercised during the three months ended March 31, 2012 and 2011.

WARRANTS ISSUED TO INVESTOR RELATIONS FIRMS

On April 19, 2010, the Company granted warrants to acquire 200,000 shares of the Company’s common stock, at $9.50 per share to an investor relations (“IR”) firm. The warrants have a term of 5 years. The Company accounted for warrants issued to this investor relations firm based on ASC 505-50 at each balance sheet and expense recorded based on the period elapsed at each balance sheet date, which is the date at which the counterparty’s performance is deemed to be completed for the period. The fair value of each warrant granted is estimated on the date of the grant using the Black-Scholes option pricing model under ASC 505-30-11 and is recognized as compensation expense over the service term of the investor relations agreement as it is a better matching of cost with services received. The warrants are classified as equity instruments and are exercisable into a fixed number of common shares. There is no commitment or requirement to change the quantity or terms based on conditions to the counterparty’s performance or market conditions.  These warrants are non forfeitable. The FV of the warrants was calculated using the following assumptions: estimated life of five years, volatility of 100%, risk free interest rate of 2.76%, and dividend yield of 0%. In January 2011, the Company terminated the IR service agreement with this IR firm, and accordingly, the unrecorded FV of the warrants issued to this IR firm was fully expensed at termination date.

On January 18, 2011, the Company agreed to issue warrants to another IR firm as follows:

For each six-month period, warrants will be issued to purchase 20,000 shares at $6.00 per share.  Warrants to purchase 20,000 shares for the first six months of service were issued by April 18, 2011 (the “Tranche 1 Warrant”) and vested on July 18, 2011 and will  expire on July 18, 2014.  Warrants to purchase 20,000 shares for the second six months of service would be issued by October 18, 2011 and will vest on January 18, 2012 and will expire on January 18, 2015.  Additionally, warrants to purchase 40,000 shares will be issued if the share price trades above $12 and the stock achieves an average daily trading volume (“ADTV”) of 50,000 for 30 days.  This contract has now been terminated and, therefore, no more warrants will be issued.  The Company accounted for warrants issued to this investor relations firm based on ASC 505-50 at each balance sheet date as described above. The warrants are classified as equity instruments and are exercisable into a fixed number of common shares. There is no commitment or requirement to change the quantity or terms based on conditions to the counterparty’s performance or market conditions.  The FV of the warrants for the Tranche I and II Warrant was calculated using the following assumptions: estimated life of five years, volatility of 100%, risk free interest rate of 2.76%, and dividend yield of 0%. The FV of Tranche 1 Warrant that was issued at April 18, 2011 was $36,857. The FV of Tranche II Warrant that would be issued at October 18, 2011 was $8,407.

The following table summarizes activity for the warrants to certain investor relations firms:

	Number of Shares	Average Exercise Price per Share	Weighed Average Remaining Contractual Term in Years
Outstanding at January 1, 2011	200,000	9.50	4.29
Exercisable at January 1, 2011	200,000	9.50	4.29
Granted	40,000	6.00	3.00
Exercised	-	-	-
Outstanding at December 31, 2011	240,000	8.92	3.17
Exercisable at December 31, 2011	240,000	8.92	3.17
Granted	-	-	-
Exercised	-	-	-
Outstanding at March 31, 2012	240,000	8.92	2.92
Exercisable at March 31, 2012	240,000	8.92	2.92

The Company recorded $0 and $250,703 warrants expense during the three months ended March 31, 2012 and 2011.

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

For mining rights granted to the Company prior to September 1, 2006, the Company is required to pay for all of the coal underlying such mining rights within five years from the date such mining rights are approved by the HNLRAB unless specific good cause exists for extension.  For mining rights granted on or after September 1, 2006, full payment is required within 10 years. The Company’s operations may be suspended if it is not able to make full payments within such periods.

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

The Company’s rental expense for the three months ended March 31, 2012 was $20,000 and $20,000, respectively.

As of March 31, 2012, the future minimum annual lease payments required under operating leases, are as follows:

April 1 to December 31, 2012	$16,200
2013	21,600
2014	21,600
2015	12,600
Total	$72,000

19. ACQUISITION OF COAL MINES AND OF U.S. COAL FOR EXPORT

On May 19, 2010, the Company entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") to acquire the Erdos City Dongsheng District Liujiaqu Coal Mine ("Liujiaqu Coal Mine") in the Inner Mongolia region of the PRC (Refer to the 8-K the Company filed on May 22, 2010 for relevant disclosure for transaction). The acquisition of Liujiaqu Coal Mine had not been completed as of March 31, 2012. The parties are reviewing the potential impact on the transaction of new municipal policy and requirements of Erdos City and have not scheduled a date for completion of the transaction.  The Company did not make any deposit for this acquisition.

On January 20, 2011, the Company signed an advance agreement with an individual owner of a coal mine located in Guizhou China. Pursuant to the agreement, the Company has advanced a refundable RMB 30 million ($4,525,000, the maximum amount provided under the agreement) to an escrow account to be used for improvements to this mine. In addition, the Company intends to undertake the acquisition of the mine from the individual owner if the owner can complete the necessary restructuring of the mine as appropriate for acquisition and the new mining company after the restructuring has received all government required permits for normal production. If the potential acquisition goes forward, the escrow amount will be treated as partial consideration. If not, the amount will be reimbursed to the Company. During 2011, the owner completed the mine improvement construction and organization restructuring as appropriate for potential acquisition. The renovated mine has been in official test runs since July 2011, and is currently in the process of applying for all necessary mining and operating permits. The Company expects to undertake the acquisition of the mine soon after all the necessary permits are in place during 2012.

In 2011, the Company started to execute its plan to export coal and other mineral products from the U.S. to China.  The Company made a $2.84 million refundable advances as of March 31, 2012 through coal brokers as deposits for buying coal and other mineral products in the U.S. The advance will be applied to the purchase price or refunded if no purchase is made. We are currently coordinating with China’s end users for coal trading and expect to make the first delivery in the near future.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q and other reports filed by the Registrant from time to time with the Securities and Exchange Commission (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Registrant’s management as well as estimates and assumptions made by the Registrant’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to the Registrant or the Registrant’s management identify forward-looking statements. Such statements reflect the current view of the Registrant with respect to future events and are subject to risks, uncertainties, assumptions, and other factors (including the risks contained in the section of this report entitled “Risk Factors”) relating to the Registrant’s industry, the Registrant’s operations and results of operations, and any businesses that the Registrant may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Registrant believes that the expectations reflected in the forward-looking statements are reasonable, the Registrant cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Registrant does not intend to update any of the forward-looking statements to conform these statements to actual results. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations, and prospects.

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

Pursuant to a stock purchase agreement that we entered into on December 31, 2007, on April 4, 2008, we added two coal mines to our operations when we acquired two mining companies under common ownership in the PRC, Hong Yuan and Sheng Yu.  In connection with that transaction, the Xing An shareholders received 8 million shares of SGZH common stock and $30 million in cash, which was treated as a dividend pursuant to the accounting treatment applied to the transaction. The purchase price was determined by multiplying the number of shares of SGZH outstanding just prior to the transaction (400,000 Series A preferred shares and 6,932,582 common shares) valued at the average stock price of SGZH stock two days before and two days after the Agreement date. After the closing of this acquisition transaction, the Xing An Shareholders then owned 53% of the combined company. Accordingly, for accounting purposes, the transaction was accounted for as a reverse acquisition of the Company by Xing An. Xing An operates two coal mines, the Hong Yuan and Sheng Yu mines, located in Mohe City in Heilongjiang Province.

On October 15, 2008, we paid $18 million of the dividend to the Xing An Shareholders in accordance with the terms of the Stock Purchase Agreement. We paid the remaining $12 million  to the Xing An Shareholders in April 2009.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our management's discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which were prepared in accordance with U.S. defined GAAP. While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements, we believe  the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

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

Goodwill

Goodwill is the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement No. 142”), codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, goodwill is not amortized but is tested for impairment annually, or when circumstances indicate a possible impairment may exist. Impairment testing is performed at a reporting unit level. An impairment loss generally would be recognized when the carrying amount of the reporting unit exceeds the fair value (“FV”), with the FV of the reporting unit determined using a discounted cash flow (DCF) analysis. A number of significant assumptions and estimates are involved in the application of the DCF analysis to forecast operating cash flows, including the discount rate, the internal rate of return, and projections of realizations and costs to produce. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated.

Asset Retirement Cost and Obligation

The Company uses Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, codified in FASB ASC Topic 410. This Statement generally requires that the Company’s legal obligations associated with the retirement of long-lived assets are recognized at FV at the time the obligations are incurred. Obligations are incurred at the time development of a mine commences for underground mines or construction begins for support facilities, refuse areas and slurry ponds. The obligation’s FV is determined using DCF techniques and is accreted over time to its expected settlement value. Upon initial recognition of a liability, a corresponding amount is capitalized as part of the carrying amount of the related long-lived asset. Amortization of the related asset is calculated on a unit-of-production method by amortizing the total estimated cost over the salable reserves determined under SEC Industry Guide 7, multiplied by the production during the period. The Company reviews its asset retirement obligation at least annually and makes necessary adjustments for permit changes as granted by state authorities and for revisions of estimates of the amount and timing of costs. For ongoing operations, adjustments to the liability result in an adjustment to the corresponding asset.

Property, Plant, and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation. Costs of mine development, expansion of the capacity of or extending the life of our mines are capitalized and principally amortized using the units-of-production method over the actual tons of coal produced directly benefiting from the capital expenditure. Mobile mining equipment and other fixed assets are stated at cost and depreciated on a straight-line basis over the estimated useful lives ranging from 10 to 15 years. Leasehold improvements are amortized over their estimated useful lives or the term of the lease, whichever is shorter. Major repairs and betterments that significantly extend original useful lives or improve productivity are capitalized and depreciated over the period benefited. Maintenance and repairs are generally expensed as incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is adopted for fiscal years, and interim periods beginning after December 15, 2011 for public entities with retrospective application. There was no material impact on our consolidated financial statements upon adoption.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. Under the amendments in this ASU, an entity has two options for presenting its total comprehensive income: to present total comprehensive income and its components along with the components of net income in a single continuous statement, or in two separate but consecutive statements. The amendments in this ASU are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. There was no material impact on the consolidated financial statements upon adoption.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment, to simplify how entities test goodwill for impairment. ASU No. 2011-08 allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a two-step goodwill impairment test as described in Topic 350 must be performed. The guidance provided by this update becomes effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted this ASU beginning with its Quarterly Report on Form 10-Q for the three months ended March 31, 2012. There was no material impact on our consolidated financial statements upon adoption.

As of March 31, 2012, there are no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2012 and 2011

The following table sets forth the results of our operations for the three months ended March 31, 2012 and 2011 in each of the years indicated and as a percentage of net sales:

	2012		2011
	$	% of Sales	$	% of Sales
Sales	14,493,414	100%	22,235,947	100%
Cost of Goods Sold	10,408,432	72%	13,543,503	61%
Gross Profit	4,084,982	28%	8,692,444	39%
Operating Expenses	3,834,922	26%	2,882,745	13%
Income from Operations	250,060	2%	5,809,699	26%
Other Income (Expenses), net	(179,797)	(1)%	5,543,985	25%
Income Tax	427,191	3%	1,702,653	8%

Net Income (Loss)	(356,928)	(2)%	9,651,031	43%

Coal mining production, brokerage and sales at our three mines, in tons, for the periods indicated:

Tong Gong Coal Mine
	Salable Production (tons)		Brokerage (tons)		Sales (tons)
	2012	2011	2012	2011	2012	2011

Three months ended March 31	34,990	62,634	60,000	75,000	94,990	137,634

	Xing An Coal Mines (Hong Yuan and Sheng Yu)
	Salable Production (tons)		Brokerage (tons)		Sales (tons)
	2012	2011	2012	2011	2012	2011

Three months ended March 31	351,376	364,186	-	-	185,495	319,935

Sales. Our revenues are derived from sales of coal. During the three months ended March 31, 2012, we had sales of $14.5 million compared to $22.2 million for the 2011 period, a decrease of 35%.   In the first quarter of 2012, the total sale volume primarily decreased since the sale volume from Xing An decreased compared to the first quarter of 2011. The average selling price per ton for the three months ended March 31, 2012 was $51.67 as compared to $48.6 for the 2011 period.  Our total sales volume was 280,485 tons for the three months ended March 31, 2012, compared to 457,569 tons for the 2011 period, a decrease of  39%, resulting primarily from the difficulties in logistics in Xing An, such as limited access to railway cargoes resulted in the difficulties of shipment.

Cost of Goods Sold.  Cost of goods sold for the three months ended March 31, 2012 was $10.4 million, a decrease of $3.14 million or  23%, from $13.5 million for the 2011 period. Our total production for the three months ended March 31, 2012 was 386,366 tons, compared to 426,820 tons produced for the 2011 period , a decrease  of 40,454 tons, resulting primarily from the changing geological conditions of the under-shaft with increased rock zone as a result of  mining into the deeper areas of the underground mine, as well as the under-shaft transmission range getting further which limited the lifting capacity.   Cost of goods sold as a percentage of sales was 72% for the three months ended March 31, 2012, compared to 61% in the 2011 period. Our average cost per ton was $37.11 in the three months ended March 31, 2012, compared to $28.78 in the 2011 period.  This increase was primarily attributable to higher infrastructure, safety and environment standard requirements and overall inflation in China that caused us increased labor, certain materials and energy costs that we used for the mining and processing.

Gross Profit. Gross profit was $4.1 million for the three months ended March 31, 2012 compared to $8.7 million for the 2011 period, a decrease of $4.6 million. Our gross profit as a percentage of sales was  28% and 39% for the three months ended March 31, 2012 and 2011, respectively.

Operating Expenses.  Operating expenses totaled $3.8 million for the three months ended March 31, 2012 compared to $2.9 million for the 2011 period, an increase of $0.95 million or  33%. The increase was attributable to 1) increased land use tax for Xing An required by local tax authority from the second quarter of 2011; 2) increased supplies expenses and machine accessories expenses including the expenditures for materials that were used to fix machines and mining assets, which totaled approximately $1.44 million; and 3) increased payroll of approximately $350,000 and welfare expenses, and electricity and gas fees as a result of overall price inflation in China. The Company anticipates that it will seek to offset some of the increased expenses relating to the new government fees and taxes through increased sales prices and increased sales of its production coal.

Other Income (Expenses). Other expenses totaled $0.18 million for the three months  ended March 31, 2012 compared to approximately $5.54 million other income for the 2011 period. The $5.72 million decrease was mainly attributed to the non-cash non-operating income of $5.56 million in the first quarter of 2011 compared to $0.15 million non-cash non-operating expense in the 2012 period , resulting from the change of the FV of the derivative warrants that we issued to approximately 300 investors and agents through the Private Placement  in January 2011.

Net Income (loss). Our net income for the three months ended March 31, 2012 was $0.36 million compared to net income of $9.65 million for the 2011period , a decrease of $10.0 million. This was mainly attributed to the noncash income of $5.56, resulted from the changes of the FV of warrants that we issued through the Private Placement financing in January 2011, and decreased sale volume but increased percentage of costs and operating expenses compared to the same period of last year.  Net income as a percentage of sales decreased from 43% for the first quarter of 2011 to (2)% for the same period of 2012.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Comparison of the three months ended March 31, 2012 and 2011

As of March 31, 2012, we had cash and cash equivalents of $41.8 million. Our working capital was  $51.59 million. The ratio of current assets to current liabilities was 8.10:1 at March 31, 2012.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2012 and 2011:

	2012	2011
Cash provided by (used in):
Operating Activities	$(2,768,202)	$(1,075,417)
Investing Activities	$(16,234)	$(6,759,254)
Financing Activities	$-	$10,850,500

Net cash used in operating activities was $2.77 million for the three months ended March 31, 2012 as compared to net cash used in operating activities of $1.08 million in the 2011 period.  The increase in cash outflow resulted primarily from increased inventory, decreased net income and the payment on taxes payable.

On January 20, 2011, we signed an advance agreement with an individual owner of a coal mine located in Guizhou China.  Pursuant to the agreement, we advanced a refundable RMB 30 million ($4,575,000, the maximum amount provided under the agreement) to an escrow account to be used for improvements to this mine.  In addition, we intend to undertake the acquisition of the mine from the individual owner if the owner can complete the necessary restructuring of the mine as appropriate for acquisition and the new mining company after the restructuring has received all government required permits for normal production.  If the potential acquisition goes forward, the escrow amount will be treated as partial consideration.  If not, the amount will be reimbursed to us. During 2011, the owner completed the mine improvement construction and organization restructure as appropriate for potential acquisition. The renovated mine has been in official test runs since July 2011 and is currently in the process of applying for all necessary mining and operating permits. The Company expects to undertake the acquisition of the mine soon after all the necessary permits are in place during 2012.

At March 31, 2012, the Company had a refundable deposit of $2,835,585 for coal trading business to certain brokers. The Company plans to export coal and other mineral products from the U.S. to China. In June 2011, the Company made refundable advances through coal brokers as deposits for buying coal and other mineral products in the U.S. The advance will be applied to the purchase price or refunded if no purchase is made. The Company is currently coordinating with China’s end users in China for coal trading and expects to make the first delivery in the near future.

Net cash used in investing activities was $16,234 for the three months ended March 31, 2012 as compared to $6.76 million in the 2011 period. During the three months ended March 31, 2012, we paid  $16,234  for acquisition of property, plant and equipment. In the first quarter of 2011, we paid $6.76 million for construction in progress for Xing An mines’ retrofit projects.

Net cash provided by financing activities was $0 in the three months ended March 31, 2012 as compared to $10.85 million in the 2011 period. During the three months ended March 31, 2011, we had proceeds from an issuance of common stock of $13.65 million, partially offset by $2.8 million repayment of loan to shareholder, while in the 2012 period, we did not have any financing activities.

Based on our current expectations, we believe our cash and equivalents, and cash to be generated from operations will satisfy our working capital needs, and other liquidity requirements associated with our existing operations through the remainder of this year. We will continue to seek opportunities to expand our existing mining operations and acquire additional coal mining rights, and we expect to finance such acquisitions through the issuance of equity securities. Failure to obtain such financing could have a material adverse effect on our plans for expansion.

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

The following tables summarize our contractual obligations as of March 31, 2012, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +

Contractual Obligations:
Operating Leases	$72,000	$21,600	$43,200	$7,200	$-
Mining Rights	897,589				897,589
Total Contractual Obligations:	$969,589	$21,600	$43,200	$7,200	$897,589

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

As of March 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective as of the end of the period covered by this annual report due to the failures of controls described in this Item 4 with respect to certain internal controls over financial reporting.

Based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, management concluded in the assessment that our internal control over financial reporting was not effective as of December 31, 2011 and March 31, 2012, due to incorrect recording of the warrants issued in 2011 in connection with a private placement (which should have been recorded as a derivative transaction) and the failure in timely reporting of a bank loan transaction in connection with the Company’s program to broker U.S. coal; both of these have material effects on our consolidated financial statements and as a result, the Company has restated the financial statements included in the first three quarters of 2011.

The management determined that there were weaknesses related to (i) the need for improved internal authorization, reporting, and communications at the Company, and (ii) additional financial personnel with experience with U.S. public company reporting and U.S. GAAP. To remediate these weaknesses, we intend to raise awareness, responsibility and accountability of the management on internal controls over financial reporting; make improvements to quality of our controls, policies and procedures, with which the management needs to strictly comply under the Board's authorization and supervision as necessary. In addition, we are in search for additional qualified financial personnel with knowledge and experience with U.S. GAAP and U.S. public company reporting and compliance obligations, while we are also seeking to address this need through improving supervision, education, and training of our accounting staff.

During the three months ended March 31, 2012, we began to institute certain changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) to correct the weaknesses described above, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form
10-K as of and for the year ended December 31, 2011.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have not sold any equity securities during the period ended March 31, 2012 that were not previously disclosed in a current report on Form 8-K.

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

U.S. CHINA MINING GROUP, INC. (Registrant)

Date: May 21, 2012	By:	/s/ Hongwen Li
Hongwen Li
Chief Executive Officer

Date: May 21, 2012	By:	/s/ Xinyu Peng
Xinyu Peng
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Section 302 Certification by the Corporation’s Chief Executive Officer. *

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer. *

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer. *

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer. *

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

* Filed herewith.

**Furnished herewith.