Form 10-Q
period 2012-06-30
U.S. China Mining Group, Inc.
filed 2012-08-30
CIK 1145761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares of common stock outstanding as of August 29, 2012: 18,852,582

U.S. CHINA MINING GROUP INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

U.S. CHINA MINING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2012 AND DECEMBER 31, 2011

	2012	2011
ASSETS	(Unaudited)

CURRENT ASSETS
Cash & equivalents	$35,181,972	$44,543,696
Restricted cash	-	3,000,000
Accounts receivable	-	2,308,888
Other receivables and deposits	4,746,202	4,766,838
Taxes receivable	464,026	200,188
Deposit for coal trading	2,085,585	2,935,530
Inventory	6,292,216	915,873

Total current assets	48,770,001	58,671,013

NONCURRENT ASSETS
Goodwill	26,180,923	26,180,923
Prepaid mining rights, net	13,766,875	14,734,143
Property and equipment, net	14,071,126	12,926,991
Construction in progress	16,665,736	13,506,677
Deferred tax asset, net	551,452	393,643
Asset retirement cost, net	2,450,104	2,626,262

Total noncurrent assets	73,686,216	70,368,639

TOTAL ASSETS	$122,456,217	$129,039,652

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Unearned revenue	$1,329,892	$527,241
Accrued liabilities and other payables	2,481,459	1,184,912
Taxes payable	487,575	1,556,379
Loan payable	-	3,000,000
Warrant derivative liability	1,872,849	1,845,245
Advance from shareholder	2,000	2,000

Total current liabilities	6,173,775	8,115,777

NONCURRENT LIABILITIES
Asset retirement obligation, net of deposit for mine restoration of $1,297,923 in 2012 and $1,223,513 in 2011, respectively	4,711,083	4,689,114

Total liabilities	10,884,858	12,804,891

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
Series A Preferred Stock, $0.001 par value, 8,000,000 shares authorized, 400,000 shares issued and outstanding	400	400
Common stock, $0.001 par value, 100,000,000 shares authorized, 18,852,582 shares issued and outstanding	18,852	18,852
Additional paid in capital	41,170,202	41,115,578
Statutory reserves	13,398,194	11,905,411
Accumulated other comprehensive income	9,250,200	9,576,877
Retained earnings	47,733,511	53,617,643

Total stockholders' equity	111,571,359	116,234,761

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$122,456,217	$129,039,652

The accompanying notes are an integral part of the consolidated financial statements.

U.S. CHINA MINING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATION AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,
	2012	2011	2012	2011

Net sales	$19,639,700	$33,623,283	$5,146,286	$11,387,336
Cost of goods sold	14,149,252	20,868,336	3,740,820	7,324,833

Gross profit	5,490,448	12,754,947	1,405,466	4,062,503

Operating expenses
Selling	4,609,879	1,915,559	2,624,221	1,555,911
General and administrative	4,456,390	5,366,236	2,607,126	2,843,139

Total operating expenses	9,066,269	7,281,795	5,231,347	4,399,050

Income (loss) from operations	(3,575,821)	5,473,152	(3,825,881)	(336,547)

Non-operating income (expenses)
Interest income	79,674	87,433	31,647	36,304
Interest expense	(149,731)	(110,704)	(73,096)	(42,000)
Warrant derivative income (expense)	(27,604)	6,463,585	123,390	901,838
Other expense	-	-	195	187

Total non-operating income (expenses), net	(97,661)	6,440,314	82,136	896,329

Income (loss) before income tax	(3,673,482)	11,913,466	(3,743,745)	559,782
Provision for income tax	717,868	1,787,043	290,677	84,390

Net income (loss)	(4,391,350)	10,126,423	(4,034,422)	475,392

Other comprehensive income (loss)
Foreign currency translation gain (loss)	(326,677)	1,826,633	(420,161)	1,066,315

Comprehensive income (loss)	$(4,718,027)	$11,953,056	$(4,454,583)	$1,541,707

Basic weighted average shares outstanding	18,852,582	18,722,637	18,852,582	18,852,582

Diluted weighted average shares outstanding	19,252,582	19,122,637	19,252,582	19,252,582

Basic net earnings (loss) per share	$(0.23)	$0.54	$(0.21)	$0.03

Diluted net earnings (loss) per share	$(0.23)	$0.53	$(0.21)	$0.02

The accompanying notes are an integral part of the consolidated financial statements.

U.S. CHINA MINING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,391,350)	$10,126,423
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	1,892,499	2,217,405
Changes in fair value of warrants	27,604	(6,463,585)
Accretion of interest on asset retirement obligation	119,145	110,430
Imputed interest on shareholder's loan	-	3,848
Stock warrants compensation	-	250,703
Stock option compensation	54,624	125,528
Changes in deferred tax	(159,744)	112,574
(Increase) decrease in current assets:
Accounts receivable	2,306,509	215,064
Other receivables and deposits	2,570	(5,837,870)
Deposit for coal trading	849,945	(2,950,000)
Inventory	(5,394,745)	(951,931)
Deposit for mine restoration	(79,272)	-
Increase (decrease) in current liabilities:
Accounts payable	-	(1,929,786)
Unearned revenue	806,882	756,189
Accrued liabilities and other payables	1,303,653	(1,515,178)
Taxes payable	(1,331,179)	(2,083,922)

Net cash used in operating activities	(3,992,859)	(7,814,108)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	3,000,000	(2,777,036)
Acquisition of property, plant & equipment	(2,008,040)	(1,040,215)
Construction in progress	(3,219,217)	(6,803,347)

Net cash used in investing activities	(2,227,257)	(10,620,598)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan advance (repayment)	(3,000,000)	3,000,000
Proceeds from issuance of common stock	-	13,650,500
Repayment to shareholder's advance	-	(2,800,000)

Net cash (used in) provided by financing activities	(3,000,000)	13,850,500

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	(141,608)	1,038,905

NET DECREASE IN CASH & EQUIVALENTS	(9,361,724)	(3,545,301)

CASH & EQUIVALENTS, BEGINNING OF PERIOD	44,543,696	46,224,944

CASH & EQUIVALENTS, END OF PERIOD	$35,181,972	$42,679,643

Supplemental Cash flow data:
Income tax paid	$812,936	$2,414,172
Interest paid	$30,375	$-

The accompanying notes are an integral part of the consolidated financial statements.

U.S. CHINA MINING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   JUNE 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

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

Because PRC regulations restrict foreign ownership of any mining-related company to 90% of such company’s equity, the Company acquired 90% of the registered capital, being 90% of the equity, of each of Hong Yuan and Sheng Yu from their owners (the “Xing An Shareholders”). Concurrently with the acquisition, the Xing An Shareholders placed the beneficial interests to the remaining 10% equity of Xing An in a trust for the benefit of the Company pursuant to a Trust Agreement. Under the terms of the Trust Agreement, all rights attached to the 10% equity are to be exercised by the trustee at the direction, and for the sole benefit, of the Company. Transfer of the 10% equity to the Company shall occur when permitted under PRC regulations. At such time, if the trust is deemed to violate applicable PRC regulations or can no longer achieve its intended purpose, the trust shall terminate, and the 10% equity shall revert back to the Xing An Shareholders.  Based on a review of our corporate structure it was  determined that, in order to assure compliance with PRC laws and regulations, the non-controlling equity in our subsidiaries should in each case be held by the other subsidiaries and not by us or in trust.  Consequently, a 25% equity interest in Tong Gong, which had previously been structured as an assignment to us, has instead been assigned to, and is now held by, the Xing An Companies in 2011 and a 10% equity interest in the Xing An Companies, which was originally placed in a trust for our benefit, will instead be assigned to Tong Gong.  This transfer to Tong Gong received the local Commerce Department’s approval in 2011, although we have not yet received the approval for a change of the business license with the local State Administration for Industry and Commerce of the PRC (“SAIC”).

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

The consolidated interim financial information as of June 30, 2012 and for the six and three month periods ended June 30, 2012 and 2011 were prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) have not been included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2012, its consolidated results of operations and cash flows for the six and three month periods ended June 30, 2012 and 2011, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Cash and Equivalents

For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At June 30, 2012 and December 31, 2011, the Company had restricted cash of $0 and $3,000,000 in the bank as collateral for obtaining bank loans.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company did not have any bad debt allowance at June 30, 2012 and December 31, 2011.

Inventory

Inventory consists of coal extracted from the ground that is available for delivery to customers, and extracted coal removed from the ground but not yet processed through a wash plant. Inventory is valued at the lower of average cost or market, cost being determined on a first in, first out method and including labor costs, all expenditures directly related to the removal of coal, and amortization of mining rights.

Prepaid Mining Rights

Prepaid mining rights represent the portion of the mining rights for which the Company has previously paid.   Prepaid mining rights are expensed based on actual production volume during the period. See additional discussion in Note 6, “Prepaid Mining Rights.”

Goodwill

Goodwill is the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, “Intangibles-Goodwill and Other”, goodwill is not amortized but is tested for impairment, annually or when circumstances indicate an impairment may exist. Impairment testing is performed at a reporting unit level. An impairment loss generally would be recognized when the carrying amount of the reporting unit exceeds its fair value (“FV”) with the FV of the reporting unit determined using discounted cash flow (“DCF”) analysis. A number of significant assumptions and estimates are involved in the application of the DCF analysis to forecast operating cash flows, including the discount rate, the internal rate of return, and projections of realizations and costs to produce. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated.

On April 4, 2008, the Company completed the acquisition of 90% of Xing An pursuant to the Agreement for a price determined by multiplying the number of shares of SGZH outstanding just prior to the transaction (400,000 Series A preferred shares and 6,932,582 common shares) by the average stock price of SGZH stock two days before and two days after the Agreement date. In connection with the transaction, the Xing An shareholders received 8 million shares of SGZH common stock and $30 million, which was treated as a dividend and recorded as a charge to retained earnings.  The total consideration exceeded the FV of the net assets acquired by $26,180,923, which was recorded as goodwill. As a result of the acquisition, the Xing An Shareholders owned 53% of the combined company. For accounting purposes, the acquisition of Xing An by SGZH was accounted for as a reverse acquisition of SGZH by Xing An.  As of June 30, 2012 and December 31, 2011, the Company concluded there was no impairment of the goodwill.

Asset Retirement Cost and Obligations, Deposit for Mine Restoration

The Company uses   FASB ASC Topic 410, “Asset Retirement and Environmental Obligation”. This Statement requires the Company’s legal obligations associated with the retirement of long-lived assets are recognized at FV at the time the obligations are incurred. Obligations are incurred when development of a mine commences for underground mines or construction begins for support facilities, refuse areas and slurry ponds. The obligation’s FV is determined using DCF techniques and is accreted over time to its expected settlement value. Upon initial recognition of a liability, a corresponding amount is capitalized as part of the carrying amount of the related long-lived asset. Amortization of the related asset is calculated on a unit-of-production method by amortizing the total estimated cost over the salable reserves determined under SEC Industry Guide 7, multiplied by the production during the period. The Company reviews its asset retirement obligations at least annually and makes necessary adjustments for permit changes as granted by state authorities and for revisions of estimates of the amount and timing of costs. For ongoing operations, adjustments to the liability result in an adjustment to the corresponding assets.  At June 30, 2012 and December 31, 2011, there were no adjustments of the asset retirement obligations.

Xing An voluntarily applied to Daxinganling District Environment Protection Bureau for the asset retirement obligation and is obligated to account for land subsidence, restoration, rehabilitation and environmental protection at a rate of RMB 1 ($0.16) per ton based on total reserves at the end of the useful lives of the mines.

From January 1, 2009, Xing An and Tong Gong were required by the local Environment Protection Bureau and Heilongjiang Province National Land and Resources Administration Bureau (“HPNLRAB’) to deposit RMB 18,886,500 ($2,765,632) and RMB 5,000,000 ($731,090), respectively, within a certain period of time to a bank account held by local mining authority for land subsidence, restoration and rehabilitation when the mine is fully depleted.  At June 30, 2012, Xing An deposited RMB 5,665,950 ($895,817) and Tong Gong deposited RMB 2,543,280 ($402,106). See additional discussion in Note 12, “Asset Retirement Cost and Obligations.”

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

Mining structure includes the main and auxiliary mine shafts, underground tunnels, and other integrant mining infrastructure.  Depreciation for the mine shafts is provided to write off the cost of the mining structure using the units-of-production method based on salable reserves determined under SEC Industry Guide 7.

Impairment of Long-Lived Assets

Long-lived assets, which include property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its FV. FV is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes, as of June 30, 2012 and December 31, 2011, there were no impairments of its long-lived assets.

Income Taxes

The Company follows FASB ASC Topic 740, “Income Taxes”, which requires recognition of deferred tax assets and liabilities for expected future tax consequences of events included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interests associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. At June 30, 2012 and December 31, 2011, the Company did not take any uncertain positions that would necessitate recording of a tax related liability.

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

When the Company purchases coal from other mining companies, its customers pick up the coal at those coal mines’ premises or the coal is shipped directly from other coal mining companies. Purchases and shipments of coal from other mining companies are arranged simultaneously.  Sales of brokered coal are recognized at the time of delivery, which in most cases occurs when the coal is picked up by the customer.

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

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist primarily of accounts and other receivables. The Company does not require collateral or other security to support these receivables. The Company concentrates its sales to a certain number of customers, the Company had 100% and 98% of its sales to two major customers in the six months ended June 30, 2012 and 2011, respectively. The Company had 100% and 98% of its sales to two major customers in the three months ended June 30, 2012 and 2011, respectively. The Company conducts periodic reviews of its customers’ financial condition and customer payment practices to minimize collection risk on its receivables.

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

Statement of Cash Flows

In accordance with FASB ASC Topic 230, “Statement of Cash Flows”, cash flows from the Company’s operations are calculated based upon the local currencies.  As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.  Cash from financing activities excluded the effect of loan forgiveness by the principal shareholder for $380,338 in the first quarter of 2011.

Basic and Diluted Earnings (Loss) per Share (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares, warrants and stock options had been issued and if the additional common shares were dilutive. Diluted EPS are based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options and the if-converted method for the outstanding convertible preferred shares. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, convertible outstanding instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). During the six and three months ended June 30, 2012 and 2011, shares for options and warrants were not included in the calculation of diluted EPS as a result of their anti-dilutive feature. The following tables present a reconciliation of basic and diluted EPS:

	Six Months Ended June 30,
	2012	2011

Net income (loss)	$(4,391,350)	$10,126,423

Weighted average shares outstanding - basic	18,852,582	18,722,637
Effect of dilutive securities:
Series “A” preferred stock	400,000	400,000
Options issued	-	-
Warrants issued	-	-
Weighted average shares
Outstanding - diluted	19,252,582	19,122,637

Earnings (loss) per share – basic	$(0.23)	$0.54
Earnings (loss) per share – diluted	$(0.23)	$0.53

Preferred stock was excluded for the calculation of diluted loss per share due to anti-dilution.

	Three Months Ended June 30,
	2012	2011

Net income (loss)	$(4,034,422)	$475,392

Weighted average shares outstanding - basic	18,852,582	18,852,582
Effect of dilutive securities:
Series “A” preferred stock	400,000	400,000
Options issued	-	-
Warrants issued	-	-
Weighted average shares
Outstanding - diluted	19,252,582	19,252,582

Earnings (loss) per share – basic	$(0.21)	$0.03
Earnings (loss) per share – diluted	$(0.21)	$0.02

Preferred stock was excluded for the calculation of diluted loss per share due to anti-dilution.

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

Fair Value Measurements and Disclosures

ASC Topic 820, “Fair Value Measurements and Disclosures,” defines FV, and establishes a three-level valuation hierarchy for disclosures of FV measurement that enhances disclosure requirements for FV measures. The three levels are defined as follows:

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

•	Level 3 inputs to the valuation methodology are unobservable and significant to the FV measurement.

As of June 30, 2012 and December 31, 2011, the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at FV.

Foreign Currency Translation and Comprehensive Income (Loss)

The functional currency of Tong Gong and Xing An is the Renminbi (“RMB”). For financial reporting purposes, RMB were translated into US Dollars (“USD” or “$”) as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet dates. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period.

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

The Company uses FASB ASC Topic 220 “Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the six and three months ended June 30, 2012 and 2011 consisted of net income and foreign currency translation adjustments.

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with FASB ASC Topic 718, “Stock Compensation” and 505, “Equity”. The Company recognizes in the statement of operations the grant-date FV of stock options and other equity-based compensation issued to employees and non-employees.

Segment Reporting

FASB ASC Topic 280, “Segment Reporting”, requires use of the “management approach” model for segment reporting.  The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.  FASB ASC Topic 280, has no effect on the Company’s financial statements as substantially all of its operations are conducted in one industry segment - coal mining.

Reclassifications

Certain prior year amounts were reclassified to conform to the manner of presentation in the current period. The Company reclassified taxes receivable of $200,188 from taxes payable as of December 31, 2011.

New Accounting Pronouncements

On July 27, 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment.  The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired.  If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required.  However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP.  The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted. The adoption of this pronouncement will not have a material impact on our financial statements.

As of June 30, 2012, there are no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

3.    INVENTORY

Inventory, at June 30, 2012 and December 31, 2011, consisted of coal extracted from the ground that is available for delivery to customers, as well as extracted coal removed from the ground but not yet processed through a wash plant. Inventory is valued at the lower of average cost or market, cost being determined on a first in, first out method and including labor costs, all expenditures directly related to the removal of coal, and amortization of mining rights and asset retirement cost.

4.    PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at June 30, 2012 and December 31 2011:

	2012	2011
Building	$5,416,988	$5,437,621
Mining structure	13,331,867	11,395,389
Production equipment	4,892,532	4,888,315
Office equipment	69,247	69,512
Vehicles	268,190	268,689
	23,978,824	22,059,526
Less: Accumulated depreciation	(9,907,698)	(9,132,535)
	$14,071,126	$12,926,991

Depreciation for the six months ended June 30, 2012 and 2011 was $811,900 and $791,800, respectively. Depreciation for the three months ended June 30, 2012 and 2011 was $314,400 and $374,800, respectively.

5.   OTHER RECEIVABLES AND DEPOSITS

Other receivables include advances to employees for traveling and other business related expenses. Deposits mainly represented deposits to the government for safety deposit and certain mining certificates issued by the specific PRC authorities.

In addition to the above, on January 20, 2011, the Company signed an advance agreement with an owner of a coal mine in Guizhou China.  Pursuant to the agreement, the Company advanced a refundable RMB 30 million ($4,575,000, the maximum amount provided under the agreement) to an escrow account to be used for improvements to this mine.  In addition, the Company intends to undertake the acquisition of the mine from the individual owner if the owner can complete the necessary restructuring of the mine as appropriate for acquisition and the new mining company after the restructuring has received all government required permits for normal production.  If the potential acquisition goes forward, the escrow amount will be treated as partial consideration.  If not, the amount will be reimbursed to the Company. During 2011, the owner completed the mine improvement construction and organization restructure as appropriate for potential acquisition. The renovated mine has been in official testing since July 2011, currently in the process of applying for all necessary mining and operating permits. The Company expects to undertake the acquisition of the mine soon after all the necessary permits are in place which are expected to be received during the remainder of 2012.

6.   PREPAID MINING RIGHTS

Prepaid mining rights are the portion of the mining rights for which the Company previously paid. The price is determined by the local mining bureau from which the Company acquired its mining rights, based in part on market price set by HPNLARB and in part on negotiations with the local mining bureau. The price is established at the time of payment, regardless of when production of the underlying coal occurs. The price for Tong Gong was RMB 8 ($1.26) per ton for 2008 through 2012; the price for Xing An was RMB 9 ($1.42) per ton for 2008 through 2012.  Xing An paid in full for the mining right in June 2008. Tong Gong needs to pay the remaining balance of $897,589 by September 30, 2017. For any mining rights granted prior to September 1, 2006, the Company is generally required to pay for the entire amount of coal underlying such mining rights within five years from the date such right is granted unless specific good cause exists for extension. Effective September 1, 2006, under the authority of the Heilongjiang Geology and Mineral Exploration Office, the Company has 10 years to pay for the coal underlying any mining rights granted on or after such date.

If the Company decides to cease mining at a particular property, and the Company has already extracted all the coal underlying its mining rights, the government will take back that coal mine.  If the Company decides to cease mining but has not extracted all coal it has already paid to extract (i.e., its prepaid mining rights), while the Company will not be entitled to a refund of the corresponding prepaid mining rights from the government, the Company can sell such unused prepaid mining rights to a third party.

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

The Company’s prepaid mining rights consisted of the following at June 30, 2012 and December 31, 2011:

	2012	2011
Prepaid mining rights	$27,217,872	$27,321,545
Less: Amortized portion	(13,450,997)	(12,587,402)
Prepaid mining rights, net	$13,766,875	$14,734,143

The Company amortizes the mining rights by using total cost of mining rights (the sum of those for which the Company has paid and those for which the Company is still committed to pay) divided by total salable reserves determined under SEC Industry Guide 7, multiplied by production during the period.  The cost of unpaid mining rights is assumed to be the same as the most current price per ton paid by the Company (RMB 8 ($1.26) per ton).  Amortization was $913,800 and $1,203,600 for the six months ended June 30, 2012 and 2011, respectively. Amortization was $149,100 and $238,200 for the three months ended June 30, 2012 and 2011, respectively.

As of June 30, 2012 and December 31, 2011, the total quantity of coal the Company is allowed to extract under the mining rights of Xing An and Tong Gong was 25,931,500 tons (as per above table); however, as noted in the table above, this amount reflects the in place resources on which the mining rights are based and to which those mining rights extend. But these amounts, determined by the appropriate PRC authorities, do not coincide with the definition of proven and probable product reserves of SEC Industry Guide 7, which would be 8.32 million tons as of June 30, 2012. The Company paid for 25,165,295 tons at June 30, 2012, and is committed to pay for 766,205 tons of coal at RMB 8 ($1.26) per ton, or $965,418, which must be paid by September 30, 2017. The prepayment of mining rights is accounted for similar to a royalty agreement as neither the payment terms nor the price per ton is fixed.

7.   CONSTRUCTION IN PROGRESS

Construction in progress is the amount paid for the Xing An mines’ maintenance and retrofit project which commenced at the end of 2009.  The project included building a new mining tunnel while maintaining, altering and improving the mining property to accommodate all-year-round mining production in the future. The estimated cost for the retrofit was approximately $20 million; the Company has incurred $16.7 million and $13.5 million as of June 30, 2012 and December 31, 2011 respectively.  The Company expects the Xing An’s retrofit project will be completed in 2012, and production will begin in 2013.

8.   RELATED PARTY TRANSACTIONS

Lease from shareholder

Xing An leases its office and certain office equipment under long-term leases from a principal shareholder for approximately $1,800 (RMB 12,500) per month. The operating lease requires Xing An to pay certain operating expenses applicable to the leased premises.

9.   ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at June 30, 2012 and December 31, 2011:

	2012	2011
Accrued liabilities	$332,054	$50,552
Other payables
Education and union outlays	155,879	160,723
Land use tax	1,327,136	-
Refundable deposit from a contractor for Tong Gong’s mining work	316,211	317,415
Transportation infrastructure construction fee	132,842	447,317
Mine security special purpose fee	42,236	42,348
Coal price adjustment fund	42,236	42,348
Resource compensation fee	-	96,667
Other	132,865	27,542

Total	$2,481,459	$1,184,912

Accrued liabilities mainly represented accrued payroll, welfare and legal and audit expenses.  Transportation infrastructure construction fees was a fee for Tong Gong and Xing An levied by the provincial government at RMB 10 ($1.58) per ton based on sales volume. Coal mine security special purpose fee was a fee for Tong Gong levied by the local authority at RMB 10 ($1.58) per ton based on sales volume. Coal price adjusting fund was a fee for Tong Gong levied by the local authority at RMB 10 ($1.58) per ton based on sales volume.  Other mainly consisted of payables for employees’ welfare, social security and personal income tax withholding.  Land use tax was the supplemental land tax Hongyuan is required to pay annually at RMB 4 ($0.63) per Square Meter for 4,197,000 Square Meters.

At June 30, 2012 and December 31, 2011, the Company had a refundable deposit from a contractor for Tong Gong’s mining work for $316,000. The Company outsourced Tong Gong mining work to an independent contractor for three years from October 1, 2009 to September 30, 2012, and the contractor was required to pay a deposit for mining safety assurance, which will be refunded to this contractor when the contract expires.

10.   TAXES PAYABLE AND TAXES RECEIVABLE

Taxes payable consisted of the following at June 30, 2012 and December 31, 2011:

	2012	2011
Income tax	$282,077	$-
Value added tax	151,543	1,451,208
Resource tax	9,714	69,721
Other	44,241	35,450
Total	$487,575	$1,556,379

Taxes receivable consisted of the following at June 30, 2012 and December 31, 2011:

	2012	2011
Income tax	$389,952	$173,028
Value added tax	35,026	-
Other	39,048	27,160
Total	$464,026	$200,188

 11. LOAN PAYABLE AND DEPOSIT FOR COAL TRADING

In connection with the Company’s program to purchase and export US coal and other mineral products described hereinafter, on May 25, 2011, the Company entered into a $3,000,000 promissory Note with a bank in California which matured on May 25, 2012.  The interest rate on this Note is subject to change from time to time based on changes of the lender’s prime rate minus 1%, resulting in an initial interest rate of 2.25%.  The Company will pay this loan in one payment of all outstanding principal plus all accrued unpaid interest on maturity.  In addition, the Company will pay regular monthly interest payments for all accrued unpaid interest due as of each payment date, beginning June 25, 2011, with all subsequent interest payments to be due on the same day of each month after that.  The Company paid $30,375 interest on this loan for the six months ended June 30, 2012. The loan was paid in full in June 2012. The loan amounts were used by the Company to initiate its program to purchase and export US coal and other mineral products. The Company plans to export coal and other mineral products from the US to China.

At June 30, 2012 and December 31, 2011, the Company had a refundable deposit of $2,085,585 and $2,935,530, respectively, as an advance for its coal trading business with certain US brokers. In June 2011, the Company made these refundable advances to coal brokers as deposits for buying coal and other mineral products in the US. The advances will be applied to the purchase price or refunded if no purchase is made. The Company is currently coordinating with end users in China for coal trading and expects to make the first delivery in the near future.

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

Effective January 1, 2009, Xing An and Tong Gong were required by the local Environment Protection Bureau and HPNLRNB to deposit RMB 18,886,500 ($2,765,632) and RMB 5,000,000 ($731,090), respectively, within a period of time presently expected to be three to five years to a bank account held by local mining authority for land subsidence, restoration and rehabilitation when the mine is fully depleted.  At June 30, 2012, Xing An deposited RMB 5,665,950 ($895,817), and Tong Gong deposited RMB 2,543,280 ($402,106).

The Company accounts for Xing An and Tong Gong’s asset retirement obligations in accordance with FASB ASC Topic 410, “Asset Retirement and Environmental Obligations”. The Company reviews the asset retirement obligation at least annually and makes necessary adjustments for permitted changes as granted by state authorities and for revisions of estimates of the amount and timing of costs. For ongoing operations, adjustments to the liability result in an adjustment to the corresponding asset.

Asset Retirement Cost at June 30, 2012 and December 31, 2011 was:

	2012	2011
Asset retirement cost	$4,707,227	$4,725,157
Less: Accumulated amortization	(2,257,123)	(2,098,895)
	$2,450,104	$2,626,262

Amortization for asset retirement cost for the six months ended June 30, 2012 and 2011 was $166,600 and $221,900, respectively. Amortization for asset retirement cost for the three months ended June 30, 2012 and 2011 was $34,300 and $61,100, respectively.

Changes in Asset Retirement Obligation for the six months ended June 30, 2012 and for the year ended December 31, 2011 consisted of the following:

	2012	2011
Balance at beginning of period	$4,689,114	$4,243,129
Accretion of interest expense	119,145	223,674
Foreign currency translation gain	(97,176)	222,311
Ending balance	$4,711,083	$4,689,114

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

Deferred tax liability consisted of tax-deductible safety and maintenance expenses (currently RMB 14.7 ($2.31) per ton for Tong Gong, RMB 14.7 ($2.31) for Xing An until 2011 and increased to RMB 23.7 ($3.73) in 2012) to be incurred in the future for coal produced. It is deductible for tax purposes at a predetermined rate per ton of coal produced per year until April 2011.  For financial reporting purposes, this was recorded as an appropriation of retained earnings. As defined under US GAAP, a liability for safety and maintenance expenses does not exist at the balance sheet date because there is no present obligation to transfer assets or to provide services as a result of any past transaction (see Note 16 – Statutory Reserves).  Effective May 1, 2011, per ruling No. 26, issued in 2011 by National Tax Authority Regarding Coal Mine Enterprise Tax Deduction Guidance for Maintenance of Productivity Expenses and Security (M&S), M&S expense can only be deductible under PRC tax law when the expense is incurred. Accordingly, there was no deferred tax liability for M&S expense since then.

Deferred tax asset (liability) consisted of the following at June 30, 2012 and December 31, 2011:

	2012	2011
Deferred tax asset for amortization of mining rights, amortization of asset retirement cost, depreciation of assets using unit-of-production method, and mine safety and maintenance expenses	$2,860,854	$2,711,841

Deferred tax liability for statutory reserves for Mine safety and maintenance expenses	(2,309,402)	(2,318,198)
Net deferred tax asset	$551,452	$393,643

14.  INCOME TAXES

The Company is subject to income taxes by entity on income from the tax jurisdiction in which each entity is domiciled.

US China Mining Group, Inc., the US parent company, was incorporated in Nevada and has net operating losses (“NOL”) for income tax purposes.  The US parent company has NOL carry forwards for income taxes of approximately $6.3 million at June 30, 2012, which may be available to reduce future years’ taxable income as NOLs can be carried forward up to 20 years from the year the loss is incurred. Management believes the realization of the benefits from these losses is uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided for the US parent company.

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

The following table reconciles the US statutory rates to the Company’s consolidated effective tax rate for the six months ended June 30, 2012 and 2011:

	2012	2011
US statutory rates	(34.0)%	34.0%
Tax rate difference	6.7%	(5.0)%
Permanent difference	1.5%	(17.4)%
Valuation allowance on US NOL	45.3%	3.3%
Other	-%	0.1%
Tax per financial statements	19.5%	15.0%

The following table reconciles the US statutory rates to the Company’s effective tax rate for the three months ended June 30, 2012 and 2011:

	2012	2011
US statutory rates	(34.0)%	34.0%
Tax rate difference	8.3%	(0.9)%
Permanent difference	0.7%	(43.3)%
Change tax rate on deferred tax	-%	-%
Valuation allowance on US NOL	32.8%	24.2%
Other	-%	1.1%
Tax per financial statements	7.8%	15.1%

The provisions for income tax for the six months ended June 30, 2012 and 2011consisted of the following:

	2012	2011
Income tax expense – current	$877,612	$1,674,470
Income tax expense (benefit) – deferred	(159,744)	112,573
Total income tax expense	$717,868	$1,787,043

The provisions for income tax for the three months ended June 30, 2012 and 2011 consisted of the following:

	2012	2011
Income tax expense – current	$369,533	$63,759
Income tax expense (benefit) - deferred	(78,856)	20,631
Total income tax expense	$290,677	$84,390

15.  MAJOR CUSTOMERS AND VENDORS

Below is the table indicating the major customers accounting for over 10% of the Company’s total sales for the six months ended June 30, 2012 and 2011:

Customers	Sales of 2012	Percentage to Total Sales	Sales of 2011	Percentage to Total Sales
Customer A	$16,055,846	82%	$27,571,092	82%
Customer B	$3,583,854	18%	$5,379,725	16%

Below is the table indicating the major customers accounting for over 10% of the Company’s total sales for the three months ended June 30, 2012 and 2011:

Customers	Sales of 2012	Percentage to Total Sales	Sales of 2011	Percentage to Total Sales
Customer A	$3,460,329	67%	$8,426,629	74%
Customer B	$1,685,956	33%	$2,960,707	26%

At June 30, 2012 and December 31, 2011, the total receivable balance due from these customers was $0 and $2,308,888, respectively.

There were no major vendors for the Company for the six and three months ended June 30, 2012 and 2011.

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

Common welfare fund

Common welfare fund is a voluntary fund the Company can elect to transfer 5% to 10% of its net income to, as determined under PRC accounting rules and regulations.  The Company did not make any contribution to this fund during the six months ended June 30, 2012 and 2011. This fund can only be utilized on capital items for the collective benefit of the Company’s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation.

Non-Surplus reserve fund (Safety and Maintenance)

According to ruling No. 119 (2004) issued May 21, 2004, and amended ruling No. 168 (2005) on April 8, 2005, and ruling No. 16 issued in February 2012, by the PRC Ministry of Finance (“MOF”) regarding “Accrual and Utilization of Coal Production Safety Expense” and “Criterion on Coal Mine Maintenance and Improvement”, and “Accrual and Utilization of Enterprise Safety Production Fee”, respectively, the Company is required to accrue safety and maintenance expenses monthly to the cost of production. The amount of the accrual is determined based on management’s best estimates within the unit price range provided by MOF of PRC. Currently, Xing An accrues RMB 15 ($2.38) per ton for safety expense and RMB 8.7 ($1.38) per ton for maintenance for the quantity of coal produced; and Tong Gong accrues RMB 6 ($0.95) per ton for safety expense and RMB 8.7 ($1.38) per ton for maintenance for the quantity of coal produced. As defined under US GAAP, a liability for safety and maintenance expenses does not exist at the balance sheet date because there is no present obligation to transfer assets or to provide services as a result of any past transactions. Therefore, for financial reporting purposes, this reserve was recorded as an appropriation of retained earnings.

According to the ruling No. 1 (2009) of Heilongjiang province and practice requirement of Heihe government, Tong Gong is required to pay additional safety and maintenance expenses of RMB 10 ($1.58) per ton to the local government. The Company records this payment as an expense. The amount paid to the government can be recovered from the local government under certain circumstances. However, it is not clear whether the Company will be able to recover the amount paid to the government. Accordingly, the payment to government is recorded as an expense.

The statutory reserves were as follows as of June 30, 2012 and December 31, 2011:

	2012	2011
Statutory surplus reserve	$3,274,187	$3,229,391
Safety and Maintenance reserve	10,124,007	8,676,020
Total	$13,398,194	$11,905,411

17.  SHAREHOLDERS’ EQUITY

SHARES ISSUED THROUGH PRIVATE PLACEMENT

On January 7, 2011, US China Mining Group, Inc. entered into a Securities Purchase Agreement with investors, pursuant to which the Company sold to the Investors, in a private placement, 3,750,000 Units at $4.00 per Unit. Each Unit is comprised of (i) one share of our common stock, par value $0.001 per share, and (ii) a five-year warrant (the “Investor Warrant”) to purchase 0.5 shares of our Common Stock at $6.80 per share. In connection with the closing of the Private Placement, we received $13,650,500 after payment of $1,349,500 of cash commissions to the Placement Agent, and other offering expenses and related costs in connection with the Private Placement. In addition, we issued to the Placement Agents five-year warrants to purchase 375,000 shares of our Common Stock, at $6.80 per share.

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

The Company accounted for the warrants issued to the investors and placement agents based on the FV method under ASC Topic 505. The FV of the warrants was calculated using the Black Scholes Model and the following assumptions: estimated life of five years, volatility of 100%, risk free interest rate of 2.76%, and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options and warrants. The FV of the warrants at grant date was $13,153,426.  Accordingly to FASB ASC 815-40-55, the warrants were classified as a liability on the balance sheet and adjusted to FV at each reporting period as they have a ratchet provision for adjusting the strike price if equity is issued at a later date at a price below the strike price. The Company adjusted the FV of derivative liability to $1,872,849 and $1,845,245 for warrants at June 30, 2012 and December 31, 2011, respectively, and recognized an expense of $27,604 and gain of $6,463,585 during the six months ended June 30, 2012 and 2011, respectively, and a gain of $123,390 and $901,838 during the three months ended June 30, 2012 and 2011, respectively.

MAKE GOOD PROVISION

The make good pledgor, Mr. Guoqing Yue, Chairman of the board of directors of the Company, agreed to pledge 500,000 Ordinary Shares owned by the Make Good Pledgor (the “Make-Good Shares”) with a FV at December 31, 2011 of $550,000.  The Make-Good Shares shall be reserved for the benefit of the Investors, and shall be issued to the Investors if (i) the net revenue of the Company reported for the existing business segments (excluding any future acquisitions) in the Annual Report of the Company on Form 10-K (or such other form appropriate for such purpose as promulgated by the Commission) for 2011, as filed with the Commission (the “2011 Annual Report”), is less than $81,300,000 for 2011 (the “2011 Guaranteed Amount”) or (ii) the net revenue of the Company reported for the existing business segments (excluding any future acquisitions) in the Annual Report of the Company on Form 10-K (or such other form appropriate for such purpose as promulgated by the Commission) for 2012, as filed with the Commission (the “2012 Annual Report”), is less than $102,000,000 for 2012 (the “2012 Guaranteed Amount”), then in either case, the Make Good Escrow Agent (on behalf of the Make Good Pledgor) will, without any further action on the part of the Investors, transfer a number of Make Good Shares (as calculated below) to the Investors on a pro-rata basis (determined by dividing each Investor’s Investment Amount by the aggregate of all Investment Amounts delivered to the Company by the Investors hereunder) for no consideration other than payment of their respective Investment Amount paid to the Company at Closing.  If the net revenue of the Company for the existing business segments (excluding any future acquisitions) for 2011 equals or exceeds the 2011 Guaranteed Amount, then 50% of the Make Good Shares will be released back to the Make Good Pledgor.  The number of Make Good Shares transferable to Investors shall be calculated as follows:

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

At December 31, 2011, the Company didn’t meet the 2011 Guaranteed Amount of $81,300,000; accordingly, 168,000 shares were transferred to investors in August 2012.  Since the shares were issued in connection with the equity financing, the FV of the make good shares was debited from and credited to additional paid in capital.

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

STOCK-BASED COMPENSATION PLAN

On March 11, 2011, the Company granted options to an employee under the Company’s 2009 stock option plan to purchase up to 50,000 shares of the Company’s common stock at $4.50 per share for five years.  The options vested and became exercisable in two equal installments: the first six months from the option grant date and the second six months thereafter. On March 9, 2012, the Company granted this employee stock options to purchase up to 50,000 shares of the Company’s common stock at $1.00 per share for five years. The options vest and become exercisable in two equal installments: the first six months from the option grant date and the second six months thereafter.  The options granted on March 9, 2012 have a life of five years, with volatility of 202%, risk free interest rate of 0.9%, and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options. Total FV of the 50,000 option granted on March 9, 2012 was $48,831.

On March 10, 2009, the Company granted options to an independent director under the Company’s 2009 stock option plan to purchase up to 20,000 shares of the Company’s common stock at $6.30 per share for five years. The options vested and became exercisable in two equal installments: the first six months from the option grant date and the second six months thereafter.   On March 3, 2010, the Company granted another 20,000 stock options to this director with exercise price of $9.30 per share and a term of five years.  The options vested and became exercisable in two equal installments: the first six months from the option grant date and the second six months thereafter.  On February 25, 2011, the Company granted another 20,000 stock options to this director with exercise price of $4.50 per share and a term of five years.  The options vested and became exercisable in two equal installments: the first six months from the option grant date and the second six months thereafter. On February 24, 2012, the Company granted another 20,000 stock options to this director with exercise price of $1.00 per share and a term of five years. The options vest and become exercisable in two equal installments: the first six months from the option grant date and the second six months thereafter. The options granted on February 24, 2012 have a life of 5 years, with volatility of 201%, risk free interest rate of 0.89%, and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options. Total FV of the 20,000 options granted on February 24, 2012 was $19,518.

Based on the FV method under FASB ASC Topic 718, the FV of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk free interest rate is based upon market yields for US Treasury debt securities at a maturity near the term remaining on the option. Dividend rates are based on the Company’s dividend history. The stock volatility factor is based on the historical volatility of the Company’s stock price. The expected life of an option grant is based on management’s estimate as no options have been exercised in the Plan to date. The FV of each option grant to employees and independent director is recognized as compensation expense over the vesting period of each stock option award.

The following table summarizes activities of these options:

	Number of Shares	Average Exercise Price per Share ($)	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2011	95,000	6.39	3.40
Exercisable at January 1, 2011	85,000	6.04	3.91
Granted	70,000	4.50	5.00
Exercised	-	-	-
Outstanding at December 31, 2011	165,000	5.59	3.15
Exercisable at December31, 2011	130,000	5.88	2.88
Granted	70,000	1.00	5.00
Exercised	-	-	-
Outstanding at June 30, 2012	235,000	4.22	3.26
Exercisable at June 30, 2012	200,000	4.78	3.01

The Company recorded $54,624 and $125,528 of compensation expense for stock options during the six months ended June 30, 2012 and 2011, respectively. The company recorded $25,468 and $89,188 of compensation expenses for stock options during the three months ended June 30, 2012 and 2011, respectively. There were no options exercised during the six months ended June 30, 2012 and 2011.

WARRANTS ISSUED TO INVESTOR RELATIONS FIRMS

On April 19, 2010, the Company granted warrants to acquire 200,000 shares of the Company’s common stock, at $9.50 per share to an investor relations (“IR”) firm. The warrants have a term of 5 years. The Company accounted for warrants issued to this IR firm based on ASC 505-50 at each balance sheet date and expense recorded based on the period elapsed at each balance sheet date, which is the date at which the counterparty’s performance is deemed to be completed for the period. The fair value of each warrant granted is estimated on the date of the grant using the Black-Scholes option pricing model under ASC 505-30-11 and is recognized as compensation expense over the service term of the IR agreement as it is a better matching of cost with services received. The warrants are classified as equity instruments and are exercisable into a fixed number of common shares. There is no commitment or requirement to change the quantity or terms based on conditions to the counterparty’s performance or market conditions.  These warrants are non forfeitable. The FV of the warrants was calculated using the following assumptions: estimated life of five years, volatility of 100%, risk free interest rate of 2.76%, and dividend yield of 0%. In January 2011, the Company terminated the IR service agreement with this IR firm, and accordingly, the unrecorded FV of the warrants issued to this IR firm was fully expensed at termination date.

On January 18, 2011, the Company agreed to issue warrants to another IR firm as follows:

For each six-month period, warrants will be issued to purchase 20,000 shares at $6.00 per share.  Warrants to purchase 20,000 shares for the first six months of service were issued by April 18, 2011 (the “Tranche 1 Warrant”) and vested on July 18, 2011 and will  expire on July 18, 2014.  Warrants to purchase 20,000 shares for the second six months of service were issued by October 18, 2011 and vested on January 18, 2012 and will expire on January 18, 2015.  Additionally, warrants to purchase 40,000 shares will be issued if the share price trades above $12 and the stock achieves an average daily trading volume (“ADTV”) of 50,000 for 30 days.  This contract has now been terminated and, therefore, no more warrants will be issued.  The Company accounted for warrants issued to this IR firm based on ASC 505-50 at each balance sheet date as described above. The warrants are classified as equity instruments and are exercisable into a fixed number of common shares. There is no commitment or requirement to change the quantity or terms based on conditions to the counterparty’s performance or market conditions.  The FV of the warrants for the Tranche I and II Warrant was calculated using the following assumptions: estimated life of five years, volatility of 100%, risk free interest rate of 2.76%, and dividend yield of 0%. The FV of Tranche 1 Warrant that was issued at April 18, 2011 was $36,857. The FV of Tranche II Warrant  issued at October 18, 2011 was $8,407.

The following table summarizes activity for the warrants to certain investor relations firms:

	Number of Shares	Average Exercise Price per Share ($)	Weighed Average Remaining Contractual Term in Years
Outstanding at January 1, 2011	200,000	9.50	4.29
Exercisable at January 1, 2011	200,000	9.50	4.29
Granted	40,000	6.00	3.00
Exercised	-	-	-
Outstanding at December 31, 2011	240,000	8.92	3.17
Exercisable at December 31, 2011	240,000	8.92	3.17
Granted	-	-	-
Exercised	-	-	-
Outstanding at June 30, 2012	240,000	8.92	2.67
Exercisable at June 30, 2012	240,000	8.92	2.67

The Company recorded $0 and $250,703 warrant expense during the six months ended June 30, 2012 and 2011, respectively. The Company recorded $0 warrant expense during the three months ended June 30, 2012 and 2011, respectively.

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

The Company leases its principal executive office, which is approximately 1,500 square feet, in Los Angeles, California, and headquarters some administrative staff and oversees its operations in the PRC. The lease agreement for this office was from September 1, 2008 to June 30, 2011, with annual rent of $57,516. The Company renewed this lease to June 30, 2013 at expiration for annual rent of $53,000, and the Company has the option to renew this lease.

Our principal executive office in the PRC is located in the provincial capital of Harbin and is approximately 7,000 square feet. We have no written agreement or formal arrangement pertaining to the use of this office, as it is owned by Mr. Hongwen Li, our President and Chief Executive Officer, who is making the office available to us rent-free. This office houses our administrative and clerical staff. If necessary, we believe we would be able to find replacement office space without unreasonable expense or delay.

The Company leases the office for Xing An in Jiagedaqi City and certain office equipment from a principal shareholder under long-term lease agreements with monthly payments of approximately $1,800 (RMB 12,500) expiring July 30, 2015. The operating lease agreements provide the Company pays certain operating expenses applicable to the leased premises.

The Company’s rental expense for the six months ended June 30, 2012 and 2011 was $40,000 and $40,000, respectively. The Company’s rental expense for the three months ended June 30, 2012 and 2011 was $20,000 and $20,000, respectively.

As of June 30, 2012, the future minimum annual lease payments required under operating leases, are as follows:

2013	$21,600
2014	21,600
2015	21,600
July 1, 2015 to July 30, 2015	1,800
Total	$66,600

19. ACQUISITION OF COAL MINES AND OF US COAL FOR EXPORT

On May 19, 2010, the Company entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") to acquire the Erdos City Dongsheng District Liujiaqu Coal Mine ("Liujiaqu Coal Mine") in the Inner Mongolia region of the PRC (Refer to the 8-K the Company filed on May 22, 2010 for relevant disclosure for transaction). The acquisition of Liujiaqu Coal Mine had not been completed as of June 30, 2012. The parties are reviewing the potential impact on the transaction of new municipal policy and requirements of Erdos City and have not scheduled a date for completion of the transaction.  The Company did not make any deposit for this acquisition.

On January 20, 2011, the Company signed an advance agreement with an individual owner of a coal mine located in Guizhou China. Pursuant to the agreement, the Company has advanced a refundable RMB 30 million ($4,525,000, the maximum amount provided under the agreement) to an escrow account to be used for improvements to this mine. In addition, the Company intends to undertake the acquisition of the mine from the individual owner if the owner can complete the necessary restructuring of the mine as appropriate for acquisition and the new mining company after the restructuring has received all government required permits for normal production. If the potential acquisition goes forward, the escrow amount will be treated as partial consideration. If not, the amount will be reimbursed to the Company. During 2011, the owner completed the mine improvement construction and organization restructuring as appropriate for potential acquisition. The renovated mine has been in official test runs since July 2011, and is currently in the process of applying for all necessary mining and operating permits. The Company expects to undertake the acquisition of the mine soon after all the necessary permits are in place which are expected to be received during the remainder of 2012.

In 2011, the Company started to execute its plan to export coal and other mineral products from the US to China.  The Company made a $2.09 million refundable advance as of June 30, 2012 through coal brokers as deposits for buying coal and other mineral products in the US. The advance will be applied to the purchase price or refunded if no purchase is made. The Company is currently coordinating with end users in China for coal trading and expects to make the first delivery in the near future.

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

In this Form 10-Q, references to “we”, “our”, “us”, the “Company”, “SGZH” or the “Registrant” refer to U.S. China Mining Group, Inc.

OVERVIEW

We are a company engaged in coal production and sales by exploring, assembling, assessing, permitting, developing and mining coal properties in the People’s Republic of China (“PRC”). After obtaining permits from the Heilongjiang Province National Land and Resources Administration Bureau and the Heilongjiang Province Coal Production Safety Bureau, we extract coal from properties to which we have the right to mine capped amounts of coal, and sell most of the coal on a per metric ton (“ton”) basis for cash on delivery, primarily to power plants, cement factories, wholesalers and individuals for home heating. We do not own the coal mines, but have mining rights to extract a capped amount of coal from a mine as determined by government authorized mining engineers and approved by the Heilongjiang Department of Land and Resources. Through the end of March 2008, our business consisted of the operations of Heilongjiang Tong Gong Kuang Ye You Xian Gong Si (“Tong Gong”) coal mine in northern PRC, located approximately 175 km southwest of the city of Heihe in the Heilongjiang Province.

Pursuant to a stock purchase agreement we entered into on December 31, 2007, on April 4, 2008, we added two coal mines to our operations when we acquired two mining companies under common ownership in the PRC, Heilongjiang Xing An Group Hong Yuan Coal Mine Co., Ltd. (“Hong Yuan”) and Heilongjiang Xing An Group Sheng Yu Mining Co., Ltd. (“Sheng Yu”), collectively “Xing An”.  In connection with that transaction, the Xing An shareholders received 8 million shares of U.S. China Mining, Inc. “SGZH” common stock and $30 million in cash, which was treated as a dividend pursuant to the accounting treatment applied to the transaction. The purchase price was determined by multiplying the number of shares of SGZH outstanding just prior to the transaction (400,000 Series A preferred shares and 6,932,582 common shares) valued at the average stock price of SGZH stock two days before and two days after the Agreement date. After the closing of this transaction, the Xing An Shareholders owned 53% of the combined company. Accordingly, for accounting purposes, the transaction was accounted for as a reverse acquisition of the Company by Xing An. Xing An operates two coal mines, the Hong Yuan and Sheng Yu mines, located in Mohe City in Heilongjiang Province.

On October 15, 2008, we paid $18 million of the dividend to the Xing An Shareholders in accordance with the terms of the Stock Purchase Agreement. We paid the remaining $12 million to the Xing An Shareholders in April 2009.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our management's discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which were prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements, we believe the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Basis of Presentations

Our financial statements are prepared in accordance with US GAAP and the requirements of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”).

Method of Accounting

We maintain our general ledger and journals with the accrual method of accounting for financial reporting purposes. The financial statements and notes are representations of management. Accounting policies adopted by us conform to US GAAP and have been consistently applied in the presentation of our financial statements, which are compiled on the accrual basis of accounting.

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

Goodwill

Goodwill is the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, “Intangibles–Goodwill and Other”, goodwill is not amortized but is tested for impairment annually, or when circumstances indicate a possible impairment may exist. Impairment testing is performed at a reporting unit level. An impairment loss generally would be recognized when the carrying amount of the reporting unit exceeds the fair value (“FV”), with the FV of the reporting unit determined using a discounted cash flow (“DCF”) analysis. A number of significant assumptions and estimates are involved in the application of the DCF analysis to forecast operating cash flows, including the discount rate, the internal rate of return, and projections of realizations and costs to produce. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated.

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

Revenue Recognition

The Company's revenue recognition policies comply with SEC Staff Accounting Bulletin (“SAB”) 104, codified in FASB ASC Topic 605.  Coal sales revenues include sales to customers of coal produced at Company operations and brokered coal sales, where coal is purchased from other coal mining companies and sold at a higher rate to third parties. Sales revenue is recognized when a formal arrangement exists, which is generally represented by a contract between the Company and the buyer; the price is fixed or determinable; title has passed to the buyer, which generally is at the time of delivery; no other significant obligations of the Company exist and collectability is reasonably assured.  Payments received before all of the relevant criteria for revenue recognition are recorded as unearned revenue.

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

Recent Accounting Pronouncements

On July 27, 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment.  The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired.  If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required.  However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP.  The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted. The adoption of this pronouncement will not have a material impact on its financial statements.

RESULTS OF OPERATIONS

Comparison of the six months ended June 30, 2012 and 2011

The following table sets forth the results of our operations for the six months ended June 30 in each of the years indicated as a percentage of net sales:

	2012		2011
	$	% of Sales	$	% of Sales
Sales	19,639,700	100%	33,623,283	100%
Cost of Goods Sold	14,149,252	72%	20,868,336	62%
Gross Profit	5,490,448	28%	12,754,947	38%
Operating Expenses	9,066,269	46%	7,281,795	22%
Income (loss) from Operations	(3,575,821)	(18)%	5,473,152	16%
Other Income (Expenses), net	(97,661)	(0.5)%	6,440,314	19%
Income tax	717,868	4%	1,787,043	5%
Net Income (loss)	(4,391,350)	(22)%	10,126,423	30%

Coal mining production, brokerage and sales at our three mines, in tons, for the periods indicated:

	Tong Gong Coal Mine
	Salable Production (tons)		Brokerage (tons)		Sales (tons)
	2012	2011	2012	2011	2012	2011

Six months ended June 30	74,011	105,593	105,000	150,000	179,011	255,593

	Xing An Coal Mines (Hong Yuan and Sheng Yu)
	Salable Production (tons)		Brokerage (tons)		Sales (tons)
	2012	2011	2012	2011	2012	2011

Six months ended June 30	351,376	439,291	-	-	185,495	417,987

Sales. Our revenues are derived from sales of coal. During the six months ended June 30, 2012, we had sales of $19.64 million compared to $33.62 million for the 2011 period, a decrease of 42%.  In the six months ended June 30, 2012, our total sales volume primarily decreased since the sales volume from both our Xing An and Tong Gong mines decreased compared to the comparable period of 2011. The average selling price per ton for the six months ended June 30, 2012 was $53.88 as compared to $49.92 for the 2011 period.  Our total sales volume was 364,506 tons for the six months ended June 30, 2012, compared to 673,580 tons for the 2011 period, a decrease of 46%, resulting primarily from the difficulties in logistics in Xing An, such as limited access to railway cargoes resulting in shipment difficulties.  In addition, Xing An had approximately 194,000 tons of coal in stock at June 30, 2012. The Company anticipates that the logistics difficulties for the Xing An mines will ease up and local coal prices will rise in coming the winter season.

Cost of Goods Sold.  Cost of goods sold (“COGS”) for the six months ended June 30, 2012 was $14.15 million, a decrease of $6.72 million or 32%, from $20.87 million for the 2011 period. Our total production for the six months ended June 30, 2012 was 425,387 tons, compared to 544,884 tons for the 2011 period, a decrease of 119,497 tons, resulting from the changing geological conditions of Tong Gong mine’s under-shaft with increased rock zone as a result of mining into the deeper areas of the underground mine, as well as the under-shaft transmission range getting further which limited the lifting capacity. In addition, Xing An ceased production in the second quarter of 2012 due to the mine retrofit project and seasonality of production because of the permafrost nature of the mine.  COGS as a percentage of sales was 72% for the six months ended June 30, 2012, compared to 62% in the 2011 period. Our average cost per ton was $38.82 in the six months ended June 30, 2012, compared to $30.98 in the 2011 period.  This increase was primarily attributable to higher infrastructure, safety and environment standard requirements and overall inflation in China resulting in increased labor, certain materials and energy costs used for the mining and processing. In addition, decreased production/sales volume caused relatively higher depreciation and amortization cost per tonnage unit, resulting in higher unit cost on average.

Gross Profit. Gross profit was $5.49 million for the six months ended June 30, 2012 compared to $12.75 million for the 2011 period, a decrease of $7.26 million. Our gross profit as a percentage of sales was 28% and 38% for the six months ended June 30, 2012 and 2011, respectively. The decrease in gross profit margin was due to increased percentage of COGS to the sales, as explained in the above section.

Operating Expenses.  Operating expenses totaled $9.07 million for the six months ended June 30, 2012 compared to $7.28 million for the 2011 period, an increase of $1.78 million or 25%. The increase was attributable to 1) increased supplies and machine accessory costs including the expenditures for materials used to fix machines and mining assets, which increased $2.57 million for the six months ended June 30, 2012 compared to the same period of 2011; and 2) increased payroll and welfare expenses, and electricity and gas fees as a result of overall price inflation in China which increased approximately $0.14 million in the six months ended June 30, 2012 compared to the same period of 2011. The Company anticipates it will seek to offset some of the increased expenses relating to the new government fees and taxes through increased sales prices and increased sales of its production coal.

Other Income (Expenses). Other expenses totaled $97,661 for the six months ended June 30, 2012 compared to $6.44 million other income for the 2011 period. In the six months ended June 30, 2012, we had interest expense of $149,731 compared to $110,704 in the 2011 period.  We had non-cash non-operating expense of $27,604 in the 2012 period compared to $6.46 million non-cash non-operating income in the 2011 period, resulting from the change of FV of the derivative warrant we issued to approximately 200 investors and agents through the January 2011 Private Placement.

Net Income (Loss). Our net loss for the six months ended June 30, 2012 was $4.39 million compared to net income of $10.13 million for the 2011 period, a decrease of $14.52 million. This was mainly attributed to the noncash income of $6.46 million from the changes of the FV of warrants derivative in the 2011 period, and decreased sales volume but increased percentage of costs and operating expenses in the 2012 period.  Net income (loss) as a percentage of sales decreased from 30% for the six months ended June 30, 2011 to (22)% for the 2012 period.

Comparison of the three months ended June 30, 2012 and 2011

The following table sets forth the results of our operations for the three months ended June 30, 2012 and 2011 in each of the years indicated and as a percentage of net sales:

	2012			2011
	$		% of Sales	$		% of Sales
Sales		5,146,286	100%		11,387,336	100%
Cost of Goods Sold		3,740,820	73%		7,324,833	64%
Gross Profit		1,405,466	27%		4,062,503	36%
Operating Expenses		5,231,347	101%		4,399,050	39%
Income (loss) from Operations		(3,825,881)	(74)%		(336,547)	(3)%
Other Income, net		82,136	2%		896,329	8%
Income tax		290,677	6%		84,390	1%
Net Income (loss)		(4,034,422)	(78)%		475,392	4%

Coal mining production, brokerage and sales at our three mines, in tons, for the periods indicated:

	Tong Gong Coal Mine
	Salable Production (tons)		Brokerage (tons)		Sales (tons)
	2012	2011	2012	2011	2012	2011

Three months ended June 30	39,021	42,959	45,000	75,000	84,021	117,959

	Xing An Coal Mines (Hong Yuan and Sheng Yu)
	Salable Production (tons)		Brokerage (tons)		Sales (tons)
	2012	2011	2012	2011	2012	2011

Three months ended June 30	-	75,105	-	-	-	98,052

Sales. Our revenues are derived from sales of coal. During the three months ended June 30, 2012, we had sales of $5.15 million compared to $11.39 million for the 2011 period, a decrease of 55%, due to decreased sales of both Tong Gong and Xing An mines as a result of decreased production and brokerage sales, caused by logistical difficulties of Xing An, and stockpiling the coal inventory for selling at a higher price in the future, as well as ceased production due to seasonality and mine upgrading. Xing An had approximately 195,000 tons of coal in stock at June 30, 2012.  The average selling price per ton for the three months ended June 30, 2012 was $61.25 as compared to $52.37 for the 2011 period, an increase of 17%.  Our total sales volume was 84,021 tons for the three months ended June 30, 2012, compared to 216,011 tons for the 2011 period.

Cost of Goods Sold.  COGS for the three months ended June 30, 2012 was $3.74 million, a decrease of $3.58 million or 49%, from $7.32 million for the 2011 period, resulting from decreased sales. Our total production for the three months ended June 30, 2012 was 39,021 tons, compared to 118,064 tons produced for the 2011 period, a decrease of 79,043 tons, resulting primarily from the changing geological conditions of Tong Gong mine’s under-shaft with increased rock zone as a result of mining into the deeper areas of the underground mine, as well as the under-shaft transmission range getting further which limited the lifting capacity. Xing An mines did not produce during the three months ended June 30, 2012 due to the mine retrofit project and seasonality due to the permafrost nature of the mines.  COGS as a percentage of sales was 73% for the 2012 period, compared to 64% in the 2011 period. Our average cost per ton was $44.52 in the three months ended June 30, 2012, compared to $33.71 in the 2011 period.  This increase was primarily attributable to higher infrastructure, safety and environment standard requirements and overall inflation in China resulting in increased labor, certain materials and energy costs used for mining and processing, as well as increased cost of brokerage sales. In addition, decreased production/sales volume caused relatively higher depreciation and amortization cost per tonnage unit, resulting in higher unit cost on average.

Gross Profit. Gross profit was $1.41 million for the three months ended June 30, 2012 compared to $4.06 million for the 2011 period, a decrease of $2.65 million.  Our gross profit as a percentage of sales was 27% and 36% for the three months ended June 30, 2012 and 2011, respectively.  The decrease in gross profit margin was due to increased percentage of COGS to the sales, as explained in the above section.

Operating Expenses.  Operating expenses totaled $5.23 million for the three months ended June 30, 2012 compared to $4.40 million for the 2011 period, an increase of $0.83 million or 19%. The increase was attributable to increased supplies and machine accessories expenses including expenditures for materials used to fix machines and mining assets which increased $0.21 million for the three months ended June 30, 2012 compared to the same period of 2011; and increased payroll and welfare expenses, and electricity fee as a result of overall price inflation in China.

Other Income. Other income totaled $82,136 for the three months ended June 30, 2012 compared to $0.90 million for the 2011 period. The decrease in non-operating income was mainly attributed to decreased non-cash non-operating income from $0.90 million in the three months ended June 30, 2011 compared to $0.12 million in the 2012 period, resulting from the changes of the FV of the warrant derivative issued to approximately 200 investors and agents through the January 2011 Private Placement financing.

Net Income (Loss). Our net loss for the three months ended June 30, 2012 was $4.03 million compared to net income of $0.47 million for the 2011 period, a decrease of $4.51 million. This was mainly attributed to the increase in our operating expenses and decreased sales. Net income (loss) as a percentage of sales decreased from 4% for the 2011 period to (78)% for the 2012 period, resulting from significant increased operating expenses, decreased sales but increased percentage of cost to sales.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Comparison of the six months ended June 30, 2012 and 2011

As of June 30, 2012, we had cash and equivalents of $35.18 million. Our working capital was  $42.60 million. The ratio of current assets to current liabilities was 7.90:1 at June 30, 2012.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2012 and 2011:

	2012	2011
Cash provided by (used in):
Operating Activities	$(3,992,859)	$(7,814,108)
Investing Activities	$(2,227,257)	$(10,620,598)
Financing Activities	$(3,000,000)	$13,850,500

Net cash used in operating activities was $3.99 million for the six months ended June 30, 2012 compared to net cash used in operating activities of $7.81 million in the 2011 period.  The decrease in cash outflow resulted primarily from timely collection of accounts receivable despite increased inventory on hand, more cash contributed from account payable and accrued liabilities, less non-cash adjustment in change in fair value of warrants, and net loss for the 2012 period; while in the 2011 period, we had a refundable deposit of $4.57 million for an acquisition target and a $2.95 million deposit for coal trading, $1.92 million for accounts payable and $2.08 million for taxes payable.

On January 20, 2011, we signed an advance agreement with an individual owner of a coal mine located in Guizhou China.  Pursuant to the agreement, we advanced a refundable RMB 30 million ($4,575,000, the maximum amount provided under the agreement) to an escrow account to be used for improvements to this mine.  In addition, we intend to undertake the acquisition of the mine from the individual owner if the owner can complete the necessary restructuring of the mine as appropriate for acquisition and the new mining company after the restructuring has received all government required permits for normal production.  If the potential acquisition goes forward, the escrow amount will be treated as partial consideration.  If not, the amount will be reimbursed to us. During 2011, the owner completed the mine improvement construction and organization restructure as appropriate for potential acquisition. The renovated mine has been in official test runs since July 2011 and is currently in the process of applying for all necessary mining and operating permits. The Company expects to undertake the acquisition of the mine soon after all the necessary permits are in place whicha are expected to be received during the remainder of 2012.

At June 30, 2012, the Company had a refundable deposit of $2.08 million for coal trading business to certain brokers. The Company plans to export coal and other mineral products from the US to China. In June 2011, the Company made refundable advances through coal brokers as deposits for buying coal and other mineral products in the US. The advances will be applied to the purchase price or refunded if no purchase is made. The Company is currently coordinating with China’s end users for coal trading and expects to make the first delivery in the near future.

Net cash used in investing activities was $2.23 million for the six months ended June 30, 2012 compared to $10.62 million in the 2011 period. During the six months ended June 30, 2012, we had $3.00 million released from restricted cash as a result of repayment of a cash-collateralized bank loan, but we paid  $2.01 million for acquisition of property and equipment, and $3.22 million for construction in progress of Xing An mines. The construction project included building a new mining tunnel while maintaining, altering and improving the mining property to accommodate all-year-round mining production in the future. In the comparable period of 2011, we paid $1.04 million for acquisition of property and equipment, and $6.80 million for construction in progress for Xing An mines’ retrofit projects.

Net cash used in financing activities was $3.00 million in the six months ended June 30, 2012 as compared to $13.85 million net cash received in the 2011 period. The $3.00 million was the repayment of a bank loan during the six months ended June 30, 2012; while in the comparable period of 2011, we had proceeds from issuance of common stock of $13.65 million and $3.00 million from a bank loan, partially offset by $2.8 million repayment of loan to shareholder.

Based on our current expectations, we believe our cash and equivalents, and cash to be generated from operations will satisfy our working capital needs and other liquidity requirements associated with our existing operations through the remainder of 2012. We will continue to seek opportunities to expand our existing mining operations and acquire additional coal mining rights and expect to finance such acquisitions through the issuance of equity securities. Failure to obtain such financing could have a material adverse effect on our plans for expansion.

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

The following tables summarize our contractual obligations as of June 30, 2012, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	5 Years +

Contractual Obligations:
Operating Leases	$66,600	$10,800	$55,800	$-	$-
Mining Rights	965,418	-	-	-	965,418
Total Contractual Obligations:	$1,032,018	$10,800	$55,800	$-	$965,418

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

As of June 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective as of the end of the period covered by this quarterly report due to the failures of controls described in this Item 4 with respect to certain internal controls over financial reporting.

Based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, management concluded in the assessment that our internal control over financial reporting was not effective as of December 31, 2011 and June 30, 2012, due to incorrect recording of the warrants issued in 2011 in connection with a private placement (which should have been recorded as a derivative transaction) and the failure in timely reporting of a bank loan transaction in connection with the Company’s program to broker US coal; both of these have material effects on our consolidated financial statements and as a result, the Company previously restated the financial statements included in the first three quarters of 2011.  Although, these matters have been addressed, the Company has concluded that our internal control over financial reporting continue to not be effective as of June 30, 2012 as a result of the Company’s need to reclassify certain expenditures from operating expenses to capital expenses.  Specifically, the Company’s Hong Yuan mining operations incurred significant expenses during the quarter ended June 30, 2012, which were initially classified as operating expenditures.  Many of these expenses, however, were classified improperly and should have initially been classified as capital expenditures.  The Company has since properly reclassified these expenses as capital expenses, as reflected in our financial statements filed with this quarterly report.

As a result of the misclassification of expenditures discussed above, the management determined that there were weaknesses related to the Company’s policies regarding planning, budgeting, approval and control of its capital expenditures.  To remediate these weaknesses, the Company intends to adopt necessary policies to address these issues, to provide training to its accounting staff with respect to these policies and to raise awareness, responsibility and accountability of the management on internal controls over financial reporting.  Additionally, and as a result of the weaknesses described above and in the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2011, the Company continues to make improvements to quality of our controls, policies and procedures, with a focus on ensuring that the management strictly complies with such policies under the Board's authorization and supervision as necessary.  Further, as discussed in the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2011, the Company is also searching for additional qualified financial personnel with knowledge and experience with US GAAP and US public company reporting and compliance obligations, while we are also seeking to address this need through improving supervision, education, and training of our accounting staff.

During the three months ended June 30, 2012, we instituted the changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended), which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  During the three months ended June 30, 2012, we requested our subsidiary companies to review and improve their internal controls, policies and procedures and began working more closely with them to ensure that the Company is committed at all levels to the efforts and measures to remediate the weakness mentioned above.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have not sold any equity securities during the period ended June 30, 2012 that were not previously disclosed in a current report on Form 8-K.

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

U.S. CHINA MINING GROUP, INC. (Registrant)

Date: August 30, 2012	By:	/s/ Hongwen Li
Hongwen Li
Chief Executive Officer

Date: August 30, 2012	By:	/s/ Xinyu Peng
Xinyu Peng
Chief Financial Officer (principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Section 302 Certification by the Corporation’s Chief Executive Officer. *

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer. *

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer. *

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer. *

* Filed herewith.