Form 10-Q/A
period 2012-06-30
U.S. China Mining Group, Inc.
filed 2012-09-06
CIK 1145761

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

Explanatory Note

This Amendment No. 1 to U.S. China Mining Group, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed with the Securities and Exchange Commission dated August 30, 2012 (the "Form 10-Q"), is being filed to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405(a)(2) of Regulation S-T.  Exhibit 101 consists of the interactive data files that were not included with the Form 10-Q, as allowed by the 30-day grace period for the first quarterly period in which detailed footnote tagging is required.

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

ITEM 6.   EXHIBITS

Exhibit No.	Description
101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. CHINA MINING GROUP, INC. (Registrant)

Date: September 6, 2011	By:	/s/ Hongwen Li
Hongwen Li
Chief Executive Officer

Date: September 6, 2011	By:	/s/ Xinyu Peng
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

**Furnished herewith.