Form 10-Q
period 2012-09-30
U.S. China Mining Group, Inc.
filed 2012-11-14
CIK 1145761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to _______________

Commission File Number 000-53843

U.S. CHINA MINING GROUP INC.
(Exact name of registrant as specified in its charter)

Nevada (State of Incorporation)	43-1932733 (I.R.S. Employer Identification No.)

15310 Amberly Drive, Suite 250 Tampa, FL (Address of principal executive offices)	33647 (Zip Code)

(813) 514-2873
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares of common stock outstanding as of November 9, 2012: 18,852,582

U.S. CHINA MINING GROUP INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

U.S. CHINA MINING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

	2012	2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash & equivalents	$32,569,566	$44,543,696
Restricted cash	-	3,000,000
Accounts receivable	-	2,308,888
Other receivables	5,043	5,613
Taxes receivable	604,561	200,188
Deposit for coal trading	2,085,585	2,935,530
Inventory	6,291,834	915,873

Total current assets	41,556,589	53,909,788

NONCURRENT ASSETS
Deposits for mine acquisition	4,731,115	4,761,225
Goodwill	26,180,923	26,180,923
Prepaid mining rights, net	13,627,482	14,734,143
Property and equipment, net	13,638,578	12,926,991
Construction in progress	16,623,421	13,506,677
Deferred tax asset, net	593,420	393,643
Asset retirement cost, net	2,419,858	2,626,262

Total noncurrent assets	77,814,797	75,129,864

TOTAL ASSETS	$119,371,386	$129,039,652

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Unearned revenue	$270,590	$527,241
Accrued liabilities and other payables	1,030,690	1,184,912
Taxes payable	2,044,706	1,556,379
Loan payable	-	3,000,000
Warrant derivative liability	2,010,583	1,845,245
Advance from shareholder	2,000	2,000

Total current liabilities	5,358,569	8,115,777

NONCURRENT LIABILITIES
Asset retirement obligation, net of deposit for mine restoration of $1,294,627 in 2012 and $1,223,513 in 2011, respectively	4,758,379	4,689,114

Total noncurrent liabilities	4,758,379	4,689,114

Total liabilities	10,116,948	12,804,891

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
Series A Preferred Stock, $0.001 par value, 8,000,000 shares authorized, 400,000 shares issued and outstanding	400	400
Common stock, $0.001 par value, 100,000,000 shares authorized, 18,852,582 shares issued and outstanding in 2012 and 2011, respectively	18,852	18,852
Additional paid in capital	41,190,993	41,115,578
Statutory reserves	13,395,925	11,905,411
Accumulated other comprehensive income	9,036,222	9,576,877
Retained earnings	45,612,046	53,617,643

Total stockholders' equity	109,254,438	116,234,761

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$119,371,386	$129,039,652

The accompanying notes are an integral part of the consolidated financial statements.

U.S. CHINA MINING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30
	2012	2011	2012	2011

Net sales	$21,598,196	$39,910,559	$1,958,496	$6,287,276
Cost of goods sold	15,693,553	25,020,365	1,544,301	4,152,030

Gross profit	5,904,643	14,890,194	414,195	2,135,246

Operating expenses
Selling	5,269,695	2,774,940	659,816	859,380
General and administrative	6,272,491	7,680,107	1,816,101	2,313,871

Total operating expenses	11,542,186	10,455,047	2,475,917	3,173,251

Income (loss) from operations	(5,637,543)	4,435,147	(2,061,722)	(1,038,005)

Non-operating income (expenses)
Interest income	120,949	132,111	41,275	44,678
Interest expense	(208,820)	(176,319)	(59,089)	(65,615)
Warrant derivative income (expense)	(165,338)	9,504,876	(137,734)	3,041,292

Total non-operating income (expenses), net	(253,209)	9,460,668	(155,548)	3,020,355

Income (loss) before income tax	(5,890,752)	13,895,815	(2,217,270)	1,982,350
Income tax expense (benefit)	624,331	1,593,020	(93,537)	(194,023)

Net income (loss)	(6,515,083)	12,302,795	(2,123,733)	2,176,373

Other comprehensive income (loss)
Foreign currency translation gain (loss)	(540,657)	3,358,750	(213,980)	1,532,117

Comprehensive income (loss)	$(7,055,740)	$15,661,545	$(2,337,713)	$3,708,490

Basic weighted average shares outstanding	18,852,582	18,766,428	18,852,582	18,852,582

Diluted weighted average shares outstanding	19,252,582	19,166,428	19,252,582	19,252,582

Basic net earnings (loss) per share	$(0.35)	$0.66	$(0.11)	$0.12

Diluted net earnings (loss) per share	$(0.35)	$0.64	$(0.11)	$0.11

The accompanying notes are an integral part of the consolidated financial statements.

U.S. CHINA MINING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(UNAUDITED)

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(6,515,083)	$12,302,795
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	2,417,166	2,671,842
Changes in fair value of warrants	165,338	(9,504,876)
Accretion of interest on asset retirement obligation	178,445	166,757
Imputed interest on shareholder's loan	-	3,874
Stock warrants compensation	-	250,703
Stock option compensation	75,415	236,488
Changes in deferred tax	(203,033)	(36,780)
(Increase) decrease in current assets:
Accounts receivable	2,303,003	216,507
Other receivables and deposits	570	(5,228,206)
Deposit for coal trading	849,945	(2,935,530)
Inventory	(5,402,199)	349,741
Deposit for mine restoration	(79,151)	-
Increase (decrease) in current liabilities:
Accounts payable	-	(1,919,345)
Unearned revenue	(254,281)	370,504
Accrued liabilities and other payables	(148,764)	(2,182,563)
Taxes payable	92,883	(3,334,796)

Net cash used in operating activities	(6,519,746)	(8,572,885)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	3,000,000	(2,775,539)
Acquisition of property, plant & equipment	(2,004,988)	(1,046,276)
Construction in progress	(3,214,325)	(6,848,999)

Net cash used in investing activities	(2,219,313)	(10,670,814)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan advance (repayment)	(3,000,000)	3,000,000
Proceeds from issuance of common stock	-	13,650,500
Repayment of shareholder's advance	-	(2,800,000)

Net cash (used in) provided by financing activities	(3,000,000)	13,850,500

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	(235,071)	1,873,433

NET DECREASE IN CASH & EQUIVALENTS	(11,974,130)	(3,519,766)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	44,543,696	46,224,944

CASH & EQUIVALENTS, END OF PERIOD	$32,569,566	$42,705,178

Supplemental Cash flow data:
Income tax paid	$812,936	$3,011,184
Interest paid	$30,375	$-

The accompanying notes are an integral part of the consolidated financial statements.

U.S. CHINA MINING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   SEPTEMBER 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

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

The consolidated interim financial information as of September 30, 2012 and for the nine and three month periods ended September 30, 2012 and 2011 were prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) have not been included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of September 30, 2012, its consolidated results of operations and cash flows for the nine and three month periods ended September 30, 2012 and 2011, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Cash and Equivalents

For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At September 30, 2012 and December 31, 2011, the Company had restricted cash of $0 and $3,000,000 in the bank as collateral for obtaining bank loans.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company did not have any bad debt allowance at September 30, 2012 and December 31, 2011.

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

Goodwill

Goodwill is the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, “Intangibles-Goodwill and Other”, goodwill is not amortized but is tested for impairment, annually or when circumstances indicate an impairment may exist. Impairment testing is performed at a reporting unit level. An impairment loss generally would be recognized when the carrying amount of the reporting unit exceeds its fair value (“FV”) with the FV of the reporting unit determined using discounted cash flow (“DCF”) analysis. A number of significant assumptions and estimates are involved in the application of the DCF analysis to forecast operating cash flows, including the discount rate, the internal rate of return, and projections of realizations and costs of production. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated.

On April 4, 2008, the Company completed the acquisition of 90% of Xing An pursuant to the Agreement for a price determined by multiplying the number of shares of SGZH outstanding just prior to the transaction (400,000 Series A preferred shares and 6,932,582 common shares) by the average stock price of SGZH stock two days before and two days after the Agreement date. In connection with the transaction, the Xing An shareholders received 8 million shares of SGZH common stock and $30 million, which was treated as a dividend and recorded as a charge to retained earnings.  The total consideration exceeded the FV of the net assets acquired by $26,180,923, which was recorded as goodwill for SGZH and its wholly owned operating subsidiary Tong Gong. As a result of this acquisition, the Xing An Shareholders owned 53% of the combined company. For accounting purposes, the acquisition of Xing An by the Company was accounted for as a reverse acquisition of the Company by Xing An. Accordingly, the total consideration exceeded the fair value of the net assets acquired by $26,180,923; this amount was recorded as goodwill of our Tong Gong reporting unit which was the only operating subsidiary at the time of this acquisition and which holds the Xing An assets.

As of December 31, 2011, the Company performed impairment testing of the Tong Gong reporting unit’s goodwill in accordance with ASU 2011-08 to determine if the carrying value of the goodwill exceeded its fair value and if an impairment loss would need to be recognized. This testing was conducted using both the qualitative analysis and quantitative analysis ( discounted cash flow (DCF) analysis). As a result of this testing, as of September 30, 2012 and December 31, 2011, the Company concluded that the fair value of the Tong Gong reporting unit exceeded the carrying value of the unit (including the goodwill) by 2% and that the goodwill was not impaired. The following is a description of the key aspects used by the Company in reaching its conclusion through the qualitative analysis.

The Company considered:

•	general China coal industry conditions
•	current Heilongjiang local coal market conditions
•	the Company’s internal development activities (mine improvements)
•	the Company’s internal financial projections

In addition to the qualitative analysis, the Company performed a step one analysis as provided under ASC Topic 350, which was updated by ASU 2011-08, for its Tong Gong reporting unit using the DCF method, using revenue and expense projections and risk-adjusted discount rates. A number of significant assumptions and estimates are involved in the application of the DCF analysis to forecast operating cash flows, including the discount rate, the internal rate of return, and projections of realization of value from future production as well as the cost of production. In conducting this process, management considers historical experience and all available information at the time the fair values of its reporting units are estimated.

The Company projected $91.16 million total future cash inflows for Tong Gong operations assuming production and sales volumes equal to those from 2011 and profit margins and net income ratios consistent with those in that same period. Applying a discount rate of 15% (the average discount rate of mine companies in Heilongjiang province), the Company determined the present value of total discounted future cash flows to be $48.0 million, and considered this as the fair value of the Tong Gong reporting unit as of December 31, 2011; this exceeded the carrying value of $46.9 million by 2%.

The Company used the assumptions described in the previous paragraph because the Company believes that those assumptions reflect the most conservative model of performance for the reporting unit when considered in the context of historical experience – especially so, given the Company’s present activities to expand production and sales through the continuous acquisition and development. Market conditions – price and volume of sales, costs of production and of sales – cannot be considered certain, but based on historical experience the Company believes its assumptions with respect to these matters in its testing are conservative.

Asset Retirement Cost and Obligations, Deposit for Mine Restoration

The Company uses   FASB ASC Topic 410, “Asset Retirement and Environmental Obligation”. This Statement requires the Company’s legal obligations associated with the retirement of long-lived assets are recognized at FV at the time the obligations are incurred. Obligations are incurred when development of a mine commences for underground mines or construction begins for support facilities, refuse areas and slurry ponds. The obligation’s FV is determined using DCF techniques and is accreted over time to its expected settlement value. Upon initial recognition of a liability, a corresponding amount is capitalized as part of the carrying amount of the related long-lived asset. Amortization of the related asset is calculated on a unit-of-production method by amortizing the total estimated cost over the salable reserves determined under SEC Industry Guide 7, multiplied by the production during the period. The Company reviews its asset retirement obligations at least annually and makes necessary adjustments for permit changes as granted by state authorities and for revisions of estimates of the amount and timing of costs. For ongoing operations, adjustments to the liability result in an adjustment to the corresponding assets.  At September 30, 2012 and December 31, 2011, there were no adjustments of the asset retirement obligations.

Xing An voluntarily applied to Daxinganling District Environment Protection Bureau for the asset retirement obligation and is obligated to account for land subsidence, restoration, rehabilitation and environmental protection at a rate of RMB 1 ($0.16) per ton based on total reserves at the end of the useful lives of the mines.

From January 1, 2009, Xing An and Tong Gong were required by the local Environment Protection Bureau and Heilongjiang Province National Land and Resources Administration Bureau (“HPNLRAB’) to deposit RMB 18,886,500 ($2,765,632) and RMB 5,000,000 ($731,090), respectively, within a certain period of time to a bank account held by local mining authority for land subsidence, restoration and rehabilitation when the mine is fully depleted.  At September 30, 2012, Xing An deposited RMB 5,665,950 ($893,542) and Tong Gong deposited RMB 2,543,280 ($401,085). See additional discussion in Note 12, “Asset Retirement Cost and Obligations.”

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its FV. FV is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes, as of September 30, 2012 and December 31, 2011, there were no impairments of its long-lived assets.

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

When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interests associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. At September 30, 2012 and December 31, 2011, the Company did not take any uncertain positions that would necessitate recording of a tax related liability.

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

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist primarily of accounts and other receivables. The Company does not require collateral or other security to support these receivables. The Company concentrates its sales to a few customers; the Company had 100% and 99% of its sales to two  customers in the nine months ended September 30, 2012 and 2011, respectively. The Company had 100% and 100% of its sales to two customers in the three months ended September 30, 2012 and 2011, respectively. The Company conducts periodic reviews of its customers’ financial condition and customer payment practices to minimize collection risk on its receivables.

The operations of the Company are in the PRC.  Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy.

The Company has cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC. Cash in state-owned banks is not covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in these bank accounts.

Statement of Cash Flows

In accordance with FASB ASC Topic 230, “Statement of Cash Flows”, cash flows from the Company’s operations are calculated based upon the local currencies.  As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.  Cash from financing activities excluded the effect of loan forgiveness by the principal shareholder of $380,338 in the first quarter of 2011.

Basic and Diluted Earnings (Loss) per Share (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares, warrants and stock options had been issued and if the additional common shares were dilutive. Diluted EPS are based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options and the if-converted method for the outstanding convertible preferred shares. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, convertible outstanding instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). During the nine and three months ended September 30, 2012 and 2011, shares for options and warrants were not included in the calculation of diluted EPS as a result of their anti-dilutive feature. The following tables present a reconciliation of basic and diluted EPS:

	Nine Months Ended September 30,
	2012	2011

Net income (loss)	$(6,515,083)	$12,302,795

Weighted average shares outstanding - basic	18,852,582	18,766,428
Effect of dilutive securities:
Series “A” preferred stock	400,000	400,000
Weighted average shares
Outstanding - diluted	19,252,582	19,166,428

Earnings (loss) per share – basic	$(0.35)	$0.66
Earnings (loss) per share – diluted	$(0.35)	$0.64

Preferred stock was excluded for the calculation of diluted loss per share due to anti-dilution.

	Three Months Ended September 30,
	2012	2011

Net income (loss)	$(2,123,733)	$2,176,373

Weighted average shares outstanding - basic	18,852,582	18,852,582
Effect of dilutive securities:
Series “A” preferred stock	400,000	400,000
Weighted average shares
Outstanding - diluted	19,252,582	19,252,582

Earnings (loss) per share – basic	$(0.11)	$0.12
Earnings (loss) per share – diluted	$(0.11)	$0.11

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

As of September 30, 2012 and December 31, 2011, the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at FV.

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

The Company uses FASB ASC Topic 220 “Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the nine and three months ended September 30, 2012 and 2011 consisted of net income (loss) and foreign currency translation adjustments.

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

Reclassifications

Certain prior year amounts were reclassified to conform to the manner of presentation in the current period. The Company reclassified taxes receivable of $200,188 from taxes payable as of December 31, 2011. The Company also reclassified advances (deposits) of $4.7 million paid for mine improvement and/or acquisition from current assets to non current assets for the year ended December 31, 2011.

New Accounting Pronouncements

On July 27, 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment.  The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired.  If an entity concludes it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required.  However, if an entity concludes otherwise, it would be required to determine the FV of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP.  The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted. The adoption of this pronouncement will not have a material impact on our financial statements.

As of September 30, 2012, there are no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

3.    INVENTORY

Inventory, at September 30, 2012 and December 31, 2011, consisted of coal extracted from the ground that is available for delivery to customers, as well as extracted coal removed from the ground but not yet processed through a wash plant. Inventory is valued at the lower of average cost or market, cost being determined on a first in, first out method and including labor costs, all expenditures directly related to the removal of coal, and amortization of mining rights and asset retirement cost.

4.    PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at September 30, 2012 and December 31 2011:

	2012	2011
Building	$5,403,234	$5,437,621
Mining structure	13,298,017	11,395,389
Production equipment	4,880,109	4,888,315
Office equipment	69,072	69,512
Vehicles	267,857	268,689
Total	23,918,289	22,059,526
Less: Accumulated depreciation	(10,279,711)	(9,132,535)
Net	$13,638,578	$12,926,991

Depreciation for the nine months ended September 30, 2012 and 2011 was $1,209,300 and $1,134,900, respectively. Depreciation for the three months ended September 30, 2012 and 2011 was $397,400 and $343,100, respectively.

5.   OTHER RECEIVABLES

Other receivables include advances to employees for traveling and other business related expenses.

6.   PREPAID MINING RIGHTS

Prepaid mining rights are the portion of the mining rights for which the Company previously paid. The price is determined by the local mining bureau from which the Company acquired its mining rights, based in part on market prices set by HPNLARB and in part on negotiations with the local mining bureau. The price is established at the time of payment, regardless of when production of the underlying coal occurs. The price for Tong Gong was RMB 8 ($1.26) per ton for 2008 through 2012; the price for Xing An was RMB 9 ($1.42) per ton for 2008 through 2012.  Xing An paid in full for the mining right in June 2008. Tong Gong needs to pay the remaining balance of $897,589 by September 30, 2017. For any mining rights granted prior to September 1, 2006, the Company is generally required to pay for the entire amount of coal underlying such mining rights within five years from the date such right is granted unless specific good cause exists for extension. Effective September 1, 2006, under the authority of the Heilongjiang Geology and Mineral Exploration Office, the Company has 10 years to pay for the coal underlying any mining rights granted on or after such date.

If the Company decides to cease mining at a particular property, and the Company has extracted all the coal underlying its mining rights, the government will take back that coal mine.  If the Company decides to cease mining but has not extracted all coal it has already paid to extract (i.e., its prepaid mining rights), while the Company will not be entitled to a refund of the corresponding prepaid mining rights from the government, the Company can sell such unused prepaid mining rights to a third party.

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

The Company’s prepaid mining rights consisted of the following at September 30, 2012 and December 31, 2011:

	2012	2011
Prepaid mining rights	$27,148,765	$27,321,545
Less: Amortized portion	(13,521,283)	(12,587,402)
Prepaid mining rights, net	$13,627,482	$14,734,143

The Company amortizes the mining rights by using total cost of mining rights (the sum of those for which the Company has paid and those for which the Company is still committed to pay) divided by total salable reserves determined under SEC Industry Guide 7, multiplied by production during the period.  The cost of unpaid mining rights is assumed to be the same as the most current price per ton paid by the Company (RMB 8 ($1.26) per ton).  Amortization was $1,017,334 and $1,294,500 for the nine months ended September 30, 2012 and 2011, respectively. Amortization was $103,500 and $90,900 for the three months ended September 30, 2012 and 2011, respectively.

As of September 30, 2012 and December 31, 2011, the total quantity of coal the Company is allowed to extract under the mining rights of Xing An and Tong Gong was 25,931,500 tons (as per above table); however, as noted in the table above, this amount reflects the in place resources on which the mining rights are based and to which those mining rights extend. But these amounts, determined by the appropriate PRC authorities, do not coincide with the definition of proven and probable product reserves of SEC Industry Guide 7, which would be 8.32 million tons as of September 30, 2012. The Company paid for 25,165,295 tons at September 30, 2012, and is committed to pay for 766,205 tons of coal at RMB 8 ($1.26) per ton, or $965,418, which must be paid by September 30, 2017. The prepayment of mining rights is accounted for similar to a royalty agreement as neither the payment terms nor the price per ton is fixed.

7.   CONSTRUCTION IN PROGRESS

Construction in progress is the amount paid for the Xing An mines’ maintenance and retrofit project which commenced at the end of 2009.  The project included building a new mining tunnel while maintaining, altering and improving the mining property to accommodate all-year-round mining production in the future. The estimated cost for the retrofit was approximately $20 million; the Company has incurred $16.6 million and $13.5 million as of September 30, 2012 and December 31, 2011 respectively.  The Company expects the Xing An’s retrofit project will be completed  and the production will begin in 2013.

8.   RELATED PARTY TRANSACTIONS

Lease from shareholder

Xing An leases its office and certain office equipment under long-term leases from a principal shareholder for approximately $1,800 (RMB 12,500) per month (See Note 18). The operating lease requires Xing An to pay certain operating expenses applicable to the leased premises.

9.   ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at September 30, 2012 and December 31, 2011:

	2012	2011
Accrued liabilities	$337,813	$50,552
Other payables
Education and union outlays	154,790	160,723
Refundable deposit from a contractor for Tong Gong’s mining work	315,408	317,415
Transportation infrastructure construction fee	51,205	447,317
Mine security special purpose fee	7,527	42,348
Coal price adjustment fund	7,527	42,348
Resource compensation fee	-	96,667
Other	156,420	27,542

Total	$1,030,690	$1,184,912

Accrued liabilities were mainly for accrued payroll, welfare and legal and audit expenses.  Transportation infrastructure construction fees was a fee for Tong Gong and Xing An levied by the provincial government at RMB 10 ($1.58) per ton based on sales volume. Coal mine security special purpose fee was a fee for Tong Gong levied by the local authority at RMB 10 ($1.58) per ton based on sales volume. Coal price adjusting fund was a fee for Tong Gong levied by the local authority at RMB 10 ($1.58) per ton based on sales volume.  Other mainly consisted of payables for employees’ welfare, social security and personal income tax withholding.

At September 30, 2012 and December 31, 2011, the Company had a refundable deposit from a contractor for Tong Gong’s mining work for $315,000. The Company outsourced Tong Gong mining work to an independent contractor for three years from October 1, 2009 to September 30, 2012. The Company has renewed the service term with this contractor through December 31, 2012. The contractor was required to pay a deposit for mining safety assurance, which will be refunded to this contractor when the contract expires.

10.   TAXES PAYABLE AND TAXES RECEIVABLE

Taxes payable consisted of the following at September 30, 2012 and December 31, 2011:

	2012	2011
Land tax	$1,985,649	$-
Value added tax	32,757	1,451,208
Resource tax	1,731	69,721
Other	24,569	35,450
Total	$2,044,706	$1,556,379

Taxes receivable consisted of the following at September 30, 2012 and December 31, 2011:

	2012	2011
Income tax	$486,095	$173,028
Value added tax	79,517	-
Other	38,949	27,160
Total	$604,561	$200,188

11. LOAN PAYABLE AND DEPOSIT FOR COAL TRADING

In connection with the Company’s program to purchase and export US coal and other mineral products described hereinafter, on May 25, 2011, the Company entered into a $3,000,000 promissory Note with a bank in California which matured on May 25, 2012.  The interest rate on this Note is subject to change from time to time based on changes of the lender’s prime rate minus 1%, resulting in an initial interest rate of 2.25%.  The Company was required to pay this loan in one payment of all outstanding principal plus all accrued unpaid interest on maturity.  In addition, the Company was required to pay regular monthly interest payments for all accrued unpaid interest due as of each payment date, beginning June 25, 2011, with all subsequent interest payments to be due on the same day of each month after that. The loan amounts were used by the Company to initiate its program to purchase and export US coal and other mineral products. The Company plans to export coal and other mineral products from the US to China.  The loan was paid in full in June 2012.  The Company paid $30,375 interest on this loan.

At September 30, 2012 and December 31, 2011, the Company had a refundable deposit of $2,085,585 and $2,935,530, respectively, as an advance for its coal trading business with certain US brokers. In June 2011, the Company made these refundable advances to coal brokers as deposits for buying coal and other mineral products in the US. The advances will be applied to the purchase price or refunded if no purchase is made. The Company is currently coordinating with end users in China for coal trading and expects to make the first delivery in the near future.

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

Effective January 1, 2009, Xing An and Tong Gong were required by the local Environment Protection Bureau and HPNLRNB to deposit RMB 18,886,500 ($2,765,632) and RMB 5,000,000 ($731,090), respectively, within a period of time presently expected to be three to five years to a bank account held by local mining authority for land subsidence, restoration and rehabilitation when the mine is fully depleted.  At September 30, 2012, Xing An deposited RMB 5,665,950 ($893,542), and Tong Gong deposited RMB 2,543,280 ($401,085).

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

Asset Retirement Cost at September 30, 2012 and December 31, 2011 was:

	2012	2011
Asset retirement cost	$4,695,276	$4,725,157
Less: Accumulated amortization	(2,275,418)	(2,098,895)
	$2,419,858	$2,626,262

Amortization for asset retirement cost for the nine months ended September 30, 2012 and 2011 was $190,500 and $242,400, respectively. Amortization for asset retirement cost for the three months ended September 30, 2012 and 2011 was $23,900 and $20,500, respectively.

Changes in Asset Retirement Obligation for the nine months ended September 30, 2012 and for the year ended December 31, 2011 consisted of the following:

	2012	2011
Balance at beginning of period	$4,689,114	$4,243,129
Accretion of interest expense	178,445	223,674
Foreign currency translation gain	(109,180)	222,311
Ending balance	$4,758,379	$4,689,114

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

Deferred tax asset (liability) consisted of the following at September 30, 2012 and December 31, 2011:

	2012	2011
Deferred tax asset for amortization of mining rights, amortization of asset retirement cost, depreciation of assets using unit-of-production method, and mine safety and maintenance expenses	$2,896,958	$2,711,841

Deferred tax liability for statutory reserves for mine safety and maintenance expenses	(2,303,538)	(2,318,198)
Net deferred tax asset	$593,420	$393,643

14.  INCOME TAXES

The Company is subject to income taxes by entity on income from the tax jurisdiction in which each entity is domiciled.

US China Mining Group, Inc., the US parent company, was incorporated in Nevada and has net operating losses (“NOL”) for income tax purposes.  The US parent company has NOL carry forwards for income taxes of approximately $6.5 million at September 30, 2012, which may be available to reduce future years’ taxable income as NOLs can be carried forward up to 20 years from the year the loss is incurred. Management believes the realization of the benefits from these losses is uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided for the US parent company.

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

The following table reconciles the US statutory rates to the Company’s consolidated effective tax rate for the nine months ended September 30, 2012 and 2011:

	2012	2011
US statutory rates	(34.0)%	34.0%
Tax rate difference	7%	(3.9)%
Permanent difference	2%	(22.2)%
Valuation allowance on US NOL	35.6%	3.8%
Other	-%	(0.3)%
Tax per financial statements	10.6%	11.5%

The following table reconciles the US statutory rates to the Company’s effective tax rate for the three months ended September 30, 2012 and 2011:

	2012	2011
US statutory rates	(34.0)%	34.0%
Tax rate difference	7.5%	3.0%
Permanent difference	2.9%	(51.5)%
Change tax rate on deferred tax	-%	-%
Valuation allowance on US NOL	19.4%	6.8%
Other	-%	(2.1)%
Tax per financial statements	(4.2)%	(9.8)%

The provisions for income tax for the nine months ended September 30, 2012 and 2011consisted of the following:

	2012	2011
Income tax expense – current	$827,364	$1,629,800
Income tax benefit – deferred	(203,033)	(36,780)
Total income tax expense	$624,331	$1,593,020

The provisions for income tax for the three months ended September 30, 2012 and 2011 consisted of the following:

	2012	2011
Income tax benefit – current	$(50,248)	$(44,670)
Income tax benefit - deferred	(43,289)	(149,353)
Total income tax benefit	$(93,537)	$(194,023)

15.  MAJOR CUSTOMERS AND VENDORS

Below is the table indicating the major customers accounting for over 10% of the Company’s total sales for the nine months ended September 30, 2012 and 2011:

Customers	Sales of 2012	Percentage to Total Sales	Sales of 2011	Percentage to Total Sales
Customer A	$17,316,480	80%	$32,327,553	81%
Customer B	$4,281,716	20%	$7,183,901	18%

Below is the table indicating the major customers accounting for over 10% of the Company’s total sales for the three months ended September 30, 2012 and 2011:
Customers	Sales of 2012	Percentage to Total Sales	Sales of 2011	Percentage to Total Sales
Customer A	$1,260,634	64%	$4,526,839	72%
Customer B	$697,862	36%	$1,760,437	28%

At September 30, 2012 and December 31, 2011, the total receivable balance due from these customers was $0 and $2,308,888, respectively.

There were no major vendors for the Company for the nine and three months ended September 30, 2012 and 2011.

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

Common welfare fund

Common welfare fund is a voluntary fund the Company can elect to transfer 5% to 10% of its net income to, as determined under PRC accounting rules and regulations.  The Company did not make any contribution to this fund during the nine months ended September 30, 2012 and 2011. This fund can only be utilized on capital items for the collective benefit of the Company’s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation.

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

According to the ruling No. 1 (2009) of Heilongjiang province and practice requirement of Heihe government, Tong Gong is also required to pay additional safety and maintenance expenses of RMB 10 ($1.58) per ton to the local government. The Company records this payment as an expense. The amount paid to the government can be recovered from the local government under certain circumstances. However, it is not clear whether the Company will be able to recover the amount paid to the government. Accordingly, the payment to government is recorded as an expense.

The statutory reserves were as follows as of September 30, 2012 and December 31, 2011:

	2012	2011
Statutory surplus reserve	$3,273,633	$3,229,391
Safety and Maintenance reserve	10,122,292	8,676,020
Total	$13,395,925	$11,905,411

17.  SHAREHOLDERS’ EQUITY

SHARES ISSUED THROUGH PRIVATE PLACEMENT

On January 7, 2011, US China Mining Group, Inc. entered into a Securities Purchase Agreement with investors, pursuant to which the Company sold to the Investors, in a private placement, 3,750,000 Units at $4.00 per Unit. Each Unit was comprised of (i) one share of our common stock, par value $0.001 per share, and (ii) a five-year warrant (the “Investor Warrant”) to purchase 0.5 shares of our Common Stock at $6.80 per share. In connection with the closing of the Private Placement, we received $13,650,500 after payment of $1,349,500 of cash commissions to the Placement Agent, and other offering expenses and related costs in connection with the Private Placement. In addition, we issued to the Placement Agents five-year warrants to purchase 375,000 shares of our Common Stock, at $6.80 per share.  At September 30, 2012, the remaining term of the warrants were 3.26 years.

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

The Company accounted for the warrants issued to the investors and placement agents based on the FV method under ASC Topic 505. The FV of the warrants was calculated using the Black Scholes Model and the following assumptions: estimated life of five years, volatility of 100%, risk free interest rate of 2.76%, and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options and warrants. The FV of the warrants at grant date was $13,153,426.  Accordingly to FASB ASC 815-40-55, the warrants were classified as a liability on the balance sheet and adjusted to FV at each reporting period as they have a ratchet provision for adjusting the strike price if equity is issued at a later date at a price below the strike price. The Company adjusted the FV of derivative liability to $2,010,583 and $1,845,245 for warrants at September 30, 2012 and December 31, 2011, respectively, and recognized an expense of $165,338 and gain of $9,504,876 during the nine months ended September 30, 2012 and 2011, respectively, and an expense of $137,734 and gain of $3,041,292 during the three months ended September 30, 2012 and 2011, respectively.

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

REGISTRATION RIGHTS AGREEMENTS

In connection with the Private Placement, the Company, Placement Agent and the Investors entered into a Registration Rights Agreement on January 7, 2011. The Company agreed to register for resale the number of shares of Common Stock underlying the Units sold in the Private Placement (including such shares that are issuable upon the exercise of Investor Warrants and Agent Warrants), on a registration statement to be filed with the SEC on or prior to 45 days from the closing date of the Private Placement.  The Company was to use its best efforts to have the registration statement declared effective within 150 days after the initial filing with the SEC or within 180 days if the registration statement is reviewed by the SEC.  The Company shall also maintain the effectiveness of the registration statement until all of the securities covered by the registration statement may be sold by the investors under Rule 144 without any restriction (including volume restrictions).

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

The following table summarizes activities of these options:

	Number of Shares	Average Exercise Price per Share ($)	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2011	95,000	6.39	3.40
Exercisable at January 1, 2011	85,000	6.04	3.91
Granted	70,000	4.50	5.00
Exercised	-	-	-
Outstanding at December 31, 2011	165,000	5.59	3.15
Exercisable at December31, 2011	130,000	5.88	2.88
Granted	70,000	1.00	5.00
Exercised	-	-	-
Outstanding at September 30, 2012	235,000	4.22	3.01
Exercisable at September 30, 2012	200,000	4.78	2.76

The Company recorded $75,415 and $236,488 of compensation expense for stock options during the nine months ended September 30, 2012 and 2011, respectively. The Company recorded $20,791 and $110,960 of compensation expenses for stock options during the three months ended September 30, 2012 and 2011, respectively. There were no options exercised during the nine and three months ended September 30, 2012 and 2011.

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

The following table summarizes activity for the warrants to certain investor relations firms:

	Number of Shares	Average Exercise Price per Share ($)	Weighed Average Remaining Contractual Term in Years
Outstanding at January 1, 2011	200,000	9.50	4.29
Exercisable at January 1, 2011	200,000	9.50	4.29
Granted	40,000	6.00	3.00
Exercised	-	-	-
Outstanding at December 31, 2011	240,000	8.92	3.17
Exercisable at December 31, 2011	240,000	8.92	3.17
Granted	-	-	-
Exercised	-	-	-
Outstanding at September 30, 2012	240,000	8.92	2.42
Exercisable at September 30, 2012	240,000	8.92	2.42

The Company recorded $0 and $250,703 warrant expense during the nine months ended September 30, 2012 and 2011, respectively. The Company recorded $0 warrant expense during the three months ended September 30, 2012 and 2011, respectively.

WARRANTS ISSUED THROUGH PRIVATE PLACEMENT

On January 7, 2011, the Company entered into a Securities Purchase Agreement with investors, pursuant to which the Company sold to the Investors, in a private placement, 3,750,000 Units at $4.00 per Unit. Each Unit was comprised of (i) one share of our common stock, par value $0.001 per share, and (ii) a five-year warrant (the “Investor Warrant”) to purchase 0.5 shares of our Common Stock at $6.80 per share. In connection with the closing of the Private Placement, we received $13,650,500 after payment of $1,349,500 of cash commissions to the Placement Agent, and other offering expenses and related costs in connection with the Private Placement. In addition, we issued to the Placement Agents five-year warrants to purchase 375,000 shares of our Common Stock, at $6.80 per share.  At September 30, 2012, the remaining term of the warrants were 3.26 years.

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

The Company accounted for the warrants issued to the investors and placement agents based on the FV method under ASC Topic 505. The FV of the warrants was calculated using the Black Scholes Model and the following assumptions: estimated life of five years, volatility of 100%, risk free interest rate of 2.76%, and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options and warrants. The FV of the warrants at grant date was $13,153,426.  Accordingly to FASB ASC 815-40-55, the warrants were classified as a liability on the balance sheet and adjusted to FV at each reporting period as they have a ratchet provision for adjusting the strike price if equity is issued at a later date at a price below the strike price. The Company adjusted the FV of derivative liability to $2,010,583 and $1,845,245 for warrants at September 30, 2012 and December 31, 2011, respectively, and recognized an expense of $165,338 and gain of $9,504,876 during the nine months ended September 30, 2012 and 2011, respectively, and an expense of $137,734 and gain of $3,041,292 during the three months ended September 30, 2012 and 2011, respectively.

The following table summarizes activity for the warrants issued in connection with the private placement:

	Number of Shares	Average Exercise Price per Share ($)	Weighed Average Remaining Contractual Term in Years
Outstanding at January 1, 2011	-	-	-
Exercisable at January 1, 2011	-	-	-
Granted	2,250,000	6.80	5.00
Exercised	--	-	-
Outstanding at December 31, 2011	2,250,000	6.80	4.01
Exercisable at December 31, 2011	2,250,000	6.80	4.01
Granted	-	-	-
Exercised	-	-	-
Outstanding at September 30, 2012	2,250,000	6.80	3.26
Exercisable at September 30, 2012	2,250,000	6.80	3.26

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

For mining rights granted to the Company prior to September 1, 2006, the Company is required to pay for all of the coal underlying such mining rights within five years from the date such mining rights are approved by the HNLRAB unless specific good cause exists for extension.  For mining rights granted on or after September 1, 2006, full payment is required within 10 years. The Company’s operations may be suspended if it is not able to make full payments within such periods. The Company had paid for 25,165,295 tons at September 30, 2012, and is committed to pay for 766,205 tons of coal at RMB 8 ($1.26) per ton, or $965,418, which must be paid by September 30, 2017.

The Company leased its principal executive office, which is approximately 1,500 square feet, in Los Angeles, California, and headquartered some administrative staff here and oversaw its operations in the PRC from here. The lease agreement for this office was from September 1, 2008 to June 30, 2011, with annual rent of $57,516. The Company terminated the lease on September 30, 2012.  Currently the Company leases a virtual office in Tampa, Florida, with monthly rent of $250.

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

The Company’s rental expense for the nine months ended September 30, 2012 and 2011 was $60,000 and $60,000, respectively. The Company’s rental expense for the three months ended September 30, 2012 and 2011 was $20,000 and $20,000, respectively.

As of September 30, 2012, the future minimum annual lease payments required under operating leases, are as follows:

2013	$21,600
2014	21,600
October 1, 2014- to July 30, 2015	18,000
Total	$61,200

19. ACQUISITION OF COAL MINES

On May 19, 2010, the Company entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") to acquire the Erdos City Dongsheng District Liujiaqu Coal Mine ("Liujiaqu Coal Mine") in the Inner Mongolia region of the PRC (Refer to the 8-K the Company filed on May 22, 2010 for relevant disclosure for transaction). The acquisition of Liujiaqu Coal Mine had not been completed as of September 30, 2012. The parties are reviewing the potential impact on the transaction of new municipal policy and requirements of Erdos City and have not scheduled a date for completion of the transaction.  The Company did not make any deposit for this acquisition.

On January 20, 2011, the Company signed an advance agreement with an individual owner of a coal mine in Guizhou China. Pursuant to the agreement, the Company has advanced a refundable RMB 30 million ($4.7 million, the maximum amount provided under the agreement) to an escrow account to be used for improvements to this mine. In addition, the Company intends to undertake the acquisition of the mine from the individual owner if the owner can complete the necessary restructuring of the mine as appropriate for acquisition and the new mining company after the restructuring has received all government required permits for normal production. If the potential acquisition goes forward, the escrow amount will be treated as partial consideration. If not, the amount will be reimbursed to the Company. During 2011, the owner completed the mine improvement construction and organization restructuring as appropriate for potential acquisition. The renovated mine has been in official test runs since July 2011, and is currently in the process of applying for all necessary mining and operating permits. The Company expects to undertake the acquisition of the mine soon after all the necessary permits are in place in the near future.

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

In this Form 10-Q, references to “we”, “our”, “us”, the “Company”, “SGZH” or the “Registrant” refer to U.S. China Mining Group, Inc.

OVERVIEW

We are a company engaged in coal production and sales by exploring, assembling, assessing, permitting, developing and mining coal properties in the People’s Republic of China (“PRC”). After obtaining permits from the Heilongjiang Province National Land and Resources Administration Bureau and the Heilongjiang Province Coal Production Safety Bureau, we extract coal from properties to which we have the right to mine capped amounts of coal, and sell most of the coal on a per metric ton (“ton”) basis for cash on delivery, primarily to power plants, cement factories, wholesalers and individuals for home heating. We do not own the coal mines, but have  rights to extract a capped amount of coal from a mine as determined by government authorized mining engineers and approved by the Heilongjiang Department of Land and Resources. Through the end of March 2008, our business consisted of the operations of Heilongjiang Tong Gong Kuang Ye You Xian Gong Si (“Tong Gong”) coal mine in northern PRC, located approximately 175 km southwest of the city of Heihe in the Heilongjiang Province.

Pursuant to a stock purchase agreement entered into on December 31, 2007, on April 4, 2008, we added two coal mines to our operations when we acquired two mining companies under common ownership in the PRC, Heilongjiang Xing An Group Hong Yuan Coal Mine Co., Ltd. (“Hong Yuan”) and Heilongjiang Xing An Group Sheng Yu Mining Co., Ltd. (“Sheng Yu”), collectively “Xing An”.  In connection with that transaction, the Xing An shareholders received 8 million shares of U.S. China Mining, Inc. “SGZH” common stock and $30 million in cash, which was treated as a dividend pursuant to the accounting treatment applied to the transaction. The purchase price was determined by multiplying the number of shares of SGZH outstanding just prior to the transaction (400,000 Series A preferred shares and 6,932,582 common shares) valued at the average stock price of SGZH stock two days before and two days after the Agreement date. After the closing of this transaction, the Xing An Shareholders owned 53% of the combined company. Accordingly, for accounting purposes, the transaction was accounted for as a reverse acquisition of the Company by Xing An. Xing An operates two coal mines, the Hong Yuan and Sheng Yu mines, located in Mohe City in Heilongjiang Province.

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

Goodwill

Goodwill is the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, “Intangibles–Goodwill and Other”, goodwill is not amortized but is tested for impairment annually, or when circumstances indicate a possible impairment may exist. Impairment testing is performed at a reporting unit level. An impairment loss generally would be recognized when the carrying amount of the reporting unit exceeds the fair value (“FV”), with the FV of the reporting unit determined using discounted cash flow (“DCF”) analysis. A number of significant assumptions and estimates are involved in DCF analysis forecast of operating cash flows, the discount rate, projections of realization and costs of production. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Costs of mine development, expansion of  capacity or extending the life of our mines are capitalized and principally amortized using the units-of-production method over the actual tons of coal produced directly benefiting from the capital expenditure. Mobile mining equipment and other fixed assets are stated at cost and depreciated on a straight-line basis over the estimated useful lives ranging from 10 to 15 years. Leasehold improvements are amortized over estimated useful lives or the term of the lease, whichever is shorter. Major repairs and betterments that significantly extend original useful lives or improve productivity are capitalized and depreciated over the period benefited. Maintenance and repairs are generally expensed as incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations.

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

RESULTS OF OPERATIONS

Comparison of the nine months ended September 30, 2012 and 2011

The following table sets forth the results of our operations for the nine months ended September 30 in each of the years indicated as a percentage of net sales:

	2012		2011
	$	% of Sales	$	% of Sales
Sales	21,598,196	100%	39,910,559	100%
Cost of Goods Sold	15,693,553	73%	25,020,365	63%
Gross Profit	5,904,643	27%	14,890,194	37%
Operating Expenses	11,542,186	53%	10,455,047	26%
Income (Loss) from Operations	(5,637,543)	(26)%	4,435,147	11%
Other Income (Expenses), Net	(253,209)	(1)%	9,460,668	24%
Income Tax Expense	624,331	3%	1,593,020	4%
Net Income (loss)	(6,515,083)	(30)%	12,302,795	31%

Coal mining production, brokerage and sales at our three mines, in tons, for the periods indicated:

	Tong Gong Coal Mine
	Salable Production (tons)		Brokerage (tons)		Sales (tons)
	2012	2011	2012	2011	2012	2011

Nine months ended September 30	101,480	126,934	110,000	200,000	211,480	326,934

	Xing An Coal Mines (Hong Yuan and Sheng Yu)
	Salable Production (tons)		Brokerage (tons)		Sales (tons)
	2012	2011	2012	2011	2012	2011

Nine months ended September 30	351,376	439,291	-	-	185,495	460,120

Sales. Our revenues are derived from sales of coal. During the nine months ended September 30, 2012, we had sales of $21.60 million compared to $39.91 million for the 2011 period, a decrease of 46%.  In the nine months ended September 30, 2012, our sales volume decreased from both our Xing An and Tong Gong mines compared to the comparable period of 2011. The average selling price per ton for the nine months ended September 30, 2012 was $54.41 as compared to $50.71 for the 2011 period.  Our sales volume was 396,975 tons for the nine months ended September 30, 2012, compared to 787,054 tons for the 2011 period, a decrease of 50%, resulting primarily from the difficulties in logistics in Xing An, such as limited access to railway cargoes resulting in shipment difficulties, and the decrease of coal brokerage in TongGong, due to the recent decrease of local demand. In addition, Xing An had approximately 195,000 tons of coal in stock at September 30, 2012. The Company anticipates that the logistics difficulties for the Xing An mines will ease up and local coal prices will rise in the coming  winter season.

Cost of Goods Sold.  Cost of goods sold (“COGS”) for the nine months ended September 30, 2012 was $15.69 million, a decrease of $9.33 million or 37%, from $25.02 million for the 2011 period. Our total production for the nine months ended September 30, 2012 was 452,856 tons, compared to 566,225 tons for the 2011 period, a decrease of 113,369 tons, resulting from the changing geological conditions of Tong Gong mine’s under-shaft with increased rock zone as a result of mining into the deeper areas of the underground mine, as well as the under-shaft transmission range getting further which limited the lifting capacity. In addition, Xing An ceased production in the second quarter of 2012 due to the mine retrofit project and seasonality of production because of the permafrost nature of the mine.  COGS as a percentage of sales was 73% for the nine months ended September 30, 2012, compared to 63% in the 2011 period. Our average cost per ton was $38.23 in the nine months ended September 30, 2012, compared to $31.79 in the 2011 period.  This increase was primarily attributable to higher infrastructure, safety and environment standard requirements and overall inflation in China resulting in increased labor, certain materials and energy costs used for the mining and processing. In addition, decreased production/sales volume caused relatively higher depreciation and amortization cost per tonnage unit, resulting in higher unit cost on average.

Gross Profit. Gross profit was $5.90 million for the nine months ended September 30, 2012 compared to $14.89 million for the 2011 period, a decrease of $8.99 million. Our gross profit as a percentage of sales was 27% and 37% for the nine months ended September 30, 2012 and 2011, respectively. The decrease in gross profit margin was due to increased percentage of COGS to the sales, as explained in the above section.

Operating Expenses.  Operating expenses totaled $11.54 million for the nine months ended September 30, 2012 compared to $10.46 million for the 2011 period, an increase of $1.09 million or 10%. The increase was attributable to 1) increased supplies and machine accessory costs including the expenditures for materials used to fix machines and mining assets, which increased $1.88 million for the nine months ended September 30, 2012 compared to the same period of 2011; and 2) increased payroll and welfare expenses, and electricity and gas fees as a result of overall price inflation in China which increased approximately $0.53 million in the nine months ended September 30, 2012 compared to the same period of 2011. However, certain other operating expenses have decreased during the nine months ended September 30, 2012, such as transportation construction fee and environmental protection fee, which decreased $1.06 million in the nine months ended September 30, 2012.  The Company anticipates it will seek to offset some of the increased expenses relating to the new government fees and taxes through increased sales prices and increased sales of its production coal.

Other Income (Expenses). Other expenses totaled $253,209 for the nine months ended September 30, 2012 compared to $9.46 million other income for the 2011 period. In the nine months ended September 30, 2012, we had interest expense of $208,820 compared to $176,319 in the 2011 period.  We had non-cash non-operating expense of $165,338 in the 2012 period compared to $9.50 million non-cash non-operating income in the 2011 period, resulting from the change of FV of the derivative warrant we issued to approximately 200 investors and agents through the January 2011 Private Placement.

Net Income (Loss). Our net loss for the nine months ended September 30, 2012 was $6.52 million compared to net income of $12.30 million for the 2011 period, a decrease of $18.82 million. This was mainly attributed to the noncash income of $9.5 million from the changes of the FV of warrants derivative in the 2011 period while it was $0.16 million noncash loss of changes of the FV of warrants derivative during the 2012 period, and decreased sales volume but increased percentage of costs and operating expenses in the 2012 period.  Net income (loss) as a percentage of sales decreased from 31% for the nine months ended September 30, 2011 to (30)% for the 2012 period.

Comparison of the three months ended September 30, 2012 and 2011

The following table sets forth the results of our operations for the three months ended September 30, 2012 and 2011 in each of the years indicated and as a percentage of net sales:

	2012			2011
	$		% of Sales	$		% of Sales
Sales		1,958,496	100%		6,287,276	100%
Cost of Goods Sold		1,544,301	79%		4,152,030	66%
Gross Profit		414,195	21%		2,135,246	34%
Operating Expenses		2,475,917	126%		3,173,251	50%
Income (Loss) from Operations		(2,061,722)	(105)%		(1,038,005)	(16)%
Other Income (Expenses), Net		(155,548)	(8)%		3,020,355	48%
Income Tax Benefit		(93,537)	(5)%		(194,023)	(3)%
Net Income (Loss)		(2,123,733)	(108)%		2,176,373	35%

Coal mining production, brokerage and sales at our three mines, in tons, for the periods indicated:

	Tong Gong Coal Mine
	Salable Production (tons)		Brokerage (tons)		Sales (tons)
	2012	2011	2012	2011	2012	2011

Three months ended September 30	27,469	21,341	5,000	50,000	32,469	71,341

	Xing An Coal Mines (Hong Yuan and Sheng Yu)
	Salable Production (tons)			Brokerage (tons)				Sales (tons)
	2012		2011	2012		2011		2012		2011

Three months ended September 30	-	-	-	-	-	-	-	-	-	42,133

Sales. Our revenues are derived from sales of coal. During the three months ended September 30, 2012, we had sales of $1.96 million compared to $6.29 million for the 2011 period, a decrease of 69%, due to decreased sales of both Tong Gong and Xing An mines as a result of decreased production and brokerage sales, caused by logistical difficulties of Xing An, and stockpiling the coal inventory for selling at a higher price in the future, and the decrease of coal brokerage in TongGong, due to the recent decrease of local demand. Xing An had approximately 195,000 tons of coal in stock at September 30, 2012.  The average selling price per ton for the three months ended September 30, 2012 was $61.07 compared to $54.08 for the 2011 period, an increase of 13%.  Our sales volume was 32,469 tons for the three months ended September 30, 2012, compared to 113,474 tons for the 2011 period.

Cost of Goods Sold.  COGS for the three months ended September 30, 2012 was $1.54 million, a decrease of $2.61 million or 63%, from $4.15 million for the 2011 period, resulting from decreased sales. Our total production for the three months ended September 30, 2012 was 27,469 tons, compared to 21,341 tons produced for the 2011 period, an increase of 6,128 tons.  Xing An mines did not produce during the three months ended September 30, 2012 due to the mine retrofit project and seasonality due to the permafrost nature of the mines.  COGS as a percentage of sales was 79% for the 2012 period, compared to 66% in the 2011 period. Our average cost per ton was $47.24 in the three months ended September 30, 2012, compared to $35.80 in the 2011 period.  This increase was primarily attributable to higher infrastructure, safety and environmental standard requirements and overall inflation in China resulting in increased labor, certain materials and energy costs used for mining and processing, as well as increased cost of brokerage sales. In addition, decreased production/sales volume caused relatively higher depreciation and amortization cost per ton, resulting in higher unit cost on average.

Gross Profit. Gross profit was $0.41 million for the three months ended September 30, 2012 compared to $2.14 million for the 2011 period, a decrease of $1.72 million.  Our gross profit as a percentage of sales was 21% and 34% for the three months ended September 30, 2012 and 2011, respectively.  The decrease in profit margin was due to increased percentage of COGS to the sales, as explained in the above section.

Operating Expenses.  Operating expenses totaled $2.48 million for the three months ended September 30, 2012 compared to $3.17 million for the 2011 period, a decrease of $0.70 million or 22%. The decrease was attributable to decreased environment protection fee which decreased $0.44 million for the three months ended September 2012 compared to the same period of 2011.

Other Income. Other expense totaled $155,548 for the three months ended September 30, 2012 compared to $3.02 million other income for the 2011 period. The decrease in non-operating income was mainly attributed to decreased non-cash non-operating income from $3.01 million in the three months ended September 30, 2011 compared to expense of $0.14  million in the 2012 period, resulting from the changes of the FV of the warrant derivative issued to approximately 200 investors and agents through the January 2011 Private Placement financing.

Net Income (Loss). Our net loss for the three months ended September 30, 2012 was $2.12 million compared to net income of $2.18 million for the 2011 period, a decrease of $4.3 million. This was mainly attributed to decreased non-operating income and decreased sales. Net income (loss) as a percentage of sales decreased from 35% for the 2011 period to (108)% for the 2012 period, resulting from significant decreased non-operating income from change of the FV of the warrant derivative and, decreased sales.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Comparison of the nine months ended September 30, 2012 and 2011

As of September 30, 2012, we had cash and equivalents of $32.57 million. Our working capital was $36.20 million. The ratio of current assets to current liabilities was 7.76:1 at September 30, 2012.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2012 and 2011:

	2012	2011
Cash provided by (used in):
Operating Activities	$(6,519,746)	$(8,572,885)
Investing Activities	$(2,219,313)	$(10,670,814)
Financing Activities	$(3,000,000)	$13,850,500

Net cash used in operating activities was $6.52 million for the nine months ended September 30, 2012 compared to net cash used in operating activities of $8.57 million in the 2011 period.  The decrease in cash outflow resulted primarily from timely collection of accounts receivable despite increased inventory on hand, more cash contributed from accounts payable and accrued liabilities, less non-cash adjustment in change in fair value of warrants, and net loss for the 2012 period; while in the 2011 period, we had a refundable deposit of $5.23 million for an acquisition target and a $2.95 million deposit for coal trading, $1.92 million for accounts payable and $3.34 million for taxes payable.

On January 20, 2011, we signed an advance agreement with an individual owner of a coal mine located in Guizhou China.  Pursuant to the agreement, we advanced a refundable RMB 30 million ($4,575,000, the maximum amount provided under the agreement) to an escrow account to be used for improvements to this mine.  In addition, we intend to undertake the acquisition of the mine from the individual owner if the owner can complete the necessary restructuring of the mine as appropriate for acquisition and the new mining company after the restructuring has received all government required permits for normal production.  If the potential acquisition goes forward, the escrow amount will be treated as partial consideration.  If not, the amount will be reimbursed to us. During 2011, the owner completed the mine improvement construction and organization restructure as appropriate for potential acquisition. The renovated mine has been in official test runs since July 2011 and is currently in the process of applying for all necessary mining and operating permits. The Company expects to undertake the acquisition of the mine soon after all the necessary permits are in place, which are expected to be received during the remainder of 2012.

At September 30, 2012, the Company had a refundable deposit of $2.08 million for coal trading business to certain brokers. The Company plans to export coal and other mineral products from the US to China. In June 2011, the Company made refundable advances through coal brokers as deposits for buying coal and other mineral products in the US. The advances will be applied to the purchase price or refunded if no purchase is made. The Company is currently coordinating with China’s end users for coal trading and expects to make the first delivery in the near future.

Net cash used in investing activities was $2.22 million for the nine months ended September 30, 2012 compared to $10.67 million in the 2011 period. During the nine months ended September 30, 2012, we had $3.00 million cash released from restricted cash as a result of repayment of a cash-collateralized bank loan, but we paid $2.00 million for acquisition of property and equipment, and $3.21 million for construction in progress of Xing An mines. The construction project included building a new mining tunnel while maintaining, altering and improving the mining property to accommodate all-year-round mining production in the future. In the comparable period of 2011, we paid $1.05 million for acquisition of property and equipment, and $6.85 million for construction in progress for Xing An mines’ retrofit projects.

Net cash used in financing activities was $3.00 million in the nine months ended September 30, 2012 compared to $13.85 million net cash received in the 2011 period. The $3.00 million was the repayment of a bank loan during the nine months ended September 30, 2012; while in the comparable period of 2011, we had proceeds from issuance of common stock of $13.65 million and $3.00 million from a bank loan, partially offset by $2.8 million repayment of loan to shareholder.

Based on our current expectations, we believe our cash and equivalents, and cash to be generated from operations will satisfy our working capital needs and other liquidity requirements associated with our existing operations through the remainder of 2012 to 2013. We will continue to seek opportunities to expand our existing mining operations and acquire additional coal mining rights and expect to finance such acquisitions through the issuance of equity securities. Failure to obtain such financing could have a material adverse effect on our plans for expansion.

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

The following tables summarize our contractual obligations as of September 30, 2012, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	5 Years +

Contractual Obligations:
Operating Leases	$61,200	$21,600	$39,600	$-	$-
Mining Rights	965,418	-	-	-	965,418
Total Contractual Obligations:	$1,026,618	$21,600	$39,600	$-	$965,418

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

As of September 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of the end of the period covered by this quarterly report.

Based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, management concluded in the assessment that our internal control over financial reporting was not effective as of December 31, 2011 and June 30, 2012, due to incorrect recording of the warrants issued in 2011 in connection with a private placement (which should have been recorded as a derivative transaction) and the failure in timely reporting of a bank loan transaction in connection with the Company’s program to broker US coal; both of these have material effects on our consolidated financial statements and as a result, the Company previously restated the financial statements included in the first three quarters of 2011.  During the quarter ended June 30, 2012, the Company had to reclassify certain expenditures from operating expenses to capital expenses.  Specifically, the Company’s Hong Yuan mining operations incurred significant expenses during the quarter ended June 30, 2012, which were initially classified as operating expenditures.  Many of these expenses, however, were classified improperly and should have initially been classified as capital expenditures.  The Company has since properly reclassified these expenses as capital expenses, as reflected in our financial statements filed with this quarterly report.

As a result of the misclassification of expenditures discussed above, the management determined that there were weaknesses related to the Company’s policies regarding planning, budgeting, approval and control of its capital expenditures.  To remediate these weaknesses, the Company adopted necessary policies to address these issues, added experienced accounting staff, emphasized to management the importance of appropriate supervision, communication and training and undertook additional education of its accounting staff with respect to these policies and procedures.  Management has also been working more closely with the Company’s subsidiaries to ensure that the Company is committed at all levels to the efforts and measures to remediate the weakness mentioned above.

During the three months ended September 30, 2012, we instituted the changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) described in the paragraph above, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have not sold any equity securities during the period ended September 30, 2012 that were not previously disclosed in our current report  Form 8-K.

ITEM 6.   EXHIBITS

Exhibit No.	Description
31.1	Section 302 Certification by the Corporation’s Chief Executive Officer. *

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer. *

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer. *

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer. *

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

* Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. CHINA MINING GROUP, INC. (Registrant)

Date: November 14, 2012	By:	/s/ Hongwen Li
Hongwen Li
Chief Executive Officer

Date: November 14, 2012	By:	/s/ Xinyu Peng
Xinyu Peng
Chief Financial Officer (principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Section 302 Certification by the Corporation’s Chief Executive Officer. *

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer. *

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer. *

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer. *

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

* Filed herewith.

**Furnished herewith.