Form 10-K
period 2012-12-31
U.S. China Mining Group, Inc.
filed 2013-04-16
CIK 1145761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 000-53843

U.S. CHINA MINING GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	43-1932733
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15310 Amberly Drive, Suite 250
Tampa, Florida	33647
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $7,728,435 computed by reference to $0.80 as of June 30, 2012, which is less than $75 million.

Number of shares of common stock outstanding as of March 26, 2013: 18,852,582

i

CAUTION REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K for the year ended December 31, 2012 (“Annual Report”) contains forward-looking statements. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements usually contain the words “estimate,” “anticipate,” “believe,” “expect,” or similar expressions, and are subject to numerous known and unknown risks and uncertainties. In evaluating such statements, prospective investors should carefully review various risks and uncertainties identified in this Annual Report, including the matters set forth under the captions “Risk Factors” and in the Company’s other filings with the Securities and Exchange Commission (“SEC”). These risks and uncertainties could cause the Company’s actual results to differ materially from those indicated in the forward-looking statements. The Company undertakes no obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

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

History and Development of the Company

The Company was incorporated in the State of Nevada on June 7, 2001, under the name “Heritage Companies, Inc.”, and initially engaged in on-line gift cards and related products business. The Company operated this business through October 2004 when it was discontinued.

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

Hong Yuan was originally organized as an LLC under the laws of the PRC on August 18, 2003, and was issued a Certificate of Approval for Establishment of Enterprises with Foreign Investment (No. 2300002414) on March 24, 2008 by the Heilongjiang provincial government. Hong Yuan’s registered address is Xilinji Town, Mohe County, Daxing’an Mountain District, Heilongjiang Province.

Sheng Yu was originally organized as an LLC under the laws of the PRC on July 28, 2003, and was issued a Certificate of Approval for Establishment of Enterprises with Foreign Investment (No. 2300002415) on March 24, 2008 by the Heilongjiang provincial government. Sheng Yu’s registered address is Cross Area between Zhenxing Road and Zhonghua Road, Xilinji Town, Mohe County, Daxing’an Mountain District, Heilongjiang Province.

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

Current Corporate Structure

Prior to 2011, our organizational structure was as follows (the percentages depict the current equity interests):

* The remaining 10% was placed in trust for the benefit of the Company.

Reorganization of Subsidiaries

In 2011, we reviewed our corporate structure and determined that, in order to assure full compliance with current PRC law and regulation, the non-controlling equity interests in our subsidiaries should in each case be held by the other subsidiaries and not by us or in trust.  Consequently, a 25% equity interest in Tong Gong, which had previously been structured as an assignment to us, has instead been assigned to, and is now held by, the Xing An Companies in 2011 and a 10% equity interest in the Xing An Companies, which was originally placed in a trust for our benefit, will instead be assigned to Tong Gong.  This transfer to Tong Gong received the local Commerce Department’s approval in 2011, although we have not yet received the approval for a change of the business license with the local State Administration Industrial and Commerce (the “SAIC”).  Once the reorganization of our subsidiaries is complete, our structure will be as follows:

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

We currently have in-place resources for the Tong Gong coal mine as follows:

Grant date of the mining rights	In Place Resources to which Mining Rights Relate (in metric tons) (1)	Due date for payment of the mining rights
12/30/2004	4,649,700	Paid
9/30/2007	1,500,000	9/30/2017

Total	6,149,700

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

For mining rights granted prior to September 1, 2006, we are generally required to make full payment within five years unless specific good cause exists for extension. Effective September 1, 2006, under the authority of the Heilongjiang Geology and Mineral Exploration Office, the due date is ten years from the grant date for mining rights granted on or after September 1, 2006. The price is determined on a per ton basis, and is subject to change based on the prevailing market price as determined by the Heilongjiang Department of Land and Resources. As of December 31, 2012, we have paid for 5,383,495 tons out of the 6,149,700 tons to which we have mining rights.

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

At the Company’s request, JTB also prepared a report (dated March 27, 2012), which provided information and estimates as of December 31, 2011. Tong Gong coal mine’s proven and probable product (salable) reserves as reported by JTB presented here comply with SEC Industry Guide 7.  They are based upon and do not reflect reserves as described in the PRC appraisal on which our mining rights are based and which establishes the amount of coal we are entitled to extract pursuant to those rights. The Company applied JTB 2011’s report as the base to estimate the Tong Gong’s proven product reserve as of 2012. At December 31, 2012, the estimated product reserves for Tong Gong under Industry Guide 7 was approximately 0.26 million tons, of which all was proven product reserves.

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

Due to the significant costs of coal transport, the location of a coal mine can significantly affect its profitability and competitiveness. We believe the Xing An mines are well-situated given their existing access to both railway and public roads, as well as the demand for coal in Heilongjiang Province driven by the region’s rapid economic growth, and the substantial costs involved in transporting coal to this region from major coal-producing provinces such as Shanxi Province and the Inner Mongolia Autonomous Region.

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

Our expected mining recovery is about 65-70% of the in-place resources, and our process / screening recoveries is about 95-97% of the run-of-mine output. Thus, we may extract coal based on 19,781,800 tons of in-place resources from Xing An coal mines, provided the coal underlying the mining rights is paid for by a certain period of time. As of December 31, 2012, we paid for all mining rights at the Xing An coal mines based on PRC reserve guidelines.

As with Tong Gong coal mine, we also commissioned JTB to assess both Xing An coal mines in accordance with SEC Industry Guide 7. Based on the JTB report dated April 15, 2008, as of June 30, 2007, Hong Yuan coal mine had proven product (salable) reserves of 2.53 million tons and probable product (salable) reserves of 2.81 million tons, and Sheng Yu had proven product (salable) reserves of 0.81 million tons and probable product (salable) reserves of 2.73 million tons. The Xing An coal mines’ proven and probable product (salable) reserves as reported by JTB presented here comply with SEC Industry Guide 7.  They are based upon and do not reflect reserves as described in the PRC appraisal on which our mining rights are based and which establishes the amount of coal we are entitled to extract pursuant to those rights. The most recent JTB report (dated March 27, 2012) provides updated information and estimates. The Company applies this report to estimate for the year-end of 2012. At December 31, 2012, the estimated product reserves for Hong Yuan and Sheng Yu under Industry Guide 7 were approximately 7.58 million tons.

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

Tong Gong’s annual production volumes from 2005 to 2012, and the weighted average selling price per ton for each year, are as follows:

Year	Annual Production (Tons )	Weighted Average Price Per Ton (RMB)
2005	129,448	RMB 176

2006	176,844*	RMB 174

2007	351,946*	RMB 198

2008	372,229*	RMB 231

2009	350,000*	RMB 332

2010	200,506*	RMB 360

2011	142,314	RMB 378

2012	109,655	RMB 386

* While our production volumes in 2006, 2007, 2008, 2009, 2010 exceeded the amount specified on our coal production permits, such practice is common in Heilongjiang Province, and was accepted by the relevant authorities because the mining rights for the extracted coal and taxes from sales of such coal were paid.

Mining Xing An Coal Mines

The coal extracted in Xing An mines are thermal coal that are sold to industrial customers like power plants and metallurgical mills for thermal usage. Current mining operations at Xing An coal mines take advantage of the region’s weather conditions. For approximately 100 days from October to April, the frigid weather causes permafrost at these mines, enabling coal to be extracted by dynamite mining. Additionally, the permafrost eliminates the need for any shaft support. Thus, mining operations are ongoing during the entire 100-day period, with three shifts of eight hours each per day. To extract coal, controlled explosive charges are placed into holes that are drilled into a coal seam. After the explosives separate coal from the seam, a backhoe loader scoops the coal up from the ground and into a waiting haul truck with 8-ton capacity. Once the truck is loaded, it is driven to the surface where the coal is emptied on to a sorting machine. The sorting machine sorts the coal into three sizes and separates out rock through centrifugal action.

We are in the process of constructing a new building and retrofitting the Xing  An mines. The maintenance and retrofit project included building a new mining tunnel while maintaining, altering and improving the mining property to accommodate all-year-round mining production in the future instead of the limited permafrost period.  The Company expects to complete the retrofit project in 2013.

The annual production volumes from 2005 to 2012, and the weighted average selling price per ton, are as follows:

Year	Annual Production (Tons )	Weighted Average Price Per Ton (RMB)
2005	299,760	RMB 200

2006	694,502	RMB 196

2007	712,690	RMB 228

2008	743,280	RMB 238

2009	569,718	RMB 337

2010	512,350	RMB 299

2011	649,028	RMB 295

2012	373,973	RMB 284

Brokered Coal

In addition to mining coal, we also broker coal from small independent mines operating in the areas surrounding the mines that we operate. Because operators of these small mines often lack the means to transport coal from the mines, they have no market for their coal other than selling it to us at competitive prices. The brokered coal enables our subsidiaries to fulfill their respective sales obligations. Tong Gong brokered approximately 110,000 tons and 260,000 tons of coal respectively in 2012 and 2011 at an approximately 14% mark-down of the costs of the coal that it mines. Xing An stopped brokering coal in 2011, due to tightened capacity of local railway transportation, which resulted in higher logistic and inventory costs for brokering coal during the period.  We do not expect to resume brokering coal for Xing An in 2013.

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

Tong Gong’s Coal

As reported in the JTB report dated March 27, 2012, the coal from Tong Gong coal mine was estimated to have the following characteristics at December 31, 2012:

	Recoverable Reserves (million tons ) (1)	Amount Assigned to Existing Facilities (2)	Type of Coal	Btu per Pound	Sulfur Content (%)	Ash Content (%)	Moisture (%)
Proven (Measured) (3)	0.26	0.26	Steam coal	10,080	0.5	14	6
Probable (Indicated) (3)	--	--	Steam coal	10.080	0.5	14	6
Total	0.26	0.26

(1)
The proven amount was 0.37 million ton as of December 31, 2011 based on the JTB report dated March 27, 2012. The estimate was the deduction of the 2012 production amount, 0.11 million tons, from the 2011 reserve balance.

(2)	Existing infrastructure and equipment allows these reserves to be mined at current production levels.

(3)	A drill hole spacing of 500 meters is used for proven reserves, and a drill hole spacing of 1,000 meters is used for probable reserves.

Xing An’s Coal

Based on the JTB report dated March 27, 2012, the coal from Hong Yuan coal mine was estimated to have the following characteristics at December 31, 2012 :

	Recoverable Reserves (million tons ) (1)	Amount Assigned to Existing Facilities (2)	Type of Coal	Btu per Pound	Sulfur Content (%)	Ash Content (%)	Moisture (%)
Proven (Measured) (3)	1.74	1.74	Steam coal	6,660-9,000	0.5-0.7	19-35	10
Probable (Indicated) (3)	2.46	2.46	Steam coal	6,660-9,000	0.5-0.7	19-35	10
Total	4.20	4.20

(1)
The proven amount for Hong Yuan was 2.11 million tons as of December 31, 2011, based on the JTB report dated March 27, 2012. The estimate deducted the production amount of 0.37 million tons in Hong Yuan for 2012 from the 2011’s year-end reserve balance.

(2)	Existing infrastructure and equipment allow these reserves to be mined at current production levels.

(3)	A drill hole spacing of 500 meters is used for proven reserves, and a drill hole spacing of 1,000 meters is used for probable reserves.

Based on the JTB report dated March 27, 2012, the coal from Sheng Yu coal mine was estimated to have the following characteristics at December 31 2012:

	Recoverable Reserves (million tons ) (1)	Amount Assigned to Existing Facilities (2)	Type of Coal	Btu per Pound	Sulfur Content (%)	Ash Content (%)	Moisture (%)
Proven (Measured) (3)	0.68	0.68	Steam coal	6,660-9,000	0.5-0.7	19-35	10
Probable (Indicated) (3)	2.70	2.70	Steam coal	6,660-9,000	0.5-0.7	19-35	10
Total	3.38	3.38

(1)	There was no change in proven reserves for Sheng Yu.

(2)	Existing infrastructure and equipment allow these reserves to be mined at current production levels.

(3)	A drill hole spacing of 500 meters is used for proven reserves, and a drill hole spacing of 1,000 meters is used for probable reserves.

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

For the year ended December 31, 2012, two customers collectively accounted for approximately 99% of our consolidated revenue:

•	Heilongjiang QiQiHaEr Huadian Power Plants Co., Ltd., accounted for 86% of our total sales in 2012;

•	Heilongjiang Nengjiang Hongyu Logistics Company, accounted for 14% of our total sales in 2012;

Heilongjiang QiQiHaEr Huadian Power Plants Co., Ltd., is a group company having multiple power plants as end-users of our coal.  Heilongjiang Nengjiang Hongyu Logistics Company is a trading and logistic company who further sells the coal to industrial plants, like cement plants and metallurgical mills, and wholesalers and individual users.

We sell our coal on a per ton basis directly to our customers. Coal is generally sold to major customers by purchase order signed prior to the beginning of each mining season. These purchase orders generally specify the quantities and timing of purchases planned over a time period generally no longer than one year. The balance of the sales comes from purchase orders issued by the same customers that have additional requirements for coal during the year, or from smaller customers. Net coal sales represent the invoiced value of coal sold and are net of sales taxes, transportation costs and various miscellaneous fees relating to sales if the invoiced value includes transportation costs to the customers. While the price of coal did not change significantly between 2005 and 2006, there was a significant increase in 2007 through 2011 driven by market demands. Under such conditions, most customers in 2011 paid in advance of delivery, and we require the remaining customers to pay against delivery of coal. As a result, we carried no balance in accounts receivable at December 31, 2012. Our sales personnel conduct routine customer visits and customer satisfaction surveys. We have established long-term business relationships with our major customers, and our management believes that these relationships are stable.  Once our coal is extracted, it is typically picked up by, or loaded for delivery to, customers so we do not currently maintain a high level of inventory of extracted coal. Coal extracted from Tong Gong coal mine is trucked approximately 500 meters to the nearest rail siding and sold f.o.b. railcar. Coal extracted from Xing An coal mines is trucked approximately 60 kilometers to a stockyard adjacent to the nearest rail siding and sold f.o.b. railcar.

Product Pricing

Coal prices are generally determined by market price or are based on contractual terms. However, the price for certain thermal coal used for power generation is determined among coal suppliers and power plant buyers in accordance with the pricing guidance published by the PRC Government.

We set pricing by taking into account: (i) prices in the relevant local coal markets (inclusive of transportation costs); (ii) grade and quality of the coal; and (iii) relationships with customers. Most of the transportation costs are borne by the customers. The average price for raw coal from Tong Gong in 2012 was RMB 385 per ton, which is RMB7 higher than the average price of RMB 378 in 2011. The average price for raw coal from Xing An in 2012 was RMB 284 per ton  which was RMB 11 less than the average price of RMB 295 per ton in 2011. In 2012, Xing An sold coal only to one power plant customer. Such high customer centralization limited our bargaining power in pricing when we signed a yearly contract in the beginning of the year.

Product Delivery

All of our major customers are located in Northeastern China, primarily in the provinces of Heilongjiang and Jilin. Coal is transported to these customers principally by railways. We delivered about 1,460,152 tons of our raw coal to our customers by railways in 2010, about 1,068,904 tons in 2011 and about 608,077 tons in 2012.

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

Research and Development

We had no research and development expenses in 2012 or in 2011. We currently have no plans for any research and development activities and do not anticipate any material research and development costs.

Intellectual Properties and Licenses

We have no material patents, licenses or other intellectual property.

Competition

In the area where we operate Tong Gong coal mine, there are two other coal mines which directly compete with us:  No. 151 coal mine and Fu Hong coal mine. No. 151 coal mine has an annual production capacity of 400,000 tons and Fu Hong coal mine has an annual production capacity of 200,000 tons. In the area where we operate Xing An coal mines, competition is comprised of small mining operations that often lack transportation capabilities to deliver their coal to the nearest train depot.  In prior years, because demand for coal outpaced supply, we did not face any meaningful competition for the sale of our coal from our mines In 2012, however, China’s coal industry landscape changed so that supply outpaced demand and local market imported more coal from neighboring Inner Mongolia’s areas at lower prices. In addition, the government is no longer supporting or controlling prices and is allowing pricing to float, which, given the current excess supply, puts downward pressure on prices.  As a result, the Company expects to face more competition in 2013 than it has in the past.

Growth Strategy

We intend to grow our business by acquisition and by increased production in our existing mines.  Our goal over the next several years is to reach a level of mining and selling substantially more tonnage at higher prices.  In December 2009, we began a program to upgrade one of the Xing An mines to increase efficiency, safety and boost production at the site. This mine will be transitioning from room-and-pillar mining to long-wall mining process, which will enable year round production. We expect to complete this transition in 2013. In November 2010, we started to launch a coal sorting business that consists of sourcing raw coal and gangue from our mines and the other producers in neighboring areas and then cleaning and sorting the raw coal and gangue on site to yield a better market price. We also will achieve our growth by acquiring properties holding reserves of coal with high heat content.  We seek to identify targets in which the heat content of the coal is higher than the heat content of coal from our present mines and we can therefore sell this coal at higher prices per ton than we presently obtain, although we will also consider acquisitions of thermal coal mines (with relatively lower heat content) in circumstances in which the price is appropriate to the available return on investment.

We anticipate that some of these acquisitions will be of existing mines and some will be of undeveloped properties.  In all cases, there will be properties with established reserves. We will finance these acquisitions, as well as the improvements necessary to existing mines and the development of mines on undeveloped properties, by using internally generated cash, as well as cash raised by issuing equity securities.  We do not anticipate using debt financing.

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

On January 20, 2011, the Company signed an advance agreement with an individual owner of a coal mine located in Guizhou China. Pursuant to the agreement, the Company has advanced a refundable RMB 30 million (approximately $4,525,000, the maximum amount provided under the agreement) to an escrow account to be used for improvements to this mine. In addition, the Company intends to undertake the acquisition of the mine from the individual owner if the owner can complete the necessary restructuring of the mine as appropriate for acquisition and the new mining company after the restructuring has received all government required permits for normal production. If the potential acquisition goes forward, the escrow amount will be treated as partial consideration. If not, the amount will be reimbursed to the Company. During 2011, the owner completed the mine improvement construction and organization restructuring as appropriate for potential acquisition. The renovated mine has been in official test runs since July 2011 and is currently in the process of applying for all necessary mining and operating permits. The Company expects to undertake the acquisition of the mine once all the necessary permits are in place. The local mining authority delayed the approval of new permits to new or renovated mines during 2012 as a matter of policy and as a result of unexpected accidents that occurred in the neighboring counties. The Company expects to see progress in this acquisition in 2013 when the local government moves forward in its consolidating plan (where it plans to significantly reduce the number of operating mines by shutting down or discontinuing small mines with poor conditions and/or, safety and environment problems) and resumes the mining permit procedure.

In 2011, the Company started to execute its plan to export coal and other mineral products from the USA to China.  The Company made a total of $2.9 million refundable advances as of December 31, 2011 through coal brokers as deposits for buying coal and other mineral products in the U.S., which amount was reduced to $2.1 million as of December 31, 2012 as a result of refunds by the brokers.  The advance will be applied to the purchase price or refunded if no purchase is made. During 2012, the Company did not have any export transactions. The Company reassessed the market situation and requested that the brokers refund the deposits. As of the date of this report, the broker had refunded an additional $90,100 since December 31, 2012.

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

Fees and Taxes

There are various taxes and fees that are imposed upon coal producers in Heilongjiang Province, as well as statutory reserves which coal producers are required to set aside. Such taxes, fees and statutory reserves as applicable to Tong Gong at December 31, 2012 are as follows:

Item	Base	Rate
Corporate income tax	Taxable income	25.0%
VAT	Revenue from domestic sales	17.0%
City construction tax	Sales Volume	RMB 0.52 per ton
Education surcharge	Sales Volume	RMB 2.59 per ton
Anti-flood fee	Proceeds from the sale of coal	0.1%
Resource tax	Sales Volume	RMB 2.3 per ton
Compensation for the depletion of coal resources	Volume of raw coal produced	RMB 4.0 per ton
Transportation Infrastructure Construction fees	Sales volume	RMB 10 per ton
Security special purpose fee	Sales volume	RMB 10 per ton
Coal price adjusting fund	Sales volume	RMB 10 per ton
Mine maintenance fund	Volume of raw coal produced	RMB 8.7 per ton

Taxes, fees and statutory reserves as applicable to Xing An at December 31, 2012 are as follows:

Item	Base	Rate
Corporate income tax	Taxable income	25.0%
VAT	Revenue from domestic sales	17.0%
City construction tax	Amount of VAT and business tax	5.0%
Education surcharge	Amount of VAT and business tax	3.0%
Anti-flood fee	Proceeds from the sale of coal	0.1%
Resource tax	Aggregate volume of raw coal or coal products sold	RMB 2.3 per ton
Compensation for the depletion of coal resources	Proceeds from the sale of coal	1%
Mine maintenance fund	Volume of raw coal produced	RMB 8.7 per ton
Safety fund	Volume of raw coal produced	RMB 15 per ton
Transportation Infrastructure Construction fees	Sales volume	RMB 10 per ton
Environment fund, voluntary fund (Asset retirement obligation)	Volume of raw coal produced	RMB 1.0 per ton

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

(iv)          The Guiding Opinions on Persons in Charge of Coal Mines and Production and Operation Management Personnel Going into Mines as Foremen requires the various types of coal mines to arrange for their persons in charge and production and operation management personnel to go into the mines to act as foremen and to ensure that each shift has at least one such person on site directing the operations. Coal mining enterprises are required to establish such procedures, clarify foremen’s duties and responsibilities and strictly implement internal management and performance appraisal standards.

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

Employees

As of December 31, 2012, we had approximately 91 full-time employees, including management, as follows: 16 with our operations at Tong Gong and 69 with our operations at Xing An.  We had 5 full-time employees located at our administrative offices in Harbin, PRC and our CFO works in our Florida office. None of these employees are represented by any collective bargaining agreements. We have not experienced a work stoppage. Management believes that our relations with our employees are good.

In addition, during each mining season, we have up to 265 miners working at Tong Gong coal mine and up to 800 miners working at Xing An coal mines, none of whom are employees.  Our subsidiaries contract with various general contractors who provide the miners and who are fully responsible for the miners’ wages, including all state-mandated insurance.

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

As all of our revenue is derived from sales of coal in the PRC, our business and operating results are substantially dependent on the domestic Chinese demand for coal. The Chinese coal market is cyclical and exhibits fluctuation in supply and demand from year to year. It is subject to numerous factors beyond our control, including, but not limited to, the economic conditions in the PRC and fluctuations in industries with high demand for coal, such as the power and steel industries. Fluctuations in supply and demand for coal affect coal prices, which in turn affects our operating and financial performance. We have experienced substantial price fluctuations in the past and believe such fluctuations will continue. The average selling price of coal products per ton from Tong Gong Coal Mine was RMB 170 per ton in 2005, RMB 174 per ton in 2006, RMB 192 per ton in 2007, RMB 231 per ton in 2008, RMB 332 per ton in 2009, RMB 360 per ton in 2010, RMB 378 per ton in 2011 and RMB 385 per ton in 2012. The average selling price of coal products per ton from Hong Yuan and Sheng Yu coal mines was RMB 200 per ton in 2005, RMB 200 per ton in 2006, RMB 225 per ton in 2007, RMB 238 per ton in 2008, RMB 337 per ton in 2009, RMB 299 per ton in 2010, RMB 295 per ton in 2011 and RMB 284 per ton in 2012. The demand for coal is primarily affected by the overall economic development and the demand for coal from the electricity generation, steel and construction industries. The supply of coal, on the other hand, is primarily affected by the geographical location of the coal supplies, the volume of coal produced by the domestic and international coal suppliers, and the quality and price of competing sources of coal. Alternative fuels, such as natural gas, oil and nuclear power, and alternative energy sources, such as hydroelectric power also have influences on the market demand for coal. Excess supply of coal or significant reduction in the demand for our coal by domestic electricity generation or steel industries may have an adverse effect on coal prices, which would in turn cause a decline in our profitability. In addition, any significant decline in domestic coal prices could materially and adversely affect our business and results of operations.

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

Transportation costs represent a significant portion of the total cost of coal and, as a result, the cost of transportation is a critical factor in a customer’s purchasing decision.  Increases in transportation costs could make coal a less competitive source of energy or could make some of our operations less competitive than other sources of coal.  In 2011 and 2012 our customers have experienced occasional difficulties in arranging for rail transportation of our coal.  As a result, we have had to stockpile inventory until transportation could be arranged and our sales have been adversely affected during these periods.  Although we are not presently experiencing these difficulties, if these transportation difficulties were to resume or worsen, our business could be materially impacted.

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

All of our 2012 net sales were derived from sales of coal transported by the Chinese national railway system. As the railway system has limited transportation capacity and cannot fully satisfy coal transportation requirements, discrepancies between capacity and demand for transportation exist in certain areas of the PRC. We generally utilize the national rail system to transport coal to our customers. No assurance can be given that we will continue to be allocated adequate railway transport capacity or acquire adequate rail cars, or that we will not experience any material delay in transporting our coal as a result of insufficient railway transport capacity or rail cars.

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

We manage our business with a number of key personnel, the loss of whom could have a material adverse effect on us.  In addition, as our business develops and expands, we believe that our future success will depend greatly on our continued ability to attract and retain highly skilled and qualified personnel.  We cannot assure you that key personnel will continue to be employed by us or that we will be able to attract and retain qualified personnel in the future.  We do not have “key person” life insurance to cover our executive officers.  Failure to retain or attract key personnel could have a material adverse effect on us.

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

If the PRC regulatory authorities take the view that the equity or share consideration paid to the Xing An Shareholders should have been reported to MOFCOM and the PRC regulatory authorities do not accept the position that we were not obligated to report the equity or share consideration paid to the Xing An Shareholders because the PRC regulations do not recognize such equity or share consideration paid by an OTCBB company as valid consideration, then, we may be fined. We do not believe, however, that such fines will materially adversely affect our business and financial performance.

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

PROPERTIES

Our Offices

Our principal executive office in the U.S. is in Tampa, Florida, which headquarters our Chief Financial Officer. In 2012, our lease for our former headquarters in City of Industry, California expired and we moved some of our personnel to PRC and our Chief Financial Officer continued to work out of Tampa, Florida, where we lease shared office space for $250 per month.

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

As of December 31, 2012, we are not aware of any material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

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

Common Stock

Quarter Ended	High Bid	Low Bid
December 31, 2012	$0.99	$0.26
September 30, 2012	$1.23	$0.26
June 30, 2012	$1.00	$0.70
March 31, 2012	$1.20	$0.13

December 31, 2011	$1.80	$0.80
September 30, 2011	$3.45	$1.20
June 30, 2011	$4.50	$2.50
March 31, 2011	$6.75	$3.00

As of March 26, 2013, we had approximately 18,852,582 shares of common stock issued and outstanding and 400,000 shares of preferred stock issued and outstanding.

Holders

As of March 26, 2013, we had approximately 1,025 record holders of our common stock (not including beneficial owners who hold shares at broker/dealers in “street name”) and one record holder of our preferred stock.

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

Note Regarding Forward-Looking Statements

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended December 31, 2012 and 2011 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors”, “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and elsewhere in this 10K. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this Form 10-K. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

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

Beginning in 2011, after China’s decade-long efforts to increase coal production and supply on the national level, supply of coal in China began outpacing demand.  Additionally, the government is no longer supporting or controlling prices and is allowing pricing to float, which, given the current excess supply, puts downward pressure on prices.  These pricing pressures together with transportation difficulties in 2012 and lower sales, including lower brokerage sales, resulted in an increase of inventory on hand for most of the year.

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

As of December 31, 2012, the Company performed impairment testing of the Tong Gong reporting unit’s goodwill in accordance with ASU 2011-08 to determine if the carrying value of the goodwill exceeded its FV and if an impairment loss would need to be recognized.  The Company completed the step one analysis using DCF, which involved comparing the FV of the reporting unit with the unit’s book value. The DCF method uses revenue and expense projections and risk-adjusted discount rates. The process of determining FV is subjective and requires management to exercise judgment in determining future growth rates, discount and tax rates and other factors. The current economic environment has impacted the Company’s ability to forecast future demand and has in turn resulted in the use of higher discount rates, reflecting the risk and uncertainty in current markets. The results of the step one analysis indicated potential impairment with deteriorating macro environment, which resulted in a decline in expected future demand and decline in overall selling price of the coal. The Company therefore performed the second step of the goodwill impairment assessment to quantify the amount of impairment. This process involved calculating the implied FV of goodwill, determined in a manner similar to a purchase price allocation, and comparing the residual amount to the carrying amount of goodwill. This analysis incorporated the significant end market deterioration and economic uncertainties impacting expected future demand, including the overstock of the coal in China, which might results in a decrease in coal selling price. Based on this analysis, the Company concluded that the goodwill balance of $26.18 million was fully impaired as of December 31, 2012 resulting in a write-down of the entire amount of the goodwill.. The goodwill impairment charge is non-cash in nature, and is not deductible for income tax purposes; therefore, the Company has not recorded a corresponding tax benefit in 2012.

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

Recent Accounting Pronouncements

On July 27, 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment.  The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired.  If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required.  However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP.  The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted. The adoption of this pronouncement did not have a material impact on our financial statements.

RESULTS OF OPERATIONS

Comparison of the years ended December 31, 2012 and 2011

The following table sets forth the results of our operations for the years ended December 31 in each of the years indicated as a percentage of net sales:

	2012		2011
	$	% of Sales	$	% of Sales
Sales	30,906,513	100%	53,982,243	100%
Cost of Goods Sold	23,278,540	75%	35,094,794	65%
Gross Profit	7,627,973	25%	18,887,449	35%
Operating Expenses	39,349,035	127%	12,838,046	24%
Income (Loss) from Operations	(31,721,062)	(102)%	6,049,403	11%
Other Income, Net	986,537	3%	11,229,347	21%
Income Tax Expense	503,056	2%	2,034,448	4%
Net Income (loss)	(31,237,581)	(101)%	15,244,302	28%

Coal mining production, brokerage and sales at our three mines, in tons, for the periods indicated:

	Tong Gong Coal Mine
	Salable Production		Brokerage		Sales
	2012	2011	2012	2011	2012	2011

Years ended December 31	109,655	142,314	110,000	260,000	219,655	402,314

	Xing An Coal Mines (Hong Yuan and Sheng Yu)
	Salable Production		Brokerage		Sales
	2012	2011	2012	2011	2012	2011

Years ended December 31	373,973	649,028	-	-	388,422	666,590

Sales. Our revenues are from sales of coal. During the year ended December 31, 2012, we had sales of $30.91 million compared to $53.98 million for 2011, a decrease of 43%.  In the year ended December 31, 2012, our sales volume decreased from both our Xing An and Tong Gong mines compared to 2011. The average selling price per ton for the year ended December 31, 2012 was $50.83 as compared to $50.50 for 2011.  Our sales volume was 608,077 tons for the year ended December 31, 2012, compared to 1,068,904 tons for 2011, a decrease of 43%, resulting primarily from the difficulties in logistics in Xing An, such as limited access to railway cargoes in the first three quarters of 2012 resulting in shipment difficulties, and the decrease of coal brokerage in TongGong, due to the recent decrease of local demand.  The decrease in local demand was attributable to the government’s policies of limiting coal consumption in favor of alternative fuel sources in residential and even industrial usages, due to worsening air pollution, and the offsetting impacts from customers’ use of more coal imported from neighboring areas in Inner Mongolia at cheaper prices during 2012.

Cost of Goods Sold.  Cost of goods sold (“COGS”) for the year ended December 31, 2012 was $23.28 million, a decrease of $11.81 million or 34%, from $35.09 million for 2011. Our total production for the year ended December 31, 2012 was 483,628 tons, compared to 791,342 tons for 2011, a decrease of 307,714 tons, resulting from the changing geological conditions of Tong Gong mine’s under-shaft with increased rock zone as a result of our having to mine into the deeper areas of the underground mine, which limits the lifting capacity and results in higher extraction costs. In addition, Xing An ceased production in the second quarter of 2012 due to the mine retrofit project and seasonality of production because of the permafrost nature of the mine while we had production in April 2011 as the permafrost conditions continued into April in 2011, but not in 2012.  COGS as a percentage of sales was 75% for the year ended December 31, 2012, compared to 65% in 2011. Our average cost per ton was $39.21 in the year ended December 31, 2012, compared to $32.83 in 2011.  This increase was primarily attributable to higher infrastructure, safety and environment standard requirements and overall inflation in China resulting in increased labor, certain materials and energy costs used for the mining and processing. In addition, decreased production/sales volume caused relatively higher depreciation and amortization cost per tonnage unit, resulting in higher unit cost on average.

Gross Profit. Gross profit was $7.63 million for the year ended December 31, 2012 compared to $18.89 million for 2011, a decrease of $11.26 million. Our gross profit as a percentage of sales was 25% and 35% for the years ended December 31, 2012 and 2011, respectively. The decrease in gross profit was due to decreased sales and increased percentage of COGS to the sales, as explained in the above section.

Operating Expenses.  Operating expenses totaled $39.35 million for the year ended December 31, 2012 compared to $12.84 million for 2011, an increase of $26.51 million or 207%. The increase was attributable to (1) increased supplies and machine accessory costs including the expenditures for materials used to fix machines and mining assets, which increased $1.78 million for the years ended December 31, 2012 compared to 2011, as a result of Xing An’s increased easily consumed items and repair and maintenance expenses; (2) increased payroll and welfare expenses, and electricity and gas fees as a result of overall price inflation in China which increased approximately $0.34 million in the years ended December 31, 2012 compared to 2011; and (3) non-cash expense of goodwill impairment of $26.18 million in 2012. However, certain other operating expenses have decreased during the year ended December 31, 2012, such as the transportation construction fee and resource compensation expense, which decreased $1.21 million in the year ended December 31, 2012.

Goodwill is the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. As of December 31, 2012, we performed impairment testing of the Tong Gong reporting unit’s goodwill in accordance with ASU 2011-08 to determine if the carrying value of the goodwill exceeded its FV and if an impairment loss would need to be recognized.  We completed the step one analysis using DCF, which involved comparing the FV of the reporting unit with the unit’s book value. The DCF method uses revenue and expense projections and risk-adjusted discount rates. The process of determining FV is subjective and requires management to exercise judgment in determining future growth rates, discount and tax rates and other factors. The current economic environment has impacted the Company’s ability to forecast future demand and has in turn resulted in the use of higher discount rates, reflecting the risk and uncertainty in current markets. The results of the step one analysis indicated potential impairment with deteriorating macro environment, which resulted in a decline in expected future demand and decline in overall selling price of the coal. We therefore performed the second step of the goodwill impairment assessment to quantify the amount of impairment. This process involved calculating the implied FV of goodwill, determined in a manner similar to a purchase price allocation, and comparing the residual amount to the carrying amount of goodwill. This analysis incorporated the significant end market deterioration and economic uncertainties impacting expected future demand, including the overstock of the coal in China, which might result in a decrease in coal selling price. Based on this analysis, the Company concluded that the goodwill balance of $26.18 million was fully impaired as of December 31, 2012.

Other Income. Other income (expense) totaled $986,537 for the year ended December 31, 2012 compared to $11.23 million other income for 2011. In the year ended December 31, 2012, we had interest expense of $268,471 compared to $228,373 in 2011.  We had non-cash non-operating income of $1.10 million in 2012 compared to $11.31 million non-cash non-operating income in 2011, resulting from the change of fair value of the derivative warrants we issued to approximately 200 investors and agents through the January 2011 Private Placement.

Net Income (Loss). Our net loss for the year ended December 31, 2012 was $31.24 million compared to net income of $15.24 million for 2011, a decrease of $46.48 million. This was mainly attributed to (a) noncash income of $11.31 million from the changes of the FV of derivative warrants in 2011 compared to $1.10 million of noncash income of changes from the FV of warrants derivative during 2012, (b) decreased sales volume but increased percentage of costs and operating expenses in 2012 and (c)$26.18 million goodwill impairment loss in 2012. Net income (loss) as a percentage of sales decreased from 28% for the year ended December 31, 2011 to (101)% for 2012.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Comparison of the years ended December 31, 2012 and 2011

As of December 31, 2012, we had cash and equivalents of $40.29 million. Our working capital was $36.14 million. The ratio of current assets to current liabilities was 5.74:1 at December 31, 2012.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2012 and 2011:

	2012	2011
Cash provided by (used in):
Operating Activities	$878,639	$(7,049,968)
Investing Activities	$(2,223,033)	$(10,715,956)
Financing Activities	$(3,000,000)	$13,734,890

Net cash provided in operating activities was $0.88 million for the year ended December 31, 2012 compared to net cash used in operating activities of $7.05 million in 2011.  Despite our loss in 2012, the increase in cash inflow resulted primarily from timely collection of accounts receivable and other receivables, decreased inventory in stock, and a refund of $0.85 million from our coal trading and export program, as well as increased accounts payable, tax payable and accrued liabilities outstanding which resulted in less cash outflow, while in 2011, we made a deposit of $4.57 million to a potential acquisition target and $2.94 million for advances to certain brokers in the U.S. in connection with the Company’s initiation of its coal brokering and export, and payments to clear outstanding accounts payable, accrued liabilities and taxes payable.

On January 20, 2011, we signed an advance agreement with an individual owner of a coal mine located in Guizhou China.  Pursuant to the agreement, we advanced a refundable RMB 30 million ($4,773,000, the maximum amount provided under the agreement) to an escrow account to be used for improvements to this mine.  In addition, we intend to undertake the acquisition of the mine from the individual owner if the owner can complete the necessary restructuring of the mine as appropriate for the acquisition and the new mining company after the restructuring has received all government required permits for normal production.  If the potential acquisition goes forward, the escrow amount will be treated as partial consideration.  If not, the amount will be reimbursed to us. During 2011, the owner completed the mine improvement construction and organization restructure as appropriate for potential acquisition. The renovated mine has been in official test runs since July 2011 and is currently in the process of applying for all necessary mining and operating permits The Company expects to undertake the acquisition of the mine once all the necessary permits are in place. The local mining authority delayed the approval of new permits to new or renovated mines during 2012 as a matter of policy and as a result of unexpected accidents that occurred in the neighboring counties. The Company expects to see progress in this acquisition in 2013 when the local government moves forward in its consolidating plan (where it plans to significantly reduce the number of operating mines by shutting down or discontinuing small mines with poor conditions and/or, safety and environment problems) and resumes the mining permit procedure.

At December 31, 2012, the Company had a refundable deposit of $2.08 million for coal trading business to certain brokers. The Company plans to export coal and other mineral products from the US to China. In June 2011, the Company made refundable advances through coal brokers as deposits for buying coal and other mineral products in the US. The advances will be applied to the purchase price or refunded if no purchase is made. During 2012, the Company did not have any export transactions. The Company reassessed the market and requested that the brokers refund the deposits. As of  the date of this report, the broker had refunded $90,100 since December 31, 2012.

Net cash used in investing activities was $2.22 million for the year ended December 31, 2012 compared to $10.72 million in 2011. During the year ended December 31, 2012, we had $3.00 million cash released from restricted cash as a result of repayment of a cash-collateralized bank loan, but we paid $2.00 million for acquisition of property and equipment, and $3.22 million for construction in progress at the Xing An mines. The construction project included constructing a new building and a mining tunnel while maintaining, altering and improving the mining property to accommodate all-year-round mining production in the future. In 2011, we paid $1.05 million for acquisition of property and equipment, and $6.89 million for construction in progress for Xing An mines’ retrofit projects. The Company expects to complete the retrofit project in 2013.

Net cash used in financing activities was $3.0 million in the year ended December 31, 2012 compared to $13.73 million net cash received in 2011. The $3.0 million was the repayment of a bank loan during the year ended December 31, 2012; while in 2011, we had proceeds from issuance of common stock of $13.65 million and $3.0 million from a bank loan, partially offset by a $2.8 million repayment of loan to a shareholder.

Based on our current expectations, we believe our cash and equivalents, and cash to be generated from operations will satisfy our working capital needs and other liquidity requirements associated with our existing operations in 2013. We will continue to seek opportunities to expand our existing mining operations and acquire additional coal mining rights and expect to finance such acquisitions through the issuance of equity securities. Failure to obtain such financing could have a material adverse effect on our plans for expansion.

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

The following tables summarize our contractual obligations as of December 31, 2012, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	5 Years +

Contractual Obligations:
Operating Leases	$55,800	$21,600	$34,200	$-	$-
Mining Rights	965,418	-	-	-	965,418
Total Contractual Obligations:	$1,021,218	$21,600	$34,200	$-	$965,418

Off-Balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts, other than the warrants for investors and agents we disclosed in Note 17, which are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

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

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance with respect to consolidated financial statement preparation and presentation and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate

As required by Section 404 of the Sarbanes-Oxley Act of 2002 and related rules as promulgated by the SEC, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012, using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on that assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2012.  In 2011, we incorrectly recorded the warrants issued in 2011 in connection with a private placement (which should have been recorded as a derivative transaction) and did not timely report a bank loan transaction in connection with the Company’s program to broker US coal; both of these had material effects on our consolidated financial statements and as a result, the Company previously restated the financial statements included in the first three quarters of 2011.  During the quarter ended June 30, 2012, the Company had to reclassify certain expenditures from operating expenses to capital expenses.  Specifically, the Company’s Hong Yuan mining operations incurred significant expenses during the quarter ended June 30, 2012, which were initially classified as operating expenditures.  Many of these expenses, however, were classified improperly and should have initially been classified as capital expenditures.  The Company has since properly reclassified these expenses as capital expenses, as reflected in our financial statements filed with this quarterly report.

Although the issues described above occurred in 2011 and in the second quarter of 2012, we are still in the process of implementing certain corrective measures and ensuring that we and our subsidiaries continue to address these weaknesses. As a result of the misclassification of expenditures discussed above, the management determined that there were weaknesses related to the Company’s policies regarding planning, budgeting, approval and control of its capital expenditures.  To remediate these weaknesses, the Company adopted necessary policies to address these issues, added experienced accounting staff, emphasized to management the importance of appropriate supervision, communication and training and undertook additional education of its accounting staff with respect to these policies and procedures.  Management has also been working more closely with the Company’s subsidiaries to ensure that the Company is committed at all levels to the efforts and measures to remediate the weakness mentioned above.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table includes the names, positions held, and dates of appointment of our current executive officers and directors.  Each director shall hold office until the next annual meeting of stockholders and until his successor shall have been duly elected and qualified and each officer shall hold office until his successor shall have been duly elected and shall have qualified or until his death or until he shall resign or shall have been removed in the manner hereinafter provided.

Name	Age	Position	Date of Appointment
Guoqing Yue	54	Chairman of the Board of Directors	August 15, 2008

Hongwen Li	55	President, Chief Executive Officer and Director	December 15, 2003, August 15, 2008

Xinyu Peng	44	Chief Financial Officer, Secretary	March 11, 2011

Elan Yaish	43	Director	February 27, 2009

Yanlin Qu	48	Director	February 27, 2009

Shengchun Liu	71	Director	February 27, 2009

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

Hongwen Li, President, Chief Executive Officer and Director

Mr. Hongwen Li had served as chairman of our board of directors since the share exchange transaction with Yong Heng was completed in December 2003 until his replacement from that position by Mr. Yue in August 2008. Mr. Li founded Fellow Workers Group in June, 1993, a holding company in the PRC with subsidiaries in different industries such as HuaFeng Trading Co. in the field of Chinese-Russian trading, SongZai Metal in the field of heavy industry, SenDa Hotel in the field of real estate, and HeiHe JinChang Coal Mine. Within several years, Mr. Li’s company grew from a small corporation with several employees to a holding company with more than 300 employees. Mr. Li’s experience as an entrepreneur, his leadership skills and his extensive experiences in various industries, as well as his business and operational expertise, qualifies him to serve on our Board and led the Board to conclude that he should be nominated to serve another term as a director.

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

Elan Yaish, Director and Chairman of Audit Committee

Mr. Yaish is the President of ERS Associates, Ltd., and has been providing business and financial advisory services to publicly traded and privately held companies since January 2006. From December 2012 Mr. Yaish has been serving as the CFO of RiT Technologies Ltd. From 2010 to 2012 he served as CFO of Goji Limited. From 2002 to 2005, Mr. Yaish was the Chief Financial Officer, Vice President of Finance and Assistant Secretary of Manchester Technologies, Inc. From 2000 to 2002, Mr. Yaish was the Assistant Vice President of Finance at Comverse Technology, Inc. From 1996 to 2000, Mr. Yaish was the Vice President of Finance and Controller of Trans-Resources, Inc. Mr. Yaish was a senior accountant at Deloitte & Touche LLP from 1992 to 1996. Mr. Yaish currently serves as a director for New Energy Systems Group. Mr. Yaish graduated from The Yeshiva University, Sy Syms School of Business, with a B.S. in accounting in 1992. Mr. Yaish is a licensed CPA in   New York and a member of the AICPA and NYSSCPA. Mr. Yaish’s management skills and extensive financial working experience, as well as his financial and accounting expertise, qualifies him to serve on our Board and led the Board to conclude that he should be nominated to serve as a director and Chairman of the Audit Committee.

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

Code of Ethics

On February 24, 2009, we adopted a code of ethics that applies to our officers, directors and employees, including our chief executive officer, senior executive officers, principal accounting officer, and other senior financial officers. A copy of our code of ethics will be provided to any person without charge, upon written request sent to us at our offices located at 15310 Amberly Drive, Suite 250, Tampa, Florida 33647.

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

Summary of Compensation

The following summary compensation table indicates the cash and non-cash compensation earned for years ended December 31, 2012 and 2011 by our Chief Executive Officer and our other highest paid executives whose total compensation exceeded $100,000 (if any) for the years ended December 31, 2012 and 2011.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Hongwen Li,	2012	200,000	-0-	-0-	-0-	-0-	-0-	-0-	200,000

President and CEO	2011	200,000	-0-	-0-	-0-	-0-	-0-	-0-	200,000

Xinyu Peng	2012	140,000	-0-	-0-	48,831	-0-	-0-	-0-	188,831

CFO	2011	105,000	-0-	-0-	171,079	-0-	-0-	-0-	276,079

(1) Represents the aggregate grant date fair value of option awards made during the applicable year computed in accordance with FASB ASC Topic 718. The fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model. For a description of the assumptions used to determine these amounts, see Note 17 in the Notes to the Consolidated Financial Statements filed herewith for the period ended December 31, 2012.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning unexercised options; units of stock that have not vested equity incentive plan awards for each named executive officer outstanding as of the end of the fiscal year ended December 31, 2012.

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested	Market Value of Shares of Units of Stock that Have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested($)

Hongwen Li	–		–		–	–	–	–	–	–	–

Xinyu Peng	50,000	(1)	–		50,000	4.60	3/10/2016	–	–	–	–
	25,000	(2)	25,000	(2)	25,000	1.00	3/11/2017	–	–	–	–

(1)	The options vested 50% on the date that was six months from March 11, 2011, the grant date, and 50% on the date that was 12 months from the grant date.

(2)	The options vest 50% on the date that was six months from March 12, 2012, the grant date, and 50% on the date that is 12 months from the grant date.

With the exception of the options reflected above for Mr. Peng, which were granted pursuant to the 2009 Plan, there were no unexercised options, unvested stock awards or equity incentive plan awards for any of the Company’s named executive officers as of December 31, 2012.

Compensation of Directors

The following director compensation disclosure reflects all compensation awarded to, earned by or paid to the directors below for the year ended December 31, 2012.

DIRECTOR COMPENSATION TABLE
Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (5)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Guoqing Yue (1)	2012	0	-0-	-0-	-0-	-0-	-0-	0
Elan Yaish (2)	2012	30,000	-0-	19,518	-0-	-0-	-0-	49,518
Yanlin Qu (3)	2012	7,320	-0-	-0-	-0-	-0-	-0-	7,320
Shengchun Liu (4)	2012	7,320	-0-	-0-	-0-	-0-	-0-	7,320

(1)  Mr. Guoqing Yue was appointed to our Board of Directors effective August 15, 2008, and is entitled to receive annual compensation of $150,000 for his services rendered as a director, however, Mr. Yue waived his 2012 compensation.

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

(5)  Represents the aggregate grant date fair value of option awards made during 2012 computed in accordance with FASB ASC Topic 718. The fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model. On February 24, 2012, the Company granted 20,000 stock options to this director with exercise price of $1.00 per share and a term of 5 years.  The options vest and become exercisable in two equal installments: the first six months from the option grant date and the second six months thereafter.  Based on the fair value method under SFAS 123R (codified in FASB ASC Topic 718), the fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk free interest rate is based upon market yields for U.S. Treasury debt securities at a maturity near the term remaining on the option. Dividend rates are based on the Company’s dividend history. The stock volatility factor is based on the historical volatility of the Company’s stock price. The expected life of an option grant is based on management’s estimate as no options have been exercised in the Plan to date. The fair value of each option grant to employees is calculated by the Black-Scholes method and is recognized as compensation expense over the vesting period of each stock option award. For stock options issued, the fair value was estimated at the date of grant using the following range of assumptions:

•	The options have a life of 5 years, with volatility of 201%, risk free interest rate of 0.89%, and dividend yield of 0%.

•	No estimate of forfeitures was made as the Company has a short history of granting options.

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

Our directors, officers and certain existing shareholders have entered into lock-up agreements in connection with a private placement of our common stock on January 7, 2011, generally providing that they will not offer, sell, contract to sell or grant any option to purchase or otherwise dispose of our common stock or any securities exercisable for or convertible into our common stock owned by them for a period of 1 year after the initial sale of the shares.  These agreements have now terminated as a result of the expiration of the 1-year period.

Indemnification of Officers and Directors

The statutes, charter provisions, by-laws, contracts or other arrangements under which any of our controlling persons, directors or officers is or may be insured or indemnified against any liability which he may incur in that capacity, are as follows:

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plan

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	-	$-	-
Equity compensation plans not approved by security holders	235,000	$4.22	4,765,000
Total	235,000	$4.22	4,765,000

As of December 31, 2012, we had one equity compensation plan in effect. The Company’s 2006 Stock Option/Stock Issuance Plan was adopted on March 14, 2006, and under its terms, the approval by our shareholders was required within 12 months of its adoption date. As the plan was not approved by our shareholders within that time, no further issuance under the plan is permitted in accordance with its terms.  The Company then replaced the 2006 Stock Option/Stock Issuance Plan with the 2009 Stock Incentive Plan, which has not been approved by our shareholders.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding our common stock beneficially owned on March 26, 2013, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.  Shares of common stock subject to options, warrants or convertible securities exercisable or convertible within 60 days of March 26, 2013 are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person. Percentages are determined based on 18,852,582 common shares issued and outstanding as of March 26, 2013. To the best of our knowledge, subject to community and marital property laws, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

	Number of Shares (2)		% of Class of Stock Outstanding (4)
Name and Address of Beneficial Owner (1)	Common Stock	Preferred Stock (3)	Common Stock	Preferred Stock
Guoqing Yue, Chairman of the Board of Directors (5) (11)	6,232,000	-	33.06%	-
Hongwen Li, President and Director	1,092,038	400,000	5.79%	100%
Xinyu Peng, Chief Financial Officer (6)	100,000	-	*	-
Elan Yaish, Director (7)	80,000	-	*	-
Yanlin Qu, Director (8)	-	-	-	-
Shengchun Liu, Director (9)	-	-	-	-
Heilongjiang Xing An Mining Development Group Co., Ltd. (5)	4,800,000	-	25.46%	-
Mingshu Gong (5) (10)	6,232,000	-	33.06%	-
All Directors and Executive Officers as a Group (6 persons)	7,504,038	400,000	39.43%	100%

* Less than 1%

(1)	Unless otherwise indicated, the address of the named beneficial owners is: 15310 Amberly Drive, Suite 250, Tampa, Florida 33647.
(2)	Security ownership information for beneficial owners is taken from statements filed with the Securities and Exchange Commission pursuant to information made known by the Company.
(3)	Each share of preferred stock is convertible into 1 share of common stock and votes on an as converted basis with the shares of common stock on all matters presented to shareholders.
(4)	Based on 18,852,582 shares of Common Stock and 400,000 shares of Preferred Stock outstanding as of March 26, 2013.
(5)
The address of these named beneficial owners is: No. 9 People Road, Jiagedaqi, Jiagedaqi District, Da Xing’an Mountain Region, Heilongjiang Province, PRC 165000. These named beneficial owners received shares of our common stock in connection with the acquisition of Xing An.

(6)
The shares held by Mr. Peng represent 100,000 shares of Common Stock underlying stock options that are currently exercisable. Mr. Peng has been awarded an additional option to acquire 50,000 shares of Common Stock as of March 9, 2013, however, such options are not exercisable within 60 days of March 26, 2013.

(7)
Elan Yaish’s address is:  265 Sunrise Highway, Suite 1-315, Rockville Centre, NY 11570. Represents 80,000 shares of Common Stock underlying stock options.  Mr. Yaish has been awarded an additional option to acquire 20,000 shares of Common Stock as of February 24, 2013, however, such options are not exercisable within 60 days of March 26, 2013.

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

Advance from shareholders

At December 31, 2012 and 2011, we owed one of our shareholders $2,000 for expense reimbursement. At December 31, 2010, the Company owed its Chief Executive Officer (“CEO”) $3,180,338, for short-term advance as a result of this shareholder paying certain U.S. headquarters’ general and administrative expenses for the Company.  This short-term advance was payable upon demand with no collateral required. Imputed interest expense was charged at 6% on the amount due at the balance sheet date for the close of that period and was included as additional paid-in capital. The Company repaid $2.8 million to its CEO in January 2011, and the remaining $380,338 was waived by the CEO and accordingly, was recorded as additional paid in capital to the Company.

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

On October 19, 2007, we engaged Goldman Parks Kurland Mohidin, LLP (“GPKM LLP”) as our outside independent accounting firm and we have retained GPKM LLP in that role since that time.

The following table sets forth fees billed to us by our auditors during the years ended December 31, 2012 and December 31, 2011 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	2012	2011
(i) Audit Fees	$205,625	$193,534
(ii) Audit Related Fees	3,000	-
(iii) Tax Fees	-	-
(iv) All Other Fees	6,000	-
Total Fees	$214,625	$193,534

Fees for audit services include fees associated with the annual audit and the review of documents filed with the SEC including quarterly reports on Form 10-Q and the Annual Report on Form 10-K. Audit-related fees principally included accounting consultation and information system control reviews.  Tax fees included tax compliance, tax advice and tax planning work.  Our audit committee evaluates and approves in advance the scope and cost of the engagement of an auditor before the auditor rendered audit services.

PART IV

ITEM 15.	EXHIBITS

(1)           Financial Statements

The following consolidated financial statements of the Company are included in Part II, Item 8 of this Report:

Report of Goldman Park Kurland Mohidin, LLP, Registered Independent Public Accounting Firm

Consolidated Balance Sheets at December 31, 2012 and 2011

Consolidated Statements of Income and Other Comprehensive Income for the Years Ended December 31, 2012 and 2011

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2012 and 2011

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011

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

2.2
Purchase and Sale Agreement By and Among Songzai Metal Products Co. Ltd and Songzai International Holding Group, Inc. (“Songzai”) covering the acquisition of certain assets formerly owned by Heihe Jinchang Coal Mine Co., Ltd. (2)

2.3
Stock Purchase Agreement dated as of December 31, 2007 by and among Songzai, Heilongjiang Xing An Group Hong Yuan Coal Mining Co., Ltd. (“Hong Yuan”), Heilongjiang Xing An Group Sheng Yu Mining Co., Ltd. (“Sheng Yu”), and the holders of 100% of the equity interests of Hong Yuan and Sheng Yu (the “Xing An Shareholders”). (3)

2.4
Asset Purchase Agreement, dated as of May 19, 2010, by and among Erdos City Bayinmengke Liujiaqu Coal Co., Ltd., Erdos City Bayinmengke Investment Group Co., Ltd., Shan Li and Liying Wang, and Songzai International Holding Group Inc. (14)

3.1	Articles of Incorporation dated June 7, 2001. (4)

3.2	Articles of Exchange among Harbin Yong Heng Ke Ji Fa Zhan You Xian Ze Reng Gong Si and the Company. (5)

3.3	Certificates of Amendments to Articles of Incorporation, dated October 23, 2003. (5)

3.4	Certificate of Amendment to Articles of Incorporation dated July 16, 2004. (4)

3.5	Certificate of Designation, Preference and Rights of Convertible Preferred Stock dated January 9, 2006. (4)

3.6	Certificate of Change Pursuant to NRS 78.209 as filed with the Secretary of State of Nevada on January 7, 2008. (6)

3.7	Amendment to Articles of Incorporation of the Company, dated as of July 1, 2010, changing the Company’s name to U.S. China Mining Group, Inc. (15)

3.8	Second Amended and Restated By-laws, as amended (20)

4.1	Form of the Promissory Note issued to the Xing An Shareholders (7)

4.2	Form of Investor Warrant (16)

4.5	Form of Agent Warrant (16)

10.1	Escrow Agreement dated as of April 4, 2008, by and among the Company, the Xing An Shareholders and U.S. Bank (7)

10.2	Trust Agreement dated as of April 4, 2008, by and among the Company, the Xing An Shareholders and Anping Cang (7)

10.3	U.S. China Mining Group, Inc. 2009 Stock Incentive Plan (12)

10.4	Form of employment agreement between the Company and Hongwen Li (9)

10.5	Form of non-statutory stock option agreement with Yvonne Zhang (11)

10.6	Form of non-statutory stock option agreement with Elan Yaish (11)

10.7	First Amendment to Employment Agreement, dated as of January 14, 2011, by and between Hongwen Li and the Company. (17)

10.8	Form of director offer letter to Guoqing Yue (9)

10.9	Form of director offer letter to Elan Yaish (10)

10.10	Form of indemnification agreement with Elan Yaish (10)

10.11	Form of director offer letter to Yanlin Qu and Shengchun Liu (10)

10.12	Securities Purchase Agreement, by and among the Company, the Investors and, with respect to certain sections therein, Euro Pacific (16)

10.13	Registration Rights Agreement, by and among the Company, the Investors and, with respect to certain sections therein, Euro Pacific. (16)

10.14	Employment agreement between the Company and Xinyu Peng dated as of March 11, 2011. (18)

14	Code of Ethics (10)

21	List of subsidiaries (7)

23	Consent of John T. Boyd Company, independent geologists*

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer. *

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer. *

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer. *

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer. *

99.1	Coal Production Right Permit issued by the Heilongjiang Province Economy Committee, dated December 31, 2005. (4)

99.2	Safe Production Certificate issued by the Heilongjiang Coal Safety Inspection Bureau, dated February 16, 2006. (4)

99.3	Coal Mining Certificate No. 2300000520838 effective December 2005 (19)

99.4	Coal Mining Certificate No. C2300002009061120024549 effective April 29, 2010 (19)

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

* Filed herewith

** Furnished herewith

(1)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed on January 2, 2004

(2)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed on April 8, 2004.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 7, 2008.

(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB filed on March 31, 2006.

(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A filed on May 14, 2004.

(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 10, 2008.

(7)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on April 10, 2008.

(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on June 10, 2008.

(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 19, 2008.

(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 5, 2009.

(11)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 13, 2009.

(12)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed on April 17, 2009.

(13)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 30, 2009.

(14)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 25, 2010.

(15)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on August 16, 2010.

(16)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 12, 2011.

(17)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 18, 2011.

(18)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 14, 2011.

(19)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1/A filed on March 17, 2011.

(20)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on October 18, 2012.

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. CHINA MINING GROUP, INC. (Registrant)

Date: April 16, 2013	By:	/s/ Hongwen Li
Chief Executive Officer

Date: April 16, 2013	By:	/s/ Xinyu Peng
Chief Financial Officer (principal accounting officer)
_

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

Name	Title	Date

/s/ Guoqing Yue*	Chairman of the Board of Directors	April 16, 2013
Guoqing Yue

/s/ Hongwen Li	Chief Executive Officer and Director	April 16, 2013
Hongwen Li

/s/ Xinyu Peng	Chief Financial Officer	April 16, 2013
Xinyu Peng

/s/ Elan Yaish*	Director	April 16, 2013
Elan Yaish

/s/ Yanlin Qu*	Director	April 16, 2013
Yanlin Qu

/s/ Shengchun Liu*	Director	April 16, 2013
Shengchun Liu

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
U.S. China Mining Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of U.S. China Mining Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for the years ended December 31, 2012 and 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for the years ended December 31, 2012 and 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Goldman Kurland and Mohidin, LLP
Goldman Kurland and Mohidin, LLP
Encino, California
April 10, 2013

U.S. CHINA MINING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2012 AND 2011

	2012	2011

ASSETS

CURRENT ASSETS
Cash & equivalents	$40,289,757	$44,543,696
Restricted cash	-	3,000,000
Accounts receivable	-	2,308,888
Other receivables and prepaid expense	242,908	5,613
Taxes receivable	631,353	200,188
Deposit for coal trading	2,085,585	2,935,530
Inventory	515,371	915,873

Total current assets	43,764,974	53,909,788

NONCURRENT ASSETS
Deposits for mine acquisition	4,772,934	4,761,225
Goodwill	-	26,180,923
Prepaid mining rights, net	13,675,734	14,734,143
Property and equipment, net	13,422,003	12,926,991
Construction in progress	19,012,421	13,506,677
Deferred tax asset, net	688,378	393,643
Asset retirement cost, net	2,427,456	2,626,262

Total noncurrent assets	53,998,926	75,129,864

TOTAL ASSETS	$97,763,900	$129,039,652

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Unearned revenue	$82,479	$527,241
Accrued liabilities and other payables	3,172,259	1,184,912
Taxes payable	3,619,848	1,556,379
Loan payable	-	3,000,000
Warrant derivative liability	750,035	1,845,245
Advance from shareholder	2,000	2,000

Total current liabilities	7,626,621	8,115,777

NONCURRENT LIABILITIES
Asset retirement obligation, net of deposit for mine restoration of $1,306,059 in 2012 and $1,223,513 in 2011, respectively	4,860,173	4,689,114

Total noncurrent liabilities	4,860,173	4,689,114

Total liabilities	12,486,794	12,804,891

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
Series A Preferred Stock, $0.001 par value, 8,000,000 shares authorized, 400,000 shares issued and outstanding	400	400
Common stock, $0.001 par value, 100,000,000 shares authorized, 18,852,582 shares issued and outstanding in 2012 and 2011, respectively	18,852	18,852
Additional paid in capital	41,199,601	41,115,578
Statutory reserves	13,479,992	11,905,411
Accumulated other comprehensive income	9,772,780	9,576,877
Retained earnings	20,805,481	53,617,643

Total stockholders' equity	85,277,106	116,234,761

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$97,763,900	$129,039,652

The accompanying notes are an integral part of these consolidated financial statements.

U.S. CHINA MINING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

	FOR THE YEARS ENDED DECEMBER 31,
	2012	2011

Net sales	$30,906,513	$53,982,243
Cost of goods sold	23,278,540	35,094,794

Gross profit	7,627,973	18,887,449

Operating expenses
Selling	5,740,645	3,518,684
General and administrative	7,427,467	9,319,362
Goodwill impairment	26,180,923	-

Total operating expenses	39,349,035	12,838,046

Income (loss) from operations	(31,721,062)	6,049,403

Non-operating income (expenses)
Interest income	161,814	176,319
Interest expense	(268,471)	(228,373)
Financial expense	(1,225)	(26,780)
Non-operating income	(792)	-
Warrant derivative income	1,095,211	11,308,181

Total non-operating income, net	986,537	11,229,347

Income (loss) before income tax	(30,734,525)	17,278,750
Income tax expense	503,056	2,034,448

Net income (loss)	(31,237,581)	15,244,302

Other comprehensive income (loss)
Foreign currency translation gain	195,904	4,108,203

Comprehensive income (loss)	$(31,041,677)	$19,352,505

Basic weighted average shares outstanding	18,852,582	18,788,144

Diluted weighted average shares outstanding	18,852,582	19,188,144

Basic net earnings (loss) per share	$(1.66)	$0.81

Diluted net earnings (loss) per share	$(1.66)	$0.79

The accompanying notes are an integral part of these consolidated financial statements.

U.S. CHINA MINING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(31,237,581)	$15,244,302
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Loss in disposal of fixed asset	2,305	3,897
Goodwill impairment	26,180,923	-
Depreciation and amortization	2,836,773	3,505,075
Changes in fair value of warrant derivative	(1,095,211)	(11,308,181)
Accretion of interest on asset retirement obligation	238,096	223,674
Stock warrants compensation	-	259,110
Stock option compensation	84,023	266,590
Changes in deferred tax	(292,514)	(194,909)
(Increase) decrease in assets and liabilities:
Accounts receivable	2,304,645	(2,034,638)
Other receivables, deposits and prepaid expense	613,631	(7,549,951)
Inventory	401,023	251,951
Deposit for mine restoration	(79,208)	-
Accounts payable	-	(1,954,121)
Unearned revenue	(444,147)	331,446
Accrued liabilities and other payables	(256,133)	(1,992,666)
Taxes payable	1,622,014	(2,101,547)

Net cash provided by (used in) operating activities	878,639	(7,049,968)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	3,000,000	(2,774,195)
Acquisition of property, plant & equipment	(2,006,417)	(1,051,724)
Construction in progress	(3,216,616)	(6,890,037)

Net cash used in investing activities	(2,223,033)	(10,715,956)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan advance (repayment)	(3,000,000)	3,000,000
Proceeds from issuance of common stock	-	13,650,500
Legal expense relating to private placement	-	(117,610)
Due to shareholders	-	2,000
Repayment of shareholder's advance	-	(2,800,000)

Net cash (used in) provided by financing activities	(3,000,000)	13,734,890

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	90,455	2,349,786

NET DECREASE IN CASH & EQUIVALENTS	(4,253,939)	(1,681,248)

CASH & CASH EQUIVALENTS, BEGINNING OF YEAR	44,543,696	46,224,944

CASH & EQUIVALENTS, END OF YEAR	$40,289,757	$44,543,696

Supplemental Cash flow data:
Income tax paid	$3,827,057	$4,236,608
Interest paid	$30,375	$32,444

The accompanying notes are an integral part of these consolidated financial statements.

U.S. CHINA MINING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2012 AND 2011

	Series A Preferred stock		Common stock
	Shares	Amount	Shares	Amount	Paid in capital	Statutory reserves	Accumulated other comprehensive income	Retained earnings	Total

Balance at January 1, 2011	400,000	$400	14,932,582	$14,932	$39,833,996	$10,536,604	$5,468,674	$39,742,148	$95,596,754

Net income for year	-	-	-	-	-	-	-	15,244,302	15,244,302

Sale of common stock in private placement	-	-	3,920,000	3,920	13,646,580	-	-	-	13,650,500

Fair value of warrants issued in equity offering	-	-	-	-	(13,153,426)	-	-	-	(13,153,426)

Legal expense connection with the private placement	-	-	-	-	(117,610)	-	-	-	(117,610)

Forgiveness of shareholder's loan	-	-	-	-	380,338	-	-	-	380,338

Stock options compensation	-	-	-	-	266,590	-	-	-	266,590

Transfer to statutory reserves	-	-	-	-	-	1,368,807	-	(1,368,807)	-

Warrants expense	-	-	-	-	259,110	-	-	-	259,110

Foreign currency translation gain	-	-	-	-	-	-	4,108,203	-	4,108,203

Balance at December 31, 2011	400,000	400	18,852,582	18,852	41,115,578	$11,905,411	9,576,877	53,617,643	$116,234,761

Net loss for year	-	-	-	-	-	-	-	(31,237,581)	(31,237,581)

Stock options compensation	-	-	-	-	84,023	-	-	-	84,023

Transfer to statutory reserves	-	-	-	-	-	1,574,581	-	(1,574,581)	-

Foreign currency translation gain	-	-	-	-	-	-	195,904	-	195,904

Balance at December 31, 2012	400,000	$400	18,852,582	$18,852	$41,199,601	$13,479,992	$9,772,781	$20,805,481	$85,277,106

The accompanying notes are an integral part of these consolidated financial statements.

U.S. CHINA MINING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   DECEMBER 31, 2012 AND 2011

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

Because PRC regulations restrict foreign ownership of any mining-related company to 90% of such company’s equity, the Company acquired 90% of the registered capital, being 90% of the equity, of each of Hong Yuan and Sheng Yu from their owners (the “Xing An Shareholders”). Concurrently with the acquisition, the Xing An Shareholders placed the beneficial interests to the remaining 10% equity of Xing An in a trust for the benefit of the Company pursuant to a Trust Agreement. Under the terms of the Trust Agreement, all rights attached to the 10% equity are to be exercised by the trustee at the direction, and for the sole benefit, of the Company. Transfer of the 10% equity to the Company shall occur when permitted under PRC regulations. At such time, if the trust is deemed to violate applicable PRC regulations or can no longer achieve its intended purpose, the trust shall terminate, and the 10% equity shall revert back to the Xing An Shareholders.  Based on a review of the corporate structure it was determined that, in order to assure compliance with PRC laws and regulations, the non-controlling equity in the Company’s subsidiaries should in each case be held by the other subsidiaries and not by the Company or in trust.  Consequently, a 25% equity interest in Tong Gong, which had previously been structured as an assignment to the Company, has instead been assigned to, and is now held by, the Xing An Companies in 2011 and a 10% equity interest in the Xing An Companies, which was originally placed in a trust for the Company’s benefit, was instead be assigned to Tong Gong.  These transfers received the local Commerce Department’s approval in 2011, although Xing An and Tong Gong have not yet received the approval for a change of the business license with the local State Administration for Industry and Commerce of the PRC (“SAIC”).

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

Cash and Equivalents

For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2012 and 2011, the Company had restricted cash of $0 and $3,000,000 in the bank as collateral for obtaining bank loans.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company did not have any bad debt allowance at December 31, 2012 and 2011.

Inventory

Inventory consists of coal extracted from the ground that is available for delivery to customers, and extracted coal removed from the ground but not yet processed through a wash plant. Inventory is valued at the lower of average cost or market, cost being determined on a first in, first out method including labor, all expenditures directly related to the removal of coal, and amortization of mining rights.

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

As of December 31, 2012, the Company performed impairment testing of the Tong Gong reporting unit’s goodwill in accordance with ASU 2011-08 to determine if the carrying value of the goodwill exceeded its FV and if an impairment loss would need to be recognized.  The Company completed the step one analysis using DCF, which involved comparing the FV of the reporting unit with the unit’s book value. The DCF method uses revenue and expense projections and risk-adjusted discount rates. The process of determining FV is subjective and requires management to exercise judgment in determining future growth rates, discount and tax rates and other factors. The current economic environment has impacted the Company’s ability to forecast future demand and has in turn resulted in the use of higher discount rates, reflecting the risk and uncertainty in current markets. The results of the step one analysis indicated potential impairment with deteriorating macro environment, which resulted in a decline in expected future demand and decline in overall selling price of the coal. The Company therefore performed the second step of the goodwill impairment assessment to quantify the amount of impairment. This process involved calculating the implied FV of goodwill, determined in a manner similar to a purchase price allocation, and comparing the residual amount to the carrying amount of goodwill. This analysis incorporated the significant end market deterioration and economic uncertainties impacting expected future demand, including the overstocks of the coal in China, which might result in a decrease of the coal selling price. Based on this analysis, the Company concluded that the goodwill balance of $26.18 million was fully impaired as of December 31, 2012 resulting in a write-down of the entire goodwill amount. The goodwill impairment charge is non-cash in nature, and is not deductible for income tax purposes; therefore, the Company has not recorded a corresponding tax benefit in 2012.

Asset Retirement Cost and Obligations, Deposit for Mine Restoration

The Company uses   FASB ASC Topic 410, “Asset Retirement and Environmental Obligation”. This Statement requires the Company’s legal obligations associated with the retirement of long-lived assets are recognized at FV at the time the obligations are incurred. Obligations are incurred when development of a mine commences for underground mines or construction begins for support facilities, refuse areas and slurry ponds. The obligation’s FV is determined using DCF techniques and is accreted over time to its expected settlement value. Upon initial recognition of a liability, a corresponding amount is capitalized as part of the carrying amount of the related long-lived asset. Amortization of the related asset is calculated on a unit-of-production method by amortizing the total estimated cost over the salable reserves determined under SEC Industry Guide 7, multiplied by the production during the period. The Company reviews its asset retirement obligations at least annually and makes necessary adjustments for permit changes as granted by state authorities and for revisions of estimates of the amount and timing of costs. For ongoing operations, adjustments to the liability result in an adjustment to the corresponding assets.  At December 31, 2012 and 2011, there were no adjustments of the asset retirement obligations.

Xing An voluntarily applied to Daxinganling District Environment Protection Bureau for the asset retirement obligation and is obligated to account for land subsidence, restoration, rehabilitation and environmental protection at a rate of RMB 1 ($0.16) per ton based on total reserves at the end of the useful lives of the mines.

From January 1, 2009, Xing An and Tong Gong were required by the local Environment Protection Bureau and Heilongjiang Province National Land and Resources Administration Bureau (“HPNLRAB’) to deposit RMB 18,886,500 ($2,765,632) and RMB 5,000,000 ($731,090), respectively, within a certain period of time to a bank account held by local mining authority for land subsidence, restoration and rehabilitation when the mine is fully depleted.  At December 31, 2012, Xing An deposited RMB 5,665,950 ($901,432) and Tong Gong deposited RMB 2,543,280 ($404,627). See additional discussion in Note 12, “Asset Retirement Cost and Obligations.”

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Costs of mine development, expansion of the capacity of, or extending the life of our mines are capitalized and amortized using the units-of-production method over the actual tons of coal produced directly benefiting from the capital expenditure. Mobile mining equipment and other fixed assets are stated at cost and depreciated on a straight-line basis over the estimated useful lives of 10 to 15 years. Leasehold improvements are amortized over their estimated useful lives or the term of the lease, whichever is shorter. Major repairs and betterments that significantly extend original useful lives or improve productivity are capitalized and depreciated over the period benefited. Maintenance and repairs are expensed as incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations.

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its FV. FV is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes, as of December 31, 2012 and 2011, there were no impairments of its long-lived assets.

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

When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interests associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. At December 31, 2012 and 2011, the Company did not take any uncertain positions that would necessitate recording of a tax related liability.

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

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist primarily of accounts and other receivables. The Company does not require collateral or other security to support these receivables. The Company concentrates its sales to a few customers; the Company had 100% and 99% of its sales to two customers in the years ended December 31, 2012 and 2011, respectively. The Company conducts periodic reviews of its customers’ financial condition and customer payment practices to minimize collection risk on its receivables.

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

Statement of Cash Flows

In accordance with FASB ASC Topic 230, “Statement of Cash Flows”, cash flows from the Company’s operations are calculated based upon the local currencies.  As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.  Cash from financing activities excluded the effect of loan forgiveness by the principal shareholder of $380,338 in the first quarter of 2011.

Basic and Diluted Earnings (Loss) per Share (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares, warrants and stock options had been issued and if the additional common shares were dilutive. Diluted EPS are based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options and the if-converted method for the outstanding convertible preferred shares. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, convertible outstanding instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). During the years ended December 31, 2012 and 2011, shares for options and warrants were not included in the calculation of diluted EPS as a result of their anti-dilutive feature. The following tables present a reconciliation of basic and diluted EPS:

	Years Ended December 31,
	2012	2011

Net income (loss)	$(31,237,581)	$15,244,302

Weighted average shares outstanding - basic	18,852,582	18,788,144
Effect of dilutive securities:
Series “A” preferred stock	-	400,000
Weighted average shares
Outstanding - diluted	18,852,582	19,188,144

Earnings (loss) per share – basic	$(1.66)	$0.81
Earnings (loss) per share – diluted	$(1.66)	$0.79

Preferred stock was excluded for the calculation of diluted loss per share due to anti-dilution for the year ended December 31, 2012.

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

Fair Value Measurements and Disclosures

ASC Topic 820, “Fair Value Measurements and Disclosures,” defines FV, and establishes a three-level valuation hierarchy for disclosures of FV measurement that enhances disclosure requirements for FV measures. The three levels are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the FV measurement.

As of December 31, 2012 and 2011, the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at FV.

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

Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive income”. Gains and losses resulting from foreign currency transactions are included in non-operating income (expense). There was no significant fluctuation in the exchange rate for the conversion of RMB to USD after the balance sheet date.

The fluctuation of exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the People’s Bank of China (“PBOC”) or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the PBOC.

The Company uses FASB ASC Topic 220 “Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income (loss) for the years ended December 31, 2012 and 2011 consisted of net income (loss) and foreign currency translation adjustments.

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

Reclassifications

Certain prior year amounts were reclassified to conform to the manner of presentation in the current period. The Company reclassified taxes receivable of $200,188 from taxes payable as of December 31, 2011. The Company also reclassified advances (deposits) of $4.7 million paid for mine improvement and/or acquisition from current assets to non current assets as of December 31, 2011.

New Accounting Pronouncements

On July 27, 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment.  The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired.  If an entity concludes it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required.  However, if an entity concludes otherwise, it would be required to determine the FV of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP.  The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted. The adoption of this pronouncement did not have a material impact on our financial statements.

As of December 31, 2012, there are no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

3.    INVENTORY

Inventory, at December 31, 2012 and 2011, consisted of coal extracted from the ground that is available for delivery to customers, as well as extracted coal removed from the ground but not yet processed through a wash plant. Inventory is valued at the lower of average cost or market, cost being determined on a first in, first out method and including labor costs, all expenditures directly related to the removal of coal, and amortization of mining rights and asset retirement cost.

4.    PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at December 31, 2012 and 2011:

	2012	2011
Building	$5,450,943	$5,437,621
Mining structure	13,415,437	11,395,389
Production equipment	4,923,200	4,888,315
Office equipment	69,682	69,512
Vehicles	222,715	268,689
Total	24,081,977	22,059,526
Less: Accumulated depreciation	(10,659,974)	(9,132,535)
Net	$13,422,003	$12,926,991

Depreciation for the years ended December 31, 2012 and 2011 was $1,542,500 and $1,530,200, respectively.

5.   OTHER RECEIVABLES

Other receivables include advances to employees for traveling and other business related expenses, and appraisal and consulting fees for certain potential projects of the Company.

6.   PREPAID MINING RIGHTS

Prepaid mining rights are the portion of the mining rights for which the Company previously paid. The price is determined by the local mining bureau from which the Company acquired its mining rights, based in part on market prices set by HPNLARB and in part on negotiations with the local mining bureau. The price is established at the time of payment, regardless of when production of the underlying coal occurs. The price for Tong Gong was RMB 8 ($1.26) per ton for 2008 through 2012; the price for Xing An was RMB 9 ($1.42) per ton for 2008 through 2012.  Xing An paid for the mining rights in June 2008. Tong Gong needs to pay the remaining balance of $897,589 by September 30, 2017. For any mining rights granted prior to September 1, 2006, the Company is generally required to pay for the entire amount for coal underlying such mining rights within five years from the date such right is granted unless specific good cause exists for extension. Effective September 1, 2006, under the authority of the Heilongjiang Geology and Mineral Exploration Office, the Company has 10 years to pay for the coal underlying any mining rights granted on or after such date.

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

The following table illustrates the grant dates of the Company’s mining rights and corresponding payment due dates:

Grant Date of Mining Rights (1)		In Place Resources to which Mining Rights Relate (in metric tons)(2)		Corresponding Due Date for the Payment of Mining Rights
Xing An	Tong Gong	Xing An	Tong Gong	Xing An	Tong Gong
	12/30/2004		4,649,700		PAID
4/1/2005		816,300		PAID
10/15/2005		13,520,700		PAID
3/1/2007		5,444,800		PAID
	9/30/2007		1,500,000*		9/30/2017*
Total		19,781,800	6,149,700

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

*paid for 733,795 metric tons

The Company’s prepaid mining rights consisted of the following at December 31, 2012 and 2011:

	2012	2011
Prepaid mining rights	$27,388,485	$27,321,545
Less: Amortized portion	(13,712,751)	(12,587,402)
Prepaid mining rights, net	$13,675,734	$14,734,143

The Company amortizes the mining rights by using total cost of mining rights (the sum of those for which the Company has paid and those for which the Company is still committed to pay) divided by total salable reserves determined under SEC Industry Guide 7, multiplied by production during the period.  The cost of unpaid mining rights is assumed to be the same as the most current prepaid mining right price per ton paid by the Company (RMB 8 ($1.26) per ton).  Amortization was $1,089,800 and $1,670,000 for the years ended December 31, 2012 and 2011, respectively.

As of December 31, 2012 and 2011, the total quantity of coal the Company is allowed to extract under the mining rights of Xing An and Tong Gong was 25,931,500 tons (as per above table); however, as noted in the table above, this amount reflects the in place resources on which the mining rights are based and to which those mining rights extend. But these amounts, determined by the appropriate PRC authorities, do not coincide with the definition of proven and probable product reserves of SEC Industry Guide 7, which would be 7.84 million tons as of December 31, 2012 (calculated based on the report as of December 31, 2011 prepared by the John T. Boyd Company). The Company paid for 25,165,295 tons at December 31, 2012, and is committed to pay for 766,205 tons of coal at RMB 8 ($1.26) per ton, or $965,418, which must be paid by September 30, 2017. The prepayment of mining rights is accounted for similar to a royalty agreement as neither the payment terms nor the price per ton is fixed.

7.   CONSTRUCTION IN PROGRESS

Construction in progress is the amount paid for a new building of Xing An commenced in 2012, and for the Xing An mines’ maintenance and retrofit project which commenced in 2009.  The estimated cost for the new building was $5.73 million and expected to be completed in 2013.  The maintenance and retrofit project included building a new mining tunnel while maintaining, altering and improving the mining property to accommodate all-year-round mining production in the future. The estimated cost for the retrofit was approximately $20 million and expected to be completed in 2013. The Company has incurred $19.01 million (consisting of $15.21 million for mine retrofit and $3.82 million for the new building) and $13.51 million (for mine retrofit) construction in progress as of December 31, 2012 and 2011, respectively.

8.   RELATED PARTY TRANSACTIONS

Lease from shareholder

Xing An leases its office and certain office equipment under long-term leases from a principal shareholder for approximately $1,800 (RMB 12,500) per month (See Note 18). The operating lease requires Xing An to pay certain operating expenses applicable to the leased premises.

9.   ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at December 31, 2012 and 2011:

	2012	2011
Accrued liabilities	$158,462	$50,552
Other payables
Education and union outlays	156,156	160,723
Refundable deposit from a contractor for Tong Gong’s mining work	318,193	317,415
Transportation infrastructure construction fee	13,006	447,317
Mine security special purpose fee	6,175	42,348
Coal price adjustment fund	6,175	42,348
Resource compensation fee	88,301	96,667
Accrued cost for construction of the new building (see Note 7)	2,242,218	-
Other	183,573	27,542

Total	$3,172,259	$1,184,912

Accrued liabilities were mainly for accrued payroll, welfare and legal and audit expenses.  Transportation infrastructure construction fee was a fee for Tong Gong and Xing An levied by the provincial government at RMB 10 ($1.60) per ton based on sales volume. Coal mine security special purpose fee was a fee for Tong Gong levied by the local authority at RMB 10 ($1.58) per ton based on sales volume. Coal price adjustment fund was a fee for Tong Gong levied by the local authority at RMB 10 ($1.60) per ton based on sales volume.  Other mainly consisted of payables for employees’ welfare, social security and personal income tax withholding.

At December 31, 2012 and 2011, the Company had a refundable deposit from a contractor for Tong Gong’s mining work for $318,000. The Company outsourced Tong Gong mining work to an independent contractor for three years from October 1, 2009 to September 30, 2012. The Company renewed the service term with this contractor through December 31, 2013. The contractor was required to pay a deposit for mining safety assurance, which will be refunded when the contract expires.

10.   TAXES PAYABLE AND RECEIVABLE

Taxes payable consisted of the following at December 31, 2012 and 2011:

	2012	2011
Land	$2,670,909	$-
Value added	813,478	1,451,208
Resource	43,962	69,721
Other	91,499	35,450
Total	$3,619,848	$1,556,379

As of December 31, 2011, there were no land taxes payable as the Company had paid off all land taxes that had accrued prior to such date. Taxes receivable consisted of the following at December 31, 2012 and 2011:

	2012	2011
Income tax	$621,439	$173,028
Other	9,914	27,160
Total	$631,353	$200,188

11. LOAN PAYABLE AND DEPOSIT FOR COAL TRADING

In connection with the Company’s program to purchase and export US coal and other mineral products described hereinafter, on May 25, 2011, the Company entered into a $3,000,000 promissory Note with a bank in California which matured on May 25, 2012.  The interest rate on this Note was subject to change from time to time based on changes of the lender’s prime rate minus 1%, resulting in an initial interest rate of 2.25%.  The Company was required to pay this loan in one payment of all outstanding principal plus all accrued unpaid interest on maturity.  In addition, the Company was required to pay regular monthly interest payments for all accrued unpaid interest due as of each payment date, beginning June 25, 2011, with all subsequent interest payments to be due on the same day of each month after that. The loan amounts were used by the Company to initiate its program to purchase and export US coal and other mineral products. The Company plans to export coal and other mineral products from the US to China.  The loan was paid in full in June 2012.  The Company paid $30,375 interest on this loan.

At December 31, 2012 and 2011, the Company had a refundable deposit of $2,085,585 and $2,935,530, respectively, as an advance for its coal trading business with certain US brokers. In June 2011, the Company made these refundable advances to coal brokers as deposits for buying coal and other mineral products in the US. The advances will be applied to the purchase price or refunded if no purchase is made. During 2012, the Company did not have any export transactions. The Company reassessed the market situation and the risk of the fund and started to require the brokers to refund the deposits. As of March 31, 2013, the broker has refunded $90,100 since December 31, 2012. Our Chief Executive Officer has agreed to guaranty the outstanding amount of the deposits and to pledge 1 million shares of the Company’s common stock as partial security in support of the guaranty .

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

Effective January 1, 2009, Xing An and Tong Gong were required by the local Environment Protection Bureau and HPNLRNB to deposit RMB 18,886,500 ($2,765,632) and RMB 5,000,000 ($731,090), respectively, within a period of time presently expected to be three to five years to a bank account held by local mining authority for land subsidence, restoration and rehabilitation when the mine is fully depleted.  At December 31, 2012, Xing An deposited RMB 5,665,950 ($901,432), and Tong Gong deposited RMB 2,543,280 ($404,627).

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

Asset Retirement Cost at December 31, 2012 and 2011 was:
	2012	2011
Asset retirement cost	$4,736,734	$4,725,157
Less: Accumulated amortization	(2,309,278)	(2,098,895)
	$2,427,456	$2,626,262

Amortization for asset retirement cost for the years ended December 31, 2012 and 2011 was $204,300 and $305,420, respectively.

Changes in Asset Retirement Obligation for the years ended December 31, 2012 and 2011 consisted of the following:

	2012	2011
Balance at beginning of period	$4,689,114	$4,243,129
Accretion of interest expense	238,096	223,674
Foreign currency translation gain (loss)	(67,037)	222,311
Ending balance	$4,860,173	$4,689,114

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

Deferred tax liability consisted of tax-deductible safety and maintenance expenses (RMB 14.7 ($2.31) per ton for Tong Gong, RMB 14.7 ($2.31) for Xing An until 2011 and increased to RMB 23.7 ($3.73) in 2012 to be incurred in the future for coal produced. It is deductible for tax purposes at a predetermined rate per ton of coal produced per year until April 2011.  For financial reporting purposes, this was recorded as an appropriation of retained earnings. As defined under US GAAP, a liability for safety and maintenance expenses does not exist at the balance sheet date because there is no present obligation to transfer assets or to provide services as a result of any past transaction (see Note 16 - Statutory Reserves).  Effective May 1, 2011, per ruling No. 26, issued in 2011 by National Tax Authority Regarding Coal Mine Enterprise Tax Deduction Guidance for Maintenance of Productivity Expenses and Security (M&S), M&S expense can only be deductible under PRC tax law when the expense is incurred. Accordingly, there was no deferred tax liability for M&S expense since then.

Deferred tax asset (liability) consisted of the following at December 31, 2012 and 2011:

	2012	2011
Deferred tax asset on amortization of mining rights, amortization of asset retirement cost, depreciation of assets using unit-of-production method; and mine safety and maintenance expenses	$3,012,256	$2,711,841
Deferred tax liability on statutory reserves for mine safety and maintenance expenses	(2,323,878)	(2,318,198)
Net deferred tax asset	$688,378	$393,643

14.  INCOME TAXES

The Company is subject to income taxes by entity on income from the tax jurisdiction in which each entity is domiciled.

US China Mining Group, Inc., the US parent company, was incorporated in Nevada and has net operating losses (“NOL”) for income tax purposes.  The US parent company has NOL carry forwards for income taxes of approximately $6.58 million at December 31, 2012, which may be available to reduce future years’ taxable income as NOLs can be carried forward up to 20 years from the year the loss is incurred. Management believes the realization of the benefits from these losses is uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided for the US parent company.

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

Consolidated foreign pretax earnings (loss) approximated $(4.44) million and $7.80 million for 2012 and 2011, respectively. Pretax earnings of a foreign subsidiary are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent those earnings are invested indefinitely outside the United States. At December 31, 2012, $47.82 million of accumulated undistributed earnings of non-U.S. subsidiaries was invested indefinitely. At the existing U.S. federal income tax rate, additional taxes of $4.31 million would have to be provided if such earnings were remitted currently.

The following table reconciles the US statutory rates to the Company’s consolidated effective tax rate for the years ended December 31, 2012 and 2011:

	2012	2011
US statutory rates (benefit)	(34.0)%	34.0%
Tax rate difference	1.3%	(4.1)%
Permanent difference	28.0%	(21.7)%
Valuation allowance on US NOL	6.3%	3.6%
Tax per financial statements	1.6%	11.8%

The provisions for income tax for the years ended December 31, 2012 and 2011consisted of the following:

	2012	2011
Income tax expense – current	$795,570	$2,229,357
Income tax benefit – deferred	(292,514)	(194,909)
Total income tax expense	$503,056	$2,034,448

15.  MAJOR CUSTOMERS AND VENDORS

Below is the table indicating the major customers accounting for over 10% of the Company’s total sales for the years ended December 31, 2012 and 2011:

Customers	Sales of 2012	Percentage to Total Sales	Sales of 2011	Percentage to Total Sales
Customer A	$26,451,733	86%	$43,725,617	81%
Customer B	$4,454,780	14%	$10,256,626	18%

At December 31, 2012 and 2011, the total receivable balance due from these customers was $0 and $2,308,888, respectively.

There were no major vendors for the Company for the years ended December 31, 2012 and 2011.

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

Common welfare fund

Common welfare fund is a voluntary fund the Company can elect to transfer 5% to 10% of its net income to, as determined under PRC accounting rules and regulations.  The Company did not make any contribution to this fund during the years ended December 31, 2012 and 2011. This fund can only be utilized on capital items for the collective benefit of the Company’s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation.

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

According to the ruling No. 1 (2009) of Heilongjiang province and practice requirement of Heihe government, Tong Gong is also required to pay additional safety and maintenance expenses of RMB 10 ($1.60) per ton to the local government. The Company records this payment as an expense. The amount paid to the government can be recovered from the local government under certain circumstances. However, it is not clear whether the Company will be able to recover the amount paid to the government. Accordingly, the payment to government is recorded as an expense.

The statutory reserves were as follows as of December 31, 2012 and 2011:

	2012	2011
Statutory surplus reserve	$3,257,850	$3,229,391
Safety and Maintenance reserve	10,222,142	8,676,020
Total	$13,479,992	$11,905,411

17.  SHAREHOLDERS’ EQUITY

SHARES ISSUED THROUGH PRIVATE PLACEMENT

On January 7, 2011, US China Mining Group, Inc. entered into a Securities Purchase Agreement with investors, pursuant to which the Company sold to the Investors, in a private placement, 3,750,000 Units at $4.00 per Unit. Each Unit was comprised of (i) one share of our common stock, par value $0.001 per share, and (ii) a five-year warrant (the “Investor Warrant”) to purchase 0.5 shares of our Common Stock at $6.80 per share. In connection with the closing of the Private Placement, the Company received $13,650,500 after payment of $1,349,500 of cash commissions to the Placement Agent, and other offering expenses and related costs in connection with the Private Placement. In addition, the Company issued to the Placement Agents five-year warrants “Agent Warrants” to purchase 375,000 shares of our Common Stock, at $6.80 per share.  At December 31, 2012, the remaining term of the warrants was 3.01 years.

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

The Company accounted for the warrants issued to the investors and placement agents based on the FV method under ASC Topic 505. The FV of the warrants was calculated using the Black Scholes Model and the following assumptions: estimated life of five years, volatility of 100%, risk free interest rate of 2.76%, and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options and warrants. The FV of the warrants at grant date was $13,153,426.  Accordingly to FASB ASC 815-40-55, the warrants were classified as a liability on the balance sheet and adjusted to FV at each reporting period as they have a ratchet provision for adjusting the strike price if equity is issued at a later date at a price below the strike price. The Company adjusted the FV of derivative liability to $750,035 and $1,845,245 for warrants at December 31, 2012 and 2011, respectively, and recognized a gain of $1,095,211 and a gain of $11,308,181 during the years ended December 31, 2012 and 2011, respectively

MAKE GOOD PROVISION

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

At December 31, 2011, the Company didn’t meet the 2011 Guaranteed Amount of $81,300,000; accordingly, 168,000 shares were transferred to investors in August 2012.  At December 31, 2012, the Company didn’t meet the 2012 Guaranteed Amount of $102,000,000; accordingly, the remaining 332,000 shares will be transferred to investors in 2013. Since the shares will be issued in connection with the equity financing, the FV of the make good shares was debited from and credited to additional paid in capital.

REGISTRATION RIGHTS AGREEMENTS

In connection with the Private Placement, the Company, Placement Agent and the Investors entered into a Registration Rights Agreement on January 7, 2011. The Company agreed to register for resale the number of shares of Common Stock underlying the Units sold in the Private Placement (including such shares that are issuable upon the exercise of Investor Warrants and Agent Warrants), on a registration statement to be filed with the SEC on or prior to 45 days from the closing date of the Private Placement.  The Company was to use its best efforts to have the registration statement declared effective within 150 days after the initial filing with the SEC or within 180 days if the registration statement is reviewed by the SEC.  The Company shall also maintain the effectiveness of the registration statement until all of the securities covered by the registration statement may be sold by the investors under Rule 144 without any volume restriction.

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

The following table summarizes activities of these options:

	Number of Shares	Average Exercise Price per Share ($)	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2011	95,000	6.39	3.40
Exercisable at January 1, 2011	85,000	6.04	3.91
Granted	70,000	4.50	5.00
Exercised	-	-	-
Outstanding at December 31, 2011	165,000	5.59	3.15
Exercisable at December31, 2011	130,000	5.88	2.88
Granted	70,000	1.00	5.00
Exercised	-	-	-
Outstanding at December 31, 2012	235,000	4.22	2.76
Exercisable at December 31, 2012	200,000	4.78	2.51

The Company recorded $84,023 and $266,590 of compensation expense for stock options during the years ended December 31, 2012 and 2011, respectively. There were no options exercised during the years ended December 31, 2012 and 2011.

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

The following table summarizes activity for the warrants to certain investor relations firms:
	Number of Shares	Average Exercise Price per Share ($)	Weighed Average Remaining Contractual Term in Years
Outstanding at January 1, 2011	200,000	9.50	4.29
Exercisable at January 1, 2011	200,000	9.50	4.29
Granted	40,000	6.00	3.00
Exercised	-	-	-
Outstanding at December 31, 2011	240,000	8.92	3.17
Exercisable at December 31, 2011	240,000	8.92	3.17
Granted	-	-	-
Exercised	-	-	-
Outstanding at December 31, 2012	240,000	8.92	2.17
Exercisable at December 31, 2012	240,000	8.92	2.17

The Company recorded $0 and $259,110 warrant expense during the year ended December 31, 2012 and 2011, respectively.

WARRANTS ISSUED THROUGH PRIVATE PLACEMENT

On January 7, 2011, the Company entered into a Securities Purchase Agreement with investors, pursuant to which the Company sold to the Investors, in a private placement, 3,750,000 Units at $4.00 per Unit. Each Unit was comprised of (i) one share of our common stock, par value $0.001 per share, and (ii) a five-year warrant (the “Investor Warrant”) to purchase 0.5 shares of our Common Stock at $6.80 per share. In connection with the closing of the Private Placement, the Company received $13,650,500 after payment of $1,349,500 of cash commissions to the Placement Agent, and other offering expenses and related costs in connection with the Private Placement. In addition, the Company issued to the Placement Agents five-year warrants to purchase 375,000 shares of our Common Stock, at $6.80 per share.  At December 31, 2012, the remaining term of the warrants was 3.01 years.

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

The Company accounted for the warrants issued to the investors and placement agents based on the FV method under ASC Topic 505. The FV of the warrants was calculated using the Black Scholes Model and the following assumptions: estimated life of five years, volatility of 100%, risk free interest rate of 2.76%, and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options and warrants. The FV of the warrants at grant date was $13,153,426.  Accordingly to FASB ASC 815-40-55, the warrants were classified as a liability on the balance sheet and adjusted to FV at each reporting period as they have a ratchet provision for adjusting the strike price if equity is issued at a later date at a price below the strike price. The Company adjusted the FV of derivative liability to $750,035 and $1,845,245 for warrants at December 31, 2012 and 2011, respectively, and recognized a gain of $1,095,211 and a gain of $11,308,181 during the years ended December 31, 2012 and 2011, respectively.

The following table summarizes activity for the warrants issued in connection with the private placement:
	Number of Shares	Average Exercise Price per Share ($)	Weighed Average Remaining Contractual Term in Years
Outstanding at January 1, 2011	-	-	-
Exercisable at January 1, 2011	-	-	-
Granted	2,250,000	6.80	5.00
Exercised	--	-	-
Outstanding at December 31, 2011	2,250,000	6.80	4.01
Exercisable at December 31, 2011	2,250,000	6.80	4.01
Granted	-	-	-
Exercised	-	-	-
Outstanding at December 31, 2012	2,250,000	6.80	3.01
Exercisable at December 31, 2012	2,250,000	6.80	3.01

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

For mining rights granted to the Company prior to September 1, 2006, the Company is required to pay for all of the coal underlying such mining rights within five years from the date such mining rights are approved by the HNLRAB unless specific good cause exists for extension.  For mining rights granted on or after September 1, 2006, full payment is required within 10 years. The Company’s operations may be suspended if it is not able to make full payments within such periods. The Company had paid for 25,165,295 tons at December 31, 2012, and is committed to pay for 766,205 tons of coal at RMB 8 ($1.26) per ton, or $965,418, which must be paid by September 30, 2017.

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

The Company’s  principal executive office in the PRC is located in the provincial capital of Harbin and is approximately 7,000 square feet.  The Company has no written agreement or formal arrangement pertaining to the use of this office, as it is owned by Mr. Hongwen Li, the Company’s President and Chief Executive Officer, who is making the office available to us rent-free. This office houses the administrative and clerical staff. If necessary, the Company believes it would be able to find replacement office space without unreasonable expense or delay.

The Company leases the office for Xing An in Jiagedaqi City and certain office equipment from a principal shareholder under long-term lease agreements with monthly payments of approximately $1,800 (RMB 12,500) expiring July 30, 2015. The operating lease agreements provide the Company pays certain operating expenses applicable to the leased premises.

The Company’s rental expense for the years ended December 31, 2012 and 2011 was $80,000 and $80,000, respectively.

As of December 31, 2012, the future minimum annual lease payments required under operating leases, are as follows:

2013	$21,600
2014	21,600
January 1, 2015 - to July 30, 2015	12,600
Total	$55,800

19. ACQUISITION OF COAL MINES

On January 20, 2011, the Company signed an advance agreement with an individual owner of a coal mine in Guizhou China. Pursuant to the agreement, the Company advanced a refundable RMB 30 million ($4.7 million, the maximum amount provided under the agreement) to an escrow account to be used for improvements to this mine. In addition, the Company intends to acquire the mine from the individual owner if the owner can complete the necessary restructuring of the mine as appropriate for acquisition and the new mining company after the restructuring has received all government required permits for normal production. If the potential acquisition goes forward, the escrow amount will be treated as partial consideration. If not, the amount will be reimbursed to the Company. During 2011, the owner completed the mine improvement construction and organization restructuring as appropriate for potential acquisition. The renovated mine has been in official test runs since July 2011, and is currently in the process of applying for all necessary mining and operating permits. The Company expects to acquire the mine once all the necessary permits are in place. The local mining authority has delayed the approval of new permits for new or renovated mines during 2012 as a matter of policy and as a result of unexpected accidents that occurred in the neighboring counties. The Company expects to see progress in this acquisition in 2013 when the local government moves forward in its consolidating plan (where it plans to significantly reduce the number of operating mines by shutting down or discontinuing small mines with poor conditions and/or, safety and environment problems)  and resumes the mining permit procedure.

20.  U.S. PARENT COMPANY BALANCE SHEET AS OF DECEMBER 31, 2012 and 2011

	2012	2011
ASSETS
Cash	$131,782	$296,699
Restricted cash	-	3,000,000
Other receivables & prepaid expenses	8,089,085	8,941,100
Investment in subsidiaries	107,875,404	112,621,161
Goodwill	-	26,180,923
Property and equipment (net)	91,333	118,733
TOTAL ASSETS	$116,187,604	$151,158,616

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable & accrued expenses	$158,462	$76,610
Loan payable	-	3,000,000
Due to subsidiary	30,000,000	30,000,000
Advance from shareholder	2,000	2,000
Warrant derivatives liability	750,035	1,845,245
Total current liabilities	30,910,497	34,923,855

STOCKHOLDERS' EQUITY:
Series A Preferred Stock	400	400

Common stock	18,852	18,852

Additional paid-in capital	41,199,601	41,115,578
Accumulated other comprehensive income	9,772,781	9,576,877
Statutory reserve	13,479,992	11,905,411
Retained earnings	20,805,481	53,617,643

Total stockholders' equity	85,277,107	116,234,761
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$116,187,604	$151,158,616

Exhibit
Number	Description

2.1	Plan of Exchange, dated September 23, 2004 by which Heritage Companies, Inc. shall acquire Harbin Yong Heng Ke Ji Fa Zhan You Xian Ze Reng Gong Si. (1)

2.2
Purchase and Sale Agreement By and Among Songzai Metal Products Co. Ltd and Songzai International Holding Group, Inc. (“Songzai”) covering the acquisition of certain assets formerly owned by Heihe Jinchang Coal Mine Co., Ltd. (2)

2.3
Stock Purchase Agreement dated as of December 31, 2007 by and among Songzai, Heilongjiang Xing An Group Hong Yuan Coal Mining Co., Ltd. (“Hong Yuan”), Heilongjiang Xing An Group Sheng Yu Mining Co., Ltd. (“Sheng Yu”), and the holders of 100% of the equity interests of Hong Yuan and Sheng Yu (the “Xing An Shareholders”). (3)

2.4
Asset Purchase Agreement, dated as of May 19, 2010, by and among Erdos City Bayinmengke Liujiaqu Coal Co., Ltd., Erdos City Bayinmengke Investment Group Co., Ltd., Shan Li and Liying Wang, and Songzai International Holding Group Inc. (14)

3.1	Articles of Incorporation dated June 7, 2001. (4)

3.2	Articles of Exchange among Harbin Yong Heng Ke Ji Fa Zhan You Xian Ze Reng Gong Si and the Company. (5)

3.3	Certificates of Amendments to Articles of Incorporation, dated October 23, 2003. (5)

3.4	Certificate of Amendment to Articles of Incorporation dated July 16, 2004. (4)

3.5	Certificate of Designation, Preference and Rights of Convertible Preferred Stock dated January 9, 2006. (4)

3.6	Certificate of Change Pursuant to NRS 78.209 as filed with the Secretary of State of Nevada on January 7, 2008. (6)

3.7	Amendment to Articles of Incorporation of the Company, dated as of July 1, 2010, changing the Company’s name to U.S. China Mining Group, Inc. (15)

3.8	Second Amended and Restated By-laws, as amended (20)

4.1	Form of the Promissory Note issued to the Xing An Shareholders (7)

4.2	Form of Investor Warrant (16)

4.5	Form of Agent Warrant (16)

10.1	Escrow Agreement dated as of April 4, 2008, by and among the Company, the Xing An Shareholders and U.S. Bank (7)

10.2	Trust Agreement dated as of April 4, 2008, by and among the Company, the Xing An Shareholders and Anping Cang (7)

10.3	U.S. China Mining Group, Inc. 2009 Stock Incentive Plan (12)

10.4	Form of employment agreement between the Company and Hongwen Li (9)

10.5	Form of non-statutory stock option agreement with Yvonne Zhang (11)

10.6	Form of non-statutory stock option agreement with Elan Yaish (11)

10.7	First Amendment to Employment Agreement, dated as of January 14, 2011, by and between Hongwen Li and the Company. (17)

10.8	Form of director offer letter to Guoqing Yue (9)

10.9	Form of director offer letter to Elan Yaish (10)

10.10	Form of indemnification agreement with Elan Yaish (10)

10.11	Form of director offer letter to Yanlin Qu and Shengchun Liu (10)

10.12	Securities Purchase Agreement, by and among the Company, the Investors and, with respect to certain sections therein, Euro Pacific (16)

10.13	Registration Rights Agreement, by and among the Company, the Investors and, with respect to certain sections therein, Euro Pacific. (16)

10.14	Employment agreement between the Company and Xinyu Peng dated as of March 11, 2011. (18)

14	Code of Ethics (10)

21	List of subsidiaries (7)

23	Consent of John T. Boyd Company, independent geologists*

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer. *

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer. *

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer. *

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer. *

99.1	Coal Production Right Permit issued by the Heilongjiang Province Economy Committee, dated December 31, 2005. (4)

99.2	Safe Production Certificate issued by the Heilongjiang Coal Safety Inspection Bureau, dated February 16, 2006. (4)

99.3	Coal Mining Certificate No. 2300000520838 effective December 2005 (19)

99.4	Coal Mining Certificate No. C2300002009061120024549 effective April 29, 2010 (19)

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

55

* Filed herewith

** Furnished herewith

(1)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed on January 2, 2004

(2)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed on April 8, 2004.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 7, 2008.

(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB filed on March 31, 2006.

(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A filed on May 14, 2004.

(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 10, 2008.

(7)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on April 10, 2008.

(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on June 10, 2008.

(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 19, 2008.

(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 5, 2009.

(11)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 13, 2009.

(12)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed on April 17, 2009.

(13)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 30, 2009.

(14)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 25, 2010.

(15)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on August 16, 2010.

(16)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 12, 2011.

(17)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 18, 2011.

(18)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 14, 2011.

(19)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1/A filed on March 17, 2011.

(20)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on October 18, 2012.