Form 10-Q
period 2013-03-31
U.S. China Mining Group, Inc.
filed 2013-05-20
CIK 1145761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares of common stock outstanding as of March 31, 2013: 18,852,582

U.S. CHINA MINING GROUP INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

U.S. CHINA MINING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2013 AND DECEMBER 31, 2012

	2013	2012
	(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash & equivalents	$39,549,037	$40,289,757
Other receivables and prepaid expenses	275,446	242,908
Taxes receivable	611,262	631,353
Deposit for coal trading	1,995,485	2,085,585
Inventory	516,736	515,371

Total current assets	42,947,966	43,764,974

NONCURRENT ASSETS
Deposits for mine acquisition	4,785,572	4,772,934
Prepaid mining rights, net	13,688,512	13,675,734
Property and equipment, net	13,107,493	13,422,003
Construction in progress	19,444,806	19,012,421
Deferred tax asset, net	700,437	688,378
Asset retirement cost, net	2,426,142	2,427,456

Total noncurrent assets	54,152,962	53,998,926

TOTAL ASSETS	$97,100,928	$97,763,900

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Unearned revenue	$248,860	$82,479
Accrued liabilities and other payables	3,587,414	3,172,259
Taxes payable	4,115,390	3,619,848
Warrant derivative liability	919,186	750,035
Advance from shareholder	2,000	2,000

Total current liabilities	8,872,850	7,626,621

NONCURRENT LIABILITIES
Asset retirement obligation, net of deposit for mine restoration of $1,309,517 in 2013 and $1,306,059 in 2012, respectively	4,935,402	4,860,173

Total noncurrent liabilities	4,935,402	4,860,173

Total liabilities	13,808,252	12,486,794

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
Series A Preferred Stock, $0.001 par value, 8,000,000 shares authorized, 400,000 shares issued and outstanding	400	400
Common stock, $0.001 par value, 100,000,000 shares authorized, 18,852,582 shares issued and outstanding	18,852	18,852
Additional paid in capital	41,206,321	41,199,601
Statutory reserves	13,585,777	13,479,992
Accumulated other comprehensive income	9,991,935	9,772,780
Retained earnings	18,489,391	20,805,481

Total stockholders' equity	83,292,676	85,277,106

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$97,100,928	$97,763,900

The accompanying notes are an integral part of the consolidated financial statements.

U.S. CHINA MINING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2013	2012

Net sales	$538,855	$14,493,414
Cost of goods sold	484,714	10,408,432

Gross profit	54,141	4,084,982

Operating expenses
Selling	424,337	1,985,658
General and administrative	1,649,847	1,849,264

Total operating expenses	2,074,184	3,834,922

Income (loss) from operations	(2,020,043)	250,060

Non-operating income (expenses)
Interest income	38,195	48,027
Interest expense	(62,263)	(76,635)
Other expenses	(7,264)	(195)
Warrant derivative expense	(169,151)	(150,994)

Total non-operating expenses, net	(200,483)	(179,797)

Income (loss) before income tax	(2,220,526)	70,263
Income tax expense (benefit)	(10,220)	427,191

Net loss	(2,210,306)	(356,928)

Other comprehensive item
Foreign currency translation gain	219,155	93,484

Comprehensive loss	$(1,991,151)	$(263,444)

Basic and diluted weighted average shares outstanding	18,852,582	18,852,582

Basic and diluted net loss per share	$(0.12)	$(0.02)

The accompanying notes are an integral part of the consolidated financial statements.

U.S. CHINA MINING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(UNAUDITED)

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,210,306)	$(356,928)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	380,235	1,348,008
Changes in fair value of warrant derivative	169,151	150,994
Accretion of interest on asset retirement obligation	62,263	59,572
Stock option compensation	6,720	29,156
Changes in deferred tax	(10,220)	(80,888)
(Increase) decrease in assets and liabilities:
Accounts receivable	-	2,306,509
Other receivables, deposits and prepaid expenses	58,245	2,282
Inventory	-	(5,405,624)
Deposit for mine restoration	-	99,945
Unearned revenue	165,908	(306,441)
Accrued liabilities and other payables	25,026	218,488
Taxes payable	506,940	(833,275)

Net cash used in operating activities	(846,038)	(2,768,202)

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposal of fixed assets	181	-
Acquisition of property, plant & equipment	-	(16,234)

Net cash provided by (used in) investing activities	181	(16,234)

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	105,137	41,092

NET DECREASE IN CASH & EQUIVALENTS	(740,720)	(2,743,344)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	40,289,757	44,543,696

CASH & EQUIVALENTS, END OF PERIOD	$39,549,037	$41,800,352

Supplemental Cash flow data:
Income tax paid	$-	$2,749,450
Interest paid	$-	$17,063

The accompanying notes are an integral part of the consolidated financial statements.

U.S. CHINA MINING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   MARCH 31, 2013 (UNAUDITED) AND DECEMBER 31, 2012

1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

U.S. China Mining Group, Inc. (“SGZH” or the “Company”) was incorporated in Nevada on June 7, 2001, is engaged in coal production and sales by exploring, assembling, assessing, permitting, developing and mining coal properties in the People’s Republic of China (“PRC” or “China”). After obtaining permits from the Heilongjiang Province National Land and Resources Administration Bureau and the Heilongjiang Coal Production Safety Bureau, we extract coal, and then sell most of the coal on a metric ton (“ton”) basis for cash on delivery. Through the end of March 2008, our business consisted of the operations of our Tong Gong coal mine through our subsidiary, Heilongjiang Tong Gong Mining Co., Ltd. (“Tong Gong”), in northern PRC. The mine is located approximately 175 kilometers southwest of the city of Heihe in the Heilongjiang Province.

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

The consolidated interim financial information as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 were prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) were not included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2013, its consolidated results of operations and cash flows for the three months ended March 31, 2013 and 2012, as applicable, were made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Goodwill

As of December 31, 2012, the Company performed impairment testing of the Tong Gong reporting unit’s goodwill in accordance with ASU 2011-08 to determine if the carrying value of the goodwill exceeded its FV and if an impairment loss would need to be recognized.   Based on its testing, the Company concluded that the goodwill balance of $26.18 million was fully impaired as of December 31, 2012 resulting in a write-down of the entire amount. The goodwill impairment charge was non-cash and not deductible for income tax purposes; therefore, the Company did not record a corresponding tax benefit in 2012.

Asset Retirement Cost and Obligations, Deposit for Mine Restoration

The Company uses   FASB ASC Topic 410, “Asset Retirement and Environmental Obligation”.  At March 31, 2013 and December 31, 2012, there were no adjustments of the asset retirement obligations.

Xing An voluntarily applied to Daxinganling District Environment Protection Bureau for the asset retirement obligation and is obligated to account for land subsidence, restoration, rehabilitation and environmental protection at a rate of RMB 1 ($0.16) per ton based on total reserves at the end of the useful lives of the mines.

From January 1, 2009, Xing An and Tong Gong were required by the local Environment Protection Bureau and Heilongjiang Province National Land and Resources Administration Bureau (“HPNLRAB’) to deposit RMB 18,886,500 ($2,765,632) and RMB 5,000,000 ($731,090), respectively, within a certain period of time, presently expected to be three to five years, to a bank account held by local mining authority for land subsidence, restoration and rehabilitation when the mine is fully depleted. At March 31, 2013, Xing An deposited RMB 5,665,950 ($903,819) and Tong Gong deposited RMB 2,543,280 ($405,698). See additional discussion in Note 12, “Asset Retirement Cost and Obligations.”

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

Resource Compensation Fees

In accordance with the relevant regulations, a company engaged in coal production is required to pay a fee to the HPNLRAB for the depletion of coal resources. Tong Gong is required to pay mineral resource fees of RMB 4 ($0.64) per ton for its total production during the period; Xing An is required to pay resource fees at 1% of its total sales.  The Company expenses such costs as General and Administrative (“G&A”) expense when incurred.

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist primarily of accounts and other receivables. The Company does not require collateral or other security to support these receivables. The Company concentrates its sales to a few customers; the Company had 100% of its sales to two customers in the three months ended March 31, 2013 and 2012, respectively. See Note 15. The Company conducts periodic reviews of its customers’ financial condition and customer payment practices to minimize collection risk on its receivables.

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

Basic and Diluted Earnings (Loss) per Share (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares, warrants and stock options had been issued and if the additional common shares were dilutive. Diluted EPS are based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options and the if-converted method for the outstanding convertible preferred shares. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, convertible outstanding instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). During the three months ended March 31, 2013 and 2012, preferred shares and shares for options and warrants were not included in the calculation of diluted EPS as a result of their anti-dilutive feature because both basic and diluted weighted average number of shares and loss per share are equal.

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

The Company uses FASB ASC Topic 220 “Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income (loss) for the three months ended March 31, 2013 and 2012 consisted of net income (loss) and foreign currency translation adjustments.

New Accounting Pronouncements

As of March 31, 2013, there are no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

3.    INVENTORY

Inventory, at March 31, 2013 and December 31, 2012, consisted of coal extracted from the ground that is available for delivery to customers, as well as extracted coal removed from the ground but not yet processed through a wash plant. Inventory is valued at the lower of average cost or market, cost being determined on a first in, first out method and including labor costs, all expenditures directly related to the removal of coal, and amortization of mining rights and asset retirement cost.

4.    PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at March 31, 2013 and December 31, 2012:

	2013	2012
Building	$5,465,378	$5,450,943
Mining structure	13,450,961	13,415,437
Production equipment	4,936,236	4,923,200
Office equipment	66,246	69,682
Vehicles	222,942	222,715
Total	24,141,763	24,081,977
Less: Accumulated depreciation	(11,034,270)	(10,659,974)
Net	$13,107,493	$13,422,003

Depreciation for the three months ended March 31, 2013 and 2012 was $349,106 and $497,500, respectively.

5.   OTHER RECEIVABLES

Other receivables include advances to employees for traveling and other business related expenses, and appraisal and consulting fees for certain potential projects of the Company.

6.   PREPAID MINING RIGHTS

Prepaid mining rights are the portion of the mining rights for which the Company previously paid. The price is determined by the local mining bureau from which the Company acquired its mining rights, based in part on market prices set by HPNLARB and in part on negotiations with the local mining bureau. The price is established at the time of payment, regardless of when production of the underlying coal occurs. The price for Tong Gong was RMB 8 ($1.27) per ton for 2008 through 2013; the price for Xing An was RMB 9 ($1.43) per ton for 2008 through 2013.  Xing An paid for the mining rights in June 2008. Tong Gong needs to pay the remaining balance of $973,080 by September 30, 2017. For any mining rights granted prior to September 1, 2006, the Company is generally required to pay for the entire amount for coal underlying such mining rights within five years from the date such right is granted unless specific good cause exists for extension. Effective September 1, 2006, under the authority of the Heilongjiang Geology and Mineral Exploration Office, the Company has 10 years to pay for the coal underlying any mining rights granted on or after such date.

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

*paid for 733,795 metric tons

The Company’s prepaid mining rights consisted of the following at March 31, 2013 and December 31, 2012:

	2013	2012
Prepaid mining rights	$27,461,009	$27,388,485
Less: Amortized portion	(13,772,497)	(13,712,751)
Prepaid mining rights, net	$13,688,512	$13,675,734

The Company amortizes the mining rights by using total cost of mining rights (the sum of those for which the Company has paid and those for which the Company is still committed to pay) divided by total salable reserves determined under SEC Industry Guide 7, multiplied by production during the period.  The cost of unpaid mining rights is assumed to be the same as the most current prepaid mining right price per ton paid by the Company (RMB 8 ($1.26) per ton).  Amortization was $23,399 and $764,700 for the three months ended March 31, 2013 and 2012, respectively.

As of March 31, 2013 and December 31, 2012, the total quantity of coal the Company is allowed to extract under the mining rights of Xing An and Tong Gong was 25,931,500 tons (as per above table); however, as noted in the table above, this amount reflects the in place resources on which the mining rights are based and to which those mining rights extend. But these amounts, determined by the appropriate PRC authorities, do not coincide with the definition of proven and probable product reserves of SEC Industry Guide 7, which would be 7.83 million tons as of March 31, 2013. The Company paid for 25,165,295 tons at March 31, 2013, and is committed to pay for 766,205 tons of coal at RMB 8 ($1.27) per ton, or $973,080, which must be paid by September 30, 2017. The prepayment of mining rights is accounted for similar to a royalty agreement as neither the payment terms nor the price per ton is fixed.

7.   CONSTRUCTION IN PROGRESS

Construction in progress is the amount paid for a new building of Xing An commenced in 2012, and for the Xing An mines’ maintenance and retrofit project which commenced in 2009.  The estimated cost for the new building was $5.73 million and is expected to be completed in 2013.  The maintenance and retrofit project included building a new mining tunnel while maintaining, altering and improving the mining property to accommodate all-year-round mining production in the future. The estimated cost for the retrofit was $20 million and is expected to be completed in 2013. The Company has incurred $19.44 million (consisting of $15.23 million for mine retrofit and $4.21 million for the new building) and $19.01 million (consisting of $15.21 million for mine retrofit and 3.82 million for the new building) construction in progress as of March 31, 2013 and December 31, 2012, respectively.

8.   RELATED PARTY TRANSACTIONS

Lease from shareholder

Xing An leases its office and certain office equipment under long-term leases from a principal shareholder for approximately $2,000 (RMB 12,500) per month (See Note 18). The operating lease requires Xing An to pay certain operating expenses applicable to the leased premises.

9.   ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at March 31, 2013 and December 31, 2012:

	2013	2012
Accrued liabilities	$250,417	$158,462
Other payables
Education and union outlays	156,570	156,156
Refundable deposit from a contractor for Tong Gong’s mining work	319,033	318,193
Transportation infrastructure construction fee	13,958	13,006
Mine security special purpose fee	13,958	6,175
Coal price adjustment fund	13,958	6,175
Resource compensation fee	88,535	88,301
Accrued cost for construction of the new building (see Note 7)	2,630,195	2,242,218
Other	100,790	183,573

Total	$3,587,414	$3,172,259

Accrued liabilities were mainly for accrued payroll, welfare and legal and audit expenses.  Transportation infrastructure construction fee was a fee for Tong Gong and Xing An levied by the provincial government at RMB 10 ($1.59) per ton based on sales volume. Coal mine security special purpose fee was a fee for Tong Gong levied by the local authority at RMB 10 ($1.59) per ton based on sales volume. Coal price adjustment fund was a fee for Tong Gong levied by the local authority at RMB 10 ($1.59) per ton based on sales volume.  Other mainly consisted of payables for employees’ welfare, social security and personal income tax withholding.

At March 31, 2013 and December 31, 2012, the Company had a refundable deposit from a contractor for Tong Gong’s mining work for $319,000. The Company outsourced Tong Gong mining work to an independent contractor for three years from October 1, 2009 to September 30, 2012. The Company renewed the service term with this contractor through December 31, 2013. The contractor was required to pay a deposit for mining safety assurance, which will be refunded when the contract expires.

10.   TAXES PAYABLE AND RECEIVABLE

Taxes payable consisted of the following at March 31, 2013 and December 31, 2012:

	2013	2012
Land	$3,347,477	$2,670,909
Value added	757,474	813,478
Resource	3,210	43,962
Other	7,229	91,499
Total	$4,115,390	$3,619,848

Taxes receivable consisted of the following at March 31, 2013 and December 31, 2012:

	2013	2012
Income	$524,295	$621,439
Other	86,967	9,914
Total	$611,262	$631,353

11. LOAN PAYABLE AND DEPOSIT FOR COAL TRADING

At March 31, 2013 and December 31, 2012, the Company had a refundable deposit of $1,995,485 and $2,085,585, respectively, as an advance for its coal trading business with certain US brokers. In June 2011, the Company made these refundable advances to coal brokers as deposits for buying coal and other mineral products in the US. The advances will be applied to the purchase price or refunded if no purchase is made. During 2012, the Company did not have any export transactions. The Company reassessed the market situation and the risk of the fund and started to require the brokers to refund the deposits. As of March 31, 2013, the broker has refunded $90,100. On April 13, 2013, our Chief Executive Officer guaranteed the outstanding amount of the deposits and pledged 1 million shares of the Company’s common stock as partial security in support of the guaranty. On May 15, 2013, the third party that currently holds the deposits, a logistics company in China, agreed to refund the outstanding deposit balance to the Company by the end of 2013.

12.  ASSET RETIREMENT COST AND OBLIGATION

Xing An voluntarily applied to Daxinganling District Environment Protection Bureau for asset retirement obligation to get a tax deduction and is obligated to account for land subsidence, restoration, rehabilitation and environmental protection at RMB 1 ($0.16) per ton for total reserves at the end of the useful lives of the mines.  These activities include reclaiming the pit, sealing portals at underground mines, and reclaiming and vegetating refuse areas.

Effective January 1, 2009, Xing An and Tong Gong were required by the local Environment Protection Bureau and HPNLRNB to deposit RMB 18,886,500 ($2,765,632) and RMB 5,000,000 ($731,090), respectively, within a period of time presently expected to be three to five years to a bank account held by local mining authority for land subsidence, restoration and rehabilitation when the mine is fully depleted.  At March 31, 2013, Xing An deposited RMB 5,665,950 ($903,819), and Tong Gong deposited RMB 2,543,280 ($405,698).

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

Asset Retirement Cost at March 31, 2013 and December 31, 2012 was:
	2013	2012
Asset retirement cost	$4,749,277	$4,736,734
Less: Accumulated amortization	(2,323,135)	(2,309,278)
	$2,426,142	$2,427,456

Amortization for asset retirement cost for the three months ended March 31, 2013 and 2012 was $7,700 and $132,300, respectively.

Changes in Asset Retirement Obligation for the three months ended March 31, 2013 and for the year ended December 31, 2012 consisted of the following:

	2013	2012
Balance at beginning of period	$4,860,173	$4,689,114
Accretion of interest expense	62,263	238,096
Foreign currency translation gain (loss)	12,966	(67,037)
Ending balance	$4,935,402	$4,860,173

13.  DEFERRED TAX ASSET, NET

Deferred tax asset is the difference between the tax and book depreciation of mining shafts using unit-of-production method, amortization of mining rights for reserves under SEC Industry Guide 7, and amortization of asset retirement cost. Effective May 1, 2011, Tong Gong is required to pay additional safety and maintenance expense at RMB 10 ($1.59) per ton to the local government. The Company records this payment as an expense and also records a deferred tax asset for future tax deduction when the expense is actually incurred. The amount paid to the government can be recovered from the local government under certain circumstances. However, it is not clear whether the Company will be able to recover the amount paid to the government. Accordingly, the payments to government are recorded as an expense.

Deferred tax liability consisted of tax-deductible safety and maintenance expenses RMB 14.7 ($2.31) per ton for Tong Gong, RMB 14.7 ($2.31) for Xing An until 2011 and increased to RMB 23.7 ($3.73) in 2012 to be incurred in the future for coal produced. It is deductible for tax purposes at a predetermined rate per ton of coal produced per year until April 2011.  For financial reporting purposes, this was recorded as an appropriation of retained earnings. As defined under US GAAP, a liability for safety and maintenance expenses does not exist at the balance sheet date because there is no present obligation to transfer assets or to provide services as a result of any past transaction (see Note 16 - Statutory Reserves).  Effective May 1, 2011, per ruling No. 26, issued in 2011 by National Tax Authority Regarding Coal Mine Enterprise Tax Deduction Guidance for Maintenance of Productivity Expenses and Security (M&S), M&S expense can only be deductible under PRC tax law when the expense is incurred. Accordingly, there was no deferred tax liability for M&S expense since then.

Deferred tax asset consisted of the following at March 31, 2013 and December 31, 2012:

	2012	2011
Deferred tax asset on amortization of mining rights, amortization of asset retirement cost, depreciation of assets using unit-of-production method; and mine safety and maintenance expenses	$3,030,469	$3,012,256
Deferred tax liability on statutory reserves for mine safety and maintenance expenses	(2,330,032)	(2,323,878)
Net deferred tax asset	$700,437	$688,378

14.  INCOME TAXES

The Company is subject to income taxes by entity on income from the tax jurisdiction in which each entity is domiciled.

US China Mining Group, Inc., the US parent company, was incorporated in Nevada and has net operating losses (“NOL”) for income tax purposes.  The US parent company has NOL carry forwards for income taxes of approximately $6.69 million at March 31, 2013, which may be available to reduce future years’ taxable income as NOLs can be carried forward up to 20 years from the year the loss is incurred. Management believes the realization of the benefits from these losses is uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided for the US parent company.

Tong Gong is a Sino-foreign joint venture enterprise formed in the PRC subject to PRC income tax. According to the PRC government local tax bureau, and is subject to a 25% income tax rate.  Xing An is subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

Consolidated foreign pretax earnings (loss) approximated $(1.93) million and $0.70 million for the three months ended March 31, 2013 and 2012, respectively. Pretax earnings of a foreign subsidiary are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent those earnings are invested indefinitely outside the United States. At March 31, 2013, $45.79 million of accumulated undistributed earnings of non-U.S. subsidiaries was invested indefinitely. At the existing U.S. federal income tax rate, additional taxes of $4.12 million would have to be provided if such earnings were remitted currently.

The following table reconciles the US statutory rates to the Company’s consolidated effective tax rate for the three months ended March 31, 2013 and 2012:

	2013	2012
US statutory rates (benefit)	(34.0)%	34.0%
Tax rate difference	7.8%	(89.1)%
Permanent difference – change in FV of Warrants	2.6%	73.1%
Permanent difference – accretion of interest on asset retirement obligation and excess portion of asset retirement cost per US GAAP over amount allowed for deduction per PRC tax	0.9%	40.8%
Valuation allowance on US NOL	22.2%	549.1%

Tax (benefit) per financial statements	(0.5)%	607.9%

The provisions for income tax for the three months ended March 31, 2013 and 2012 consisted of the following:

	2013	2012
Income tax expense – current	$-	$508,079
Income tax benefit – deferred	(10,220)	(80,888)
Total income tax expense (benefit)	$(10,220)	$427,191

15.  MAJOR CUSTOMERS AND VENDORS

Below is the table indicating the major customers accounting for over 10% of the Company’s total sales for the three months ended March 31, 2013 and 2012:

Customers	Sales of 2013	Percentage to Total Sales	Sales of 2012	Percentage to Total Sales
Customer A	$355,644	66%	$10,573,583	73%
Customer B	$183,211	34%	$3,919,831	27%

At March 31, 2013 and December 31, 2012, the total receivable balance due from these customers was $0.

There were no major vendors for the Company for the three months ended March 31, 2013 or 2012.

16.  STATUTORY RESERVES

Pursuant to the corporate law of the PRC effective January 1, 2006, the Company is now only required to maintain one statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings.

Non-Surplus reserve fund (Safety and Maintenance)

According to ruling No. 119 (2004) issued May 21, 2004, and amended ruling No. 168 (2005) on April 8, 2005, and ruling No. 16 issued in February 2012, by the PRC Ministry of Finance (“MOF”) regarding “Accrual and Utilization of Coal Production Safety Expense” and “Criterion on Coal Mine Maintenance and Improvement”, and “Accrual and Utilization of Enterprise Safety Production Fee”, respectively, the Company is required to accrue safety and maintenance expenses monthly to the cost of production. The accrual is determined based on management’s best estimates within the unit price range provided by MOF of PRC. Currently, Xing An accrues RMB 15 ($2.39) per ton for safety expense and RMB 8.7 ($1.39) per ton for maintenance for the quantity of coal produced; and Tong Gong accrues RMB 6 ($0.95) per ton for safety expense and RMB 8.7 ($1.39) per ton for maintenance for the quantity of coal produced. As defined under US GAAP, a liability for safety and maintenance expenses does not exist at the balance sheet date because there is no present obligation to transfer assets or to provide services as a result of any past transactions. Therefore, for financial reporting purposes, this reserve was recorded as an appropriation of retained earnings.

According to the ruling No. 1 (2009) of Heilongjiang province and practice requirement of Heihe government, Tong Gong is also required to pay additional safety and maintenance expenses of RMB 10 ($1.59) per ton to the local government. The Company records this payment as an expense. The amount paid to the government can be recovered from the local government under certain circumstances. However, it is not clear whether the Company will be able to recover the amount paid to the government. Accordingly, the payment to government is recorded as an expense.

The statutory reserves were as follows as of March 31, 2013 and December 31, 2012:

	2013	2012
Statutory surplus reserve	$3,279,027	$3,257,850
Safety and Maintenance reserve	10,306,750	10,222,142
Total	$13,585,777	$13,479,992

17.  SHAREHOLDERS’ EQUITY

SHARES ISSUED THROUGH PRIVATE PLACEMENT

On January 7, 2011, US China Mining Group, Inc. entered into a Securities Purchase Agreement with investors, pursuant to which the Company sold to the Investors, in a private placement, 3,750,000 Units at $4.00 per Unit. Each Unit was comprised of (i) one share of our common stock, par value $0.001 per share, and (ii) a five-year warrant (the “Investor Warrant”) to purchase 0.5 shares of our Common Stock at $6.80 per share. In connection with the closing of the Private Placement, the Company received $13,650,500 after payment of $1,349,500 of cash commissions to the Placement Agent, and other offering expenses and related costs in connection with the Private Placement. In addition, the Company issued to the Placement Agents five-year warrants “Agent Warrants” to purchase 375,000 shares of our Common Stock, at $6.80 per share.  At March 31, 2013, the remaining term of the warrants was 2.76 years.

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

The Company accounted for the warrants issued to the investors and placement agents based on the FV method under ASC Topic 505. The FV of the warrants was calculated using the Black Scholes Model and the following assumptions: estimated life of five years, volatility of 100%, risk free interest rate of 2.76%, and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options and warrants. The FV of the warrants at grant date was $13,153,426. Accordingly to FASB ASC 815-40-55, the warrants were classified as a liability on the balance sheet and adjusted to FV at each reporting period as they have a ratchet provision for adjusting the strike price if equity is issued at a later date at a price below the strike price. The Company adjusted the FV of derivative liability to $919,186 and $750,035 for warrants at March 31, 2013 and December 31, 2012, respectively, and recognized a loss of $169,151 and a loss of $150,994 during the three months ended March 31, 2013 and 2012, respectively

MAKE GOOD PROVISION

The make good pledgor, Mr. Guoqing Yue, Chairman of the board of directors of the Company, pledged 500,000 Ordinary Shares owned by the Make Good Pledgor (the “Make-Good Shares”) with a FV at December 31, 2011 of $550,000.  The Make-Good Shares are reserved for the benefit of the Investors, and shall be issued to the Investors if (i) the net revenue of the Company reported for the existing business segments (excluding any future acquisitions) in the Annual Report of the Company on Form 10-K (or such other form appropriate for such purpose as promulgated by the Commission) for 2011, as filed with the Commission (the “2011 Annual Report”), is less than $81,300,000 for 2011 (the “2011 Guaranteed Amount”) or (ii) the net revenue of the Company reported for the existing business segments (excluding any future acquisitions) in the Annual Report of the Company on Form 10-K (or such other form appropriate for such purpose as promulgated by the Commission) for 2012, as filed with the Commission (the “2012 Annual Report”), is less than $102,000,000 for 2012 (the “2012 Guaranteed Amount”), then in either case, the Make Good Escrow Agent (on behalf of the Make Good Pledgor) will, without any further action on the part of the Investors, transfer a number of Make Good Shares (as calculated below) to the Investors on a pro-rata basis (determined by dividing each Investor’s Investment Amount by the aggregate of all Investment Amounts delivered to the Company by the Investors hereunder) for no consideration other than payment of their respective Investment Amount paid to the Company at Closing.  If the net revenue of the Company for the existing business segments (excluding any future acquisitions) for 2011 equals or exceeds the 2011 Guaranteed Amount, then 50% of the Make Good Shares will be released back to the Make Good Pledgor.  The number of Make Good Shares transferable to Investors shall be calculated as follows:

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

At December 31, 2011, the Company did not meet the 2011 Guaranteed Amount of $81,300,000; accordingly, 168,000 shares were transferred to investors in August 2012.  At December 31, 2012, the Company did not meet the 2012 Guaranteed Amount of $102,000,000; accordingly, the remaining 332,000 shares will be transferred to investors in 2013. Since the shares will be issued in connection with the equity financing, the FV of the make good shares was debited from and credited to additional paid in capital.

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

On February 24, 2012, the Company granted 20,000 stock options to a director at $1.00 per share with a term of five years. The options vested and became exercisable in two equal installments: the first six months from the option grant date and the second six months thereafter. The options granted on February 24, 2012 have a life of five years, with volatility of 201%, risk free interest rate of 0.89%, and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options. Total FV of the 50,000 options granted on February 24, 2012 was $19,518. On February 24, 2013, the Company granted another 20,000 stock options to this director at $0.27 per share with a term of five years. The options vest and become exercisable in two equal installments: the first six months from the option grant date and the second six months thereafter. The options granted on February 24, 2013 have a life of five years, with volatility of 244%, risk free interest rate of 0.78%, and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options. Total FV of the 20,000 options granted on February 24, 2013 was $5,366.

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

The following table summarizes activities of these options:

	Number of Shares	Average Exercise Price per Share ($)	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2012	165,000	5.59	3.15
Exercisable at January 1, 2012	130,000	5.88	2.88
Granted	70,000	1.00	5.00
Exercised	-	-	-
Outstanding at December 31, 2012	235,000	4.22	2.76
Exercisable at December 31, 2012	200,000	4.78	2.51
Granted	20,000	0.27	5.00
Exercised	-	-	-
Outstanding at March 31, 2013	255,000	3.91	2.69
Exercisable at March 31, 2013	235,000	4.22	2.51

The Company recorded $6,720 and $29,156 of compensation expense for stock options during the three months ended March 31, 2013 and 2012, respectively. There were no options exercised during the three months ended March 31, 2013 and 2012.

WARRANTS ISSUED TO INVESTOR RELATIONS FIRMS

On April 19, 2010, the Company granted warrants to acquire 200,000 shares of the Company’s common stock, at $9.50 per share to an investor relations (“IR”) firm. The warrants have a term of five years. The Company accounted for warrants issued to this IR firm based on ASC 505-50 at each balance sheet date and expense recorded based on the period elapsed at each balance sheet date, which is the date at which the counterparty’s performance is deemed to be completed for the period. The FV of each warrant granted is estimated on the date of the grant using the Black-Scholes option pricing model under ASC 505-30-11 and is recognized as compensation expense over the service term of the IR agreement as it is a better matching of cost with services received. The warrants are classified as equity instruments and are exercisable into a fixed number of common shares. There is no commitment or requirement to change the quantity or terms based on conditions to the counterparty’s performance or market conditions.  These warrants are non forfeitable. The FV of the warrants was calculated using the following assumptions: estimated life of five years, volatility of 100%, risk free interest rate of 2.76%, and dividend yield of 0%. In January 2011, the Company terminated the IR service agreement with this IR firm, and accordingly, the unrecorded FV of the warrants issued to this IR firm was fully expensed at termination date.

On January 18, 2011, the Company agreed to issue warrants to another IR firm as follows:

For each six-month period, warrants will be issued to purchase 20,000 shares at $6.00 per share.  Warrants to purchase 20,000 shares for the first six months of service were issued by April 18, 2011 (the “Tranche 1 Warrant”) and vested on July 18, 2011 and will expire on July 18, 2014.  Warrants to purchase 20,000 shares for the second six months of service were issued by October 18, 2011 and vested on January 18, 2012 and will expire on January 18, 2015.  Additionally, warrants to purchase 40,000 shares will be issued if the share price trades above $12 and the stock achieves an average daily trading volume (“ADTV”) of 50,000 for 30 days.  This contract has now terminated and, therefore, no more warrants will be issued.  The Company accounted for warrants issued to this IR firm based on ASC 505-50 at each balance sheet date as described above. The warrants are classified as equity instruments and are exercisable into a fixed number of common shares. There is no commitment or requirement to change the quantity or terms based on conditions to the counterparty’s performance or market conditions.  The FV of the warrants for the Tranche I and II Warrant was calculated using the following assumptions: estimated life of five years, volatility of 100%, risk free interest rate of 2.76%, and dividend yield of 0%. The FV of Tranche 1 Warrant that was issued at April 18, 2011 was $36,857. The FV of Tranche II Warrant issued at October 18, 2011 was $8,407.

The following table summarizes activity for the warrants to certain investor relations firms:
	Number of Shares	Average Exercise Price per Share ($)	Weighed Average Remaining Contractual Term in Years
Outstanding at January 1, 2012	240,000	8.92	3.17
Exercisable at January 1, 2012	240,000	8.92	3.17
Granted	-	-	-
Exercised	-	-	-
Outstanding at December 31, 2012	240,000	8.92	2.17
Exercisable at December 31, 2012	240,000	8.92	2.17
Granted	-	-	-
Exercised	-	-	-
Outstanding at March 31, 2013	240,000	8.92	1.92
Exercisable at March 31, 2013	240,000	8.92	1.92

The Company recorded $0 warrant expense during the three months ended March 31, 2013 and 2012, respectively.

WARRANTS ISSUED THROUGH PRIVATE PLACEMENT

On January 7, 2011, the Company entered into a Securities Purchase Agreement with investors, pursuant to which the Company sold to the Investors, in a private placement, 3,750,000 Units at $4.00 per Unit. Each Unit was comprised of (i) one share of our common stock, par value $0.001 per share, and (ii) a five-year warrant (the “Investor Warrant”) to purchase 0.5 shares of our Common Stock at $6.80 per share. In connection with the closing of the Private Placement, the Company received $13,650,500 after payment of $1,349,500 of cash commissions to the Placement Agent, and other offering expenses and related costs in connection with the Private Placement. In addition, the Company issued to the Placement Agents five-year warrants to purchase 375,000 shares of our Common Stock, at $6.80 per share.  At March 31, 2013, the remaining term of the warrants was 2.76 years.

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

The Company accounted for the warrants issued to the investors and placement agents based on the FV method under ASC Topic 505. The FV of the warrants was calculated using the Black Scholes Model and the following assumptions: estimated life of five years, volatility of 100%, risk free interest rate of 2.76%, and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options and warrants. The FV of the warrants at grant date was $13,153,426.  Accordingly to FASB ASC 815-40-55, the warrants were classified as a liability on the balance sheet and adjusted to FV at each reporting period as they have a ratchet provision for adjusting the strike price if equity is issued at a later date at a price below the strike price. The Company adjusted the FV of derivative liability to $919,186 and $750,035 for warrants at March 31, 2013 and December 31, 2012, respectively, and recognized a loss of $169,151 and $150,994 during the three months ended March 31, 2013 and 2012, respectively.

The following table summarizes activity for the warrants issued in connection with the private placement:

	Number of Shares	Average Exercise Price per Share ($)	Weighed Average Remaining Contractual Term in Years
Outstanding at January 1, 2012	2,250,000	6.80	4.01
Exercisable at January 1, 2012	2,250,000	6.80	4.01
Granted	-	-	-
Exercised	-	-	-
Outstanding at December 31, 2012	2,250,000	6.80	3.01
Exercisable at December 31, 2012	2,250,000	6.80	3.01
Granted	-	-	-
Exercised	-	-	-
Outstanding at March 31, 2013	2,250,000	6.80	2.76
Exercisable at March 31, 2013	2,250,000	6.80	2.76

18.  OTHER CONTINGENCIES AND COMMITMENTS

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

The Company leases the office for Xing An in Jiagedaqi City and certain office equipment from a principal shareholder under long-term lease agreements with monthly payments of approximately $2,000 (RMB 12,500) expiring July 30, 2015. The operating lease agreements provide the Company pays certain operating expenses applicable to the leased premises.

The Company’s rental expense for the three months ended March 31, 2013 and 2012 was $20,000 and $20,000, respectively.

As of March 31, 2013, the future minimum annual lease payments required under operating leases, are as follows:

April 1, 2013 - March 31, 2014	$24,000
April 1, 2014 – March 31, 2015	24,000
April 1, 2015 - to July 30, 2016	8,000
Total	$56,000

During the fourth quarter of 2012 and the first quarter of 2013, serious accidents occurred at  coal mines in neighboring areas in the Heilongjiang province where our mines are located. Consequently, the provincial mining authority has requested that all of the local coal mines mandatorily cease production for further safety review, in connection with the annual re-inspection, and approval to undertake production again. The coal mines need to meet strict regulatory standards during the inspection and must advance a RMB30 million coal mine safety deposit into a government custodian account before they can be approved for production. The annual inspection usually occurs shortly after the Chinese New Year holiday, but the process was delayed this year until the provincial government announced this new policy in May. We expect Tong Gong to resume production in the second quarter after the inspection and our payment of the mine safety deposit. Because Xing An does not produce coal during the summer months due to the specific nature of the mines, we do not expect to advance the mine safety deposit at this time. We expect to make the deposit for Xing An in time to resume production in the fourth quarter.

19. ACQUISITION OF COAL MINES

On January 20, 2011, the Company signed an agreement with an owner of a coal mine in Guizhou China. Pursuant to the agreement, the Company advanced a refundable RMB 30 million ($4.7 million, the maximum amount provided under the agreement) to an escrow account to be used for improvements to this mine. In addition, the Company intends to acquire the mine from the individual owner if the owner can complete the necessary restructuring of the mine as appropriate for acquisition and the new mining company after the restructuring has received all government required permits for normal production. If the potential acquisition goes forward, the escrow amount will be treated as partial consideration. If not, the amount will be reimbursed to the Company. During 2011, the owner completed the mine improvement construction and organization restructuring as appropriate for potential acquisition. The renovated mine has been in official test runs since July 2011, and is currently applying for all necessary mining and operating permits. The Company expects to acquire the mine once all the necessary permits are in place. The local mining authority delayed the approval of new permits for new or renovated mines during 2012 as a matter of policy and as a result of unexpected accidents that occurred in the neighboring counties. The Company expects to see progress in this acquisition in 2013 when the local government moves forward in its consolidating plan (where it plans to significantly reduce the number of operating mines by shutting down or discontinuing small mines with poor conditions and/or, safety and environment problems) and resumes the mining permit procedure.

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

Beginning in 2011, after China’s decade-long efforts to increase coal production and supply on the national level, supply of coal in China began outpacing demand.  Additionally, the government no longer supports or controls prices and allows prices to float, which, given the current excess supply, puts downward pressure on prices.  These pricing pressures together with transportation difficulties in both 2012 and 2013 and lower sales, including lower brokerage sales, resulted in an increase of inventory on hand for most of the year.  However, if the price does not rebound, the Company may, however, determine that it is more economically beneficial to not mine the coal or, if mined, to hold the coal in inventory, rather than to undertake sales, until market conditions improve.

During the fourth quarter of 2012 and the first quarter of 2013, serious accidents occurred at  coal mines in neighboring areas in the Heilongjiang province where our mines are located. Consequently, the provincial mining authority has requested that all of the local coal mines mandatorily cease production for further safety review, in connection with the annual re-inspection, and approval to undertake production again. The coal mines need to meet strict regulatory standards during the inspection and must advance a RMB30 million coal mine safety deposit into a government custodian account before they can be approved for production. The annual inspection usually occurs shortly after the Chinese New Year holiday, but the process was delayed this year until the provincial government announced this new policy in May. We expect Tong Gong to resume production in the second quarter after the inspection and our payment of mine safety deposit. Because Xing An does not produce coal during the summer months due to the specific nature of the mines, we do not expect to advance the mine safety deposit at this time. We expect to make the deposit for Xing An in time to resume production in the fourth quarter.

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

Goodwill

As of December 31, 2012, the Company performed impairment testing of the Tong Gong reporting unit’s goodwill in accordance with ASU 2011-08 to determine if the carrying value of the goodwill exceeded its FV and if an impairment loss would need to be recognized.   Based on its testing, the Company concluded that the goodwill balance of $26.18 million was fully impaired as of December 31, 2012 resulting in a write-down of the entire amount. The goodwill impairment charge was non-cash  and not deductible for income tax purposes; therefore, the Company did not recorded a corresponding tax benefit in 2012.

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

Recent Accounting Pronouncements

As of March 31, 2013, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2013 and 2012

The following table sets forth the results of our operations for the three months ended March 31 in each of the years indicated as a percentage of net sales:

	2013		2012
	$	% of Sales	$	% of Sales
Sales	538,855	100%	14,493,414	100%
Cost of Goods Sold	484,714	90%	10,408,432	72%
Gross Profit	54,141	10%	4,084,982	28%
Operating Expenses	2,074,184	385%	3,834,922	26%
Income (Loss) from Operations	(2,020,043)	(375)%	250,060	2%
Other Expenses, Net	(200,483)	(37)%	(179,797)	(1)%
Income Tax Expense (Benefit)	(10,220)	(2)%	427,191	3%
Net Loss	(2,210,306)	(410)%	(356,928)	(2)%

Coal mining production, brokerage and sales at our three mines, in tons, for the periods indicated:

	Tong Gong Coal Mine
	Salable Production		Brokerage		Sales
	2013	2012	2013	2012	2013	2012

Three months ended March 31	8,750	34,990	-	60,000	8,750	94,990

	Xing An Coal Mines (Hong Yuan and Sheng Yu)
	Salable Production		Brokerage		Sales
	2013	2012	2013	2012	2013	2012

Three months ended March 31	-	351,376	-	-	-	185,495

Sales.  China’s coal industry saw another  turndown in the first quarter of 2013, due to the slowing-down of the national economy and the government’s recent efforts to float coal prices and loosen controls on the import and export of coal.  The, result has been a growing surplus of supply over demand, continuously falling market prices for coal, especially power coal, and higher consumption of imported coal, all of which has a negative impact on local coal business. Our revenues are from sales of coal. During the three months ended March 31, 2013, we had sales of $0.54 million compared to $14.49 million for 2012, a decrease of 96%. In the three months ended March 31, 2013, our sales volume decreased from both our Xing An and Tong Gong mines compared to the same period in 2012. The average selling price per ton for the three months ended March 31, 2013 was $61.58 as compared to $51.67 for 2012. Our sales volume was 8,750 tons for the three months ended March 31, 2013, compared to 280,485 tons for 2012, a decrease of 97%, resulting primarily from the decrease in our mines’ production, as described below, and the decrease of local demand. The decrease in local demand was attributable to the factors described above and the government’s policies of limiting coal consumption in favor of alternative fuel sources in residential and even for industrial usages, due to worsening air pollution in China, and the negative impacts from customers’ use of more coal imported from neighboring areas in Inner Mongolia at cheaper prices during 2013 as well as logistic difficulties for Xing An and its customer.

Cost of Goods Sold. Cost of goods sold (“COGS”) for the three months ended March 31, 2013 was $0.48 million, a decrease of $9.92 million or 95%, from $10.41 million for 2012. Our total production for the three months ended March 31, 2013 was 8,750 tons, compared to 386,366 tons for 2012, a decrease of 377,616 tons, resulting from the changing geological conditions of Tong Gong mine’s under-shaft with increased rock zone as a result of our having to mine into the deeper areas of the underground mine, which limits the lifting capacity and results in higher extraction costs; as well as temporarily cease of the production of the Tong Gong mine due to government inspection requirements. In addition, Xing An also temporarily ceased production in the first quarter of 2013 due to the mine retrofit project and the government’s inspection requirements. During the fourth quarter of 2012 and the first quarter of 2013, serious accidents occurred at coal mines in neighboring areas in the Heilongjiang province where our mines are located.  Consequently, the provincial mining authority has requested that all of the local mines mandatorily cease production for further safety review, in connection with the annual re-inspection, and approval before they would be allowed to re-open for production.  The coal mines need to meet strict regulatory standards during the inspection and must advance a RMB30 million coal mine safety deposit into a government custodian account before they can be approved for production.  The annual inspection usually occurs shortly after the Chinese New Year holiday, but the process was delayed this year until the provincial government announced this new policy in May.  We expect Tong Gong to resume production in the second quarter after the inspection and payment of the mine safety deposit.  Because Xing An does not produce coal during the summer months due to the specific nature of the mines, we do not expect to advance the mine safety deposit at this time. We expect to make the deposit and prepare Xing An to resume production in the fourth quarter.  COGS as a percentage of sales was 90% for the three months ended March 31, 2013, compared to 72% in 2012. Our average cost per ton was $55.40 in the three months ended March 31, 2013, compared to $37.11 in 2011. This increase was primarily attributable to higher infrastructure, safety and environment standard requirements and overall inflation in China resulting in increased labor, certain materials and energy costs used for the mining and processing. In addition, decreased production/sales volume caused relatively higher depreciation and amortization cost per tonnage unit, resulting in higher unit cost on average.  We anticipate that it will take some time for the national and local market to rebound due to the changed market conditions and new rules.  As a result, we will keep taking more conservative positions in production, for example, by only producing coal for sale and not for brokerage, and we will actively pursue new customers with more competitive prices. However, if the price does not rebound, the Company may determine that it is more economically beneficial to not mine the coal or, if mined, to hold the coal in inventory, rather than to undertake sales, until market conditions improve.

Gross Profit. Gross profit was $54,141  for the three months ended March 31, 2013 compared to $4.08 million for 2012, a decrease of $4.03 million. Our gross profit as a percentage of sales was 10% and 28% for the three months ended March 31, 2013 and 2012, respectively. The decrease in gross profit was due to decreased sales and increased percentage of COGS to the sales, as explained in the above section.

Operating Expenses.  Operating expenses totaled $2.07 million for the three months ended March 31, 2013 compared to $3.83 million for 2012, a decrease of $1.76 million or 46%. The decrease was attributable to decreased selling expenses resulting from decreased sales in the first quarter of 2013 compared to the comparable period of 2012; and decreased G&A expenses resulting from decreased production and sales activities.

Other Expenses. Other expenses totaled $200,483 for the three months ended March 31, 2013 compared to $179,797 for 2012. In the three months ended March 31, 2013, we had interest expense of $62,263 compared to $76,635 in 2012.  We had non-cash non-operating expense of $169,151  in the three months ended March 31, 2013 compared to $150,994  in 2012, resulting from the change of fair value of the derivative warrants we issued to approximately 200 investors and agents through the January 2011 Private Placement.

Net Income (Loss). Our net loss for the three months ended March 31, 2013 was $2.21 million compared to  $0.36 million for 2012, an increase of $1.85 million. This was mainly attributed to decreased sales in the first quarter of 2013 compared to the comparable period of 2012.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Comparison of the three months ended March 31, 2013 and 2012

As of March 31, 2013, we had cash and equivalents of $39.55 million. Our working capital was $34.08 million. The ratio of current assets to current liabilities was 4.84:1 at March 31, 2013.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2013 and 2012:

	2013	2012
Cash provided by (used in):
Operating Activities	$(846,038)	$(2,768,202)
Investing Activities	$181	$(16,234)
Financing Activities	$-	$-

Net cash used in operating activities was $0.85 million for the three months ended March 31, 2013 compared to net cash used in operating activities of $2.77 million in 2012. In 2013, the decrease in cash outflow was primarily due to 1) less inventory on hand compared to $5.4 million cash outflow from inventory on hand in 2012, 2) increased cash prepayment received  as unearned revenue to date in 2013, and 3) less payment for tax payables resulting from decreased taxable income in 2013.

Net cash provided by investing activities was $181 for the three months ended March 31, 2013 compared to net cash used of $16,234 in 2012. In the three months ended March 31, 2013, we had $181 proceeds from disposal of fixed assets. In the three months ended March 31, 2012, we paid $16,234 for acquisition of property and equipment.

The Company did not have financing activities in either of the three months ended March 31, 2013 and 2012.

Based on our current expectations, we believe our cash and equivalents, and cash to be generated from operations will satisfy our working capital needs and other liquidity requirements associated with our existing operations in 2013. We continue to seek opportunities to expand our existing mining operations and acquire additional coal mining rights and expect to finance such acquisitions through the issuance of equity securities. Failure to obtain such financing could have a material adverse effect on our plans for expansion.

We do not believe inflation has had a negative impact on our results of operations.

Contractual Obligations

We have fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows.

The following tables summarize our contractual obligations as of March 31, 2013, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	5 Years +

Contractual Obligations:
Operating Leases	$50,400	$21,600	$28,800	$-	$-
Deposit for land restoration	2,187,205			2,187,205
Mining Rights	973,080	-	-	973,080	-
Total Contractual Obligations:	$3,210,685	$21,600	$28,800	$3,160,285	$-

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report due to the failures of controls described below.

As required by Section 404 of the Sarbanes-Oxley Act of 2002 and related rules as promulgated by the SEC, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012, using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on that assessment, management concluded that our internal control over financial reporting was not effective as of March 31, 2013. During the quarter ended June 30, 2012, the Company had to reclassify certain expenditures from operating expenses to capital expenses. Specifically, the Company’s Hong Yuan mining operations incurred significant expenses during the quarter ended June 30, 2012, which were initially classified as operating expenditures. Many of these expenses, however, were classified improperly and should have initially been classified as capital expenditures. The Company has since properly reclassified these expenses as capital expenses.

Although the issues described above occurred in 2012, we are still in the process of implementing certain corrective measures and ensuring that we and our subsidiaries continue to address these weaknesses. As a result of the misclassification of expenditures discussed above, the management determined that there were weaknesses related to the Company’s policies regarding planning, budgeting, approval and control of its capital expenditures.  To remediate these weaknesses, the Company adopted necessary policies to address these issues, added experienced accounting staff, emphasized to management the importance of appropriate supervision, communication and training and undertook additional education of its accounting staff with respect to these policies and procedures.  Management has also been working more closely with the Company’s subsidiaries to ensure that the Company is committed at all levels to the efforts and measures to remediate the weakness mentioned above.

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

ITEM 1A. RISK FACTORS

ADDITIONAL MINE INSPECTIONS MAY DELAY PRODUCTION

In the fourth quarter of 2012 and the first quarter of 2013, certain coal mines in the region in which the Company’s mines are located had serious mine accidents.  As a result of these accidents, the regulatory agencies have mandated that the mines in the area, including the Company’s mines, cease production.  The mines may not reopen until further inspection and the payment of a deposit of RMB 30 million.  The Company believes that its mines will meet any inspection standards but until these steps have been accomplished, the Company is unable to resume production.  Due to the nature of the Xing An mines, which are only mined during the winter months, this inspection process will not affect the Xing An mines during the summer.

IMPACT OF LOWER MARKET PRICES MAY LEAD TO OUR DELAYING PRODUCTION OR KEEPING MINED COAL IN INVENTORY

Because of government encouragement of alternative fuels and the competition from lower priced coal of lesser quality and the cost of extraction in deeper areas of the Tong Gong mine, we may determine to keep the coal in place or, if mined, to hold it in inventory until market conditions improve.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have not sold any equity securities during the period ended March 31, 2013 that were not previously disclosed in our current report  Form 8-K.

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

U.S. CHINA MINING GROUP, INC. (Registrant)

Date: May 20, 2013	By:	/s/ Hongwen Li
Hongwen Li
Chief Executive Officer

Date: May 20, 2013	By:	/s/ Xinyu Peng
Xinyu Peng
Chief Financial Officer (principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Section 302 Certification by the Corporation’s Chief Executive Officer. *

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer. *

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer. *

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer. *

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

* Filed herewith.

**Furnished herewith.