Form 10-Q
period 2013-06-30
U.S. China Mining Group, Inc.
filed 2013-08-16
CIK 1145761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                                     to

U.S. CHINA MINING GROUP INC.
(Exact name of registrant as specified in its charter)

Nevada (State of Incorporation) 15310 Amberly Drive, Suite 250 Tampa, FL (Address of principal executive offices)	43-1932733 (I.R.S. Employer Identification No.) 33647 (Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares of common stock outstanding as of August 14, 2013: 18,852,582

U.S. CHINA MINING GROUP INC.
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
U.S. CHINA MINING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2013 AND DECEMBER 31, 2012

	2013	2012
	(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash & equivalents	$34,695,810	$40,289,757
Other receivables and prepaid expenses	279,416	242,908
Taxes receivable	618,143	631,353
Deposit for coal trading	1,995,485	2,085,585
Inventory	524,280	515,371

Total current assets	38,113,134	43,764,974

NONCURRENT ASSETS
Deposits for mine acquisition	4,855,435	4,772,934
Prepaid mining rights, net	13,888,344	13,675,734
Property and equipment, net	19,066,423	13,422,003
Construction in progress	15,456,742	19,012,421
Deferred tax asset, net	720,568	688,378
Asset retirement cost, net	2,453,958	2,427,456

Total noncurrent assets	56,441,470	53,998,926

TOTAL ASSETS	$94,554,604	$97,763,900

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$120,087	$-
Unearned revenue	117,460	82,479
Accrued liabilities and other payables	883,238	3,172,259
Taxes payable	4,866,046	3,619,848
Warrant derivative liability	524,387	750,035
Advance from shareholder	49,980	2,000

Total current liabilities	6,561,198	7,626,621

NONCURRENT LIABILITIES
Asset retirement obligation, net of deposit for mine restoration of $1,344,818 in 2013 and $1,306,059 in 2012, respectively	5,054,535	4,860,173

Total noncurrent liabilities	5,054,535	4,860,173

Total liabilities	11,615,733	12,486,794

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
Series A Preferred Stock, $0.001 par value, 8,000,000 shares authorized, 400,000 shares issued and outstanding	400	400
Common stock, $0.001 par value, 100,000,000 shares authorized, 18,852,582 shares issued and outstanding in 2013 and 2012	18,852	18,852
Additional paid in capital	41,208,339	41,199,601
Statutory reserves	13,606,357	13,479,992
Accumulated other comprehensive income	11,184,929	9,772,780
Retained earnings	16,919,994	20,805,481

Total stockholders' equity	82,938,871	85,277,106

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$94,554,604	$97,763,900

The accompanying notes are an integral part of the consolidated financial statements.

U.S. CHINA MINING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,
	2013	2012	2013	2012

Net sales	$1,067,149	$19,639,700	$528,294	$5,146,286
Cost of goods sold	962,493	14,149,252	477,779	3,740,820

Gross profit	104,656	5,490,448	50,515	1,405,466

Operating expenses
Selling	732,799	4,609,879	308,462	2,624,221
General and administrative	3,313,822	4,456,390	1,663,975	2,607,126

Total operating expenses	4,046,621	9,066,269	1,972,437	5,231,347

Loss from operations	(3,941,965)	(3,575,821)	(1,921,922)	(3,825,881)

Non-operating income (expenses)
Interest income	72,749	79,674	34,554	31,647
Interest expense	(125,267)	(149,731)	(63,004)	(73,096)
Other expenses	(10,375)		(3,111)	195
Warrant derivative income (expense)	225,648	(27,604)	394,799	123,390

Total non-operating income (expenses), net	162,755	(97,661)	363,238	82,136

Loss before income tax	(3,779,210)	(3,673,482)	(1,558,684)	(3,743,745)
Income tax expense (benefit)	(20,087)	717,868	(9,867)	290,677

Net loss	(3,759,123)	(4,391,350)	(1,548,817)	(4,034,422)

Other comprehensive item
Foreign currency translation gain (loss)	1,412,144	(326,677)	1,192,989	(420,161)

Comprehensive loss	$(2,346,979)	$(4,718,027)	$(355,828)	$(4,454,583)

Basic and diluted weighted average shares outstanding	18,852,582	18,852,582	18,852,582	18,852,582

Basic and diluted net loss per share	$(0.20)	$(0.23)	$(0.08)	$(0.21)

Preferred stock was excluded for the calculation of diluted loss per share due to anti-dilution for the six and three months ended June 30, 2013 and 2012

The accompanying notes are an integral part of the consolidated financial statements.

U.S. CHINA MINING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(UNAUDITED)

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,759,123)	$(4,391,350)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	759,476	1,892,499
Loss on disposal fixed asset	1,173	-
Changes in fair value of warrant derivative	(225,648)	27,604
Accretion of interest on asset retirement obligation	125,267	119,145
Stock option compensation	8,738	54,624
Changes in deferred tax	(20,087)	(159,744)
(Increase) decrease in assets and liabilities:
Accounts receivable	-	2,306,509
Other receivables, deposits and prepaid expenses	58,055	2,570
Deposit for coal trading	-	849,945
Inventory	-	(5,394,745)
Deposit for mine restoration	(16,022)	(79,272)
Accounts payable	120,087	-
Unearned revenue	33,219	806,882
Accrued liabilities and other payables	(2,129,562)	1,303,653
Taxes payable	1,195,657	(1,331,179)

Net cash used in operating activities	(3,848,770)	(3,992,859)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	-	3,000,000
Acquisition of property, plant & equipment	(2,425,534)	(2,008,040)
Construction in progress	-	(3,219,217)

Net cash used in investing activities	(2,425,534)	(2,227,257)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan repayment	-	(3,000,000)
Due to shareholder	47,980	-

Net cash provided by (used in) financing activities	47,980	(3,000,000)

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	632,377	(141,608)

NET DECREASE IN CASH & EQUIVALENTS	(5,593,947)	(9,361,724)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	40,289,757	44,543,696

CASH & EQUIVALENTS, END OF PERIOD	$34,695,810	$35,181,972

Supplemental Cash flow data:
Income tax paid	$-	$812,936
Interest paid	$-	$30,375

The accompanying notes are an integral part of the consolidated financial statements.

U.S. CHINA MINING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 (UNAUDITED) AND DECEMBER 31, 2012

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

On December 31, 2007, we entered into an agreement to acquire two mining companies in the PRC, Heilongjiang Xing An Group Hong Yuan Coal Mining Co., Ltd. (“Hong Yuan”) and Heilongjiang Xing An Group Sheng Yu Mining Co., Ltd. (“Sheng Yu”, and with Hong Yuan collectively referred to as “Xing An” or the “Xing An Companies”). The Xing An Companies operate two coal mines, the Hong Yuan and Sheng Yu mines, located in the city of Mohe in Heilongjiang Province. We completed our acquisition of the Xing An Companies on April 4, 2008, and, as a result, our business now consists of the operations of the Tong Gong coal mine and the two Xing An coal mines.

The consolidated interim financial information as of June 30, 2013 and for the six and three month periods ended June 30, 2013 and 2012 were prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) have not been included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2013, its consolidated results of operations and cash flows for the six and three month periods ended June 30, 2013 and 2012, as applicable, were made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The accompanying consolidated financial statements include the financial statements of SGZH and its subsidiaries, Tong Gong and Xing An. All significant inter-company accounts and transactions were eliminated in consolidation.

Cash and Equivalents
For financial statement purposes, the Company considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents.

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

Asset Retirement Cost and Obligations, Deposit for Mine Restoration
The Company uses   FASB ASC Topic 410, “Asset Retirement and Environmental Obligation”.  As of June 30, 2013 and December 31, 2012, there were no adjustments of the asset retirement obligations.

Xing An voluntarily applied to Daxinganling District Environment Protection Bureau for the asset retirement obligation and is obligated to account for land subsidence, restoration, rehabilitation and environmental protection at a rate of RMB 1 ($0.16) per ton based on total reserves at the end of the useful lives of the mines.

From January 1, 2009, Xing An and Tong Gong were required by the local Environment Protection Bureau and Heilongjiang Province National Land and Resources Administration Bureau (“HPNLRAB’) to deposit RMB 18,886,500 ($2,765,632) and RMB 5,000,000 ($731,090), respectively, within a certain period of time, presently expected to be three to five years, to a bank account held by local mining authority for land subsidence, restoration and rehabilitation when the mine is fully depleted. As of June 30, 2013, Xing An had deposited RMB 5,665,950 ($917,013) and Tong Gong had deposited RMB 2,643,280 ($427,805). See additional discussion in Note 12, “Asset Retirement Cost and Obligations.”

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

Property and Equipment
The estimated useful lives for each category of fixed assets in years are as follows:

Plant and Machinery	10-15
Motor Vehicles	5
Building and Mining Structure	10-25

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

Sales represent the invoiced value of coal, net of value-added tax (“VAT”). All Company coal sold in the PRC is subject to a VAT of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing the finished product. The Company records VAT payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government.

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

Concentration of Credit Risk
Financial instruments that subject the Company to credit risk consist primarily of accounts and other receivables. The Company does not require collateral or other security to support those receivables. The Company concentrates its sales to a few customers.  For the six and three month periods ended June 30, 2013, and June 30, 2012, two customers comprised 100% of the Company’s sales during such periods.  See Note 15 for additional discussion regarding same. The Company conducts periodic reviews of its customers’ financial condition and customer payment practices to minimize collection risk on its receivables.

The Company has cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC. Cash in state-owned banks is not covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in these bank accounts.

Basic and Diluted Earnings (Loss) per Share (EPS)
Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the relevant period. Diluted EPS is computed similar to basic net income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares, warrants and stock options had been issued and if the additional common shares were dilutive. Diluted EPS is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options and the if-converted method for the outstanding convertible preferred shares. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, convertible outstanding instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). During the six and three month periods ended June 30, 2013 and 2012, preferred shares and shares for options and warrants were not included in the calculation of diluted EPS as a result of their anti-dilutive feature because both basic and diluted weighted average number of shares and loss per share were equal.

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

The Company uses FASB ASC Topic 220 “Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income (loss) for the six and three month periods ended June 30, 2013 and 2012 consisted of net loss and foreign currency translation adjustments.

New Accounting Pronouncements
In February 2013, the FASB issued ASU 2013-2, Comprehensive Income (ASC Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The new ASU requires entities to disclose in a single location (either on the face of the financial statement that reports net income or in the notes) the impact of reclassifications out of accumulated other comprehensive income (AOCI). For items reclassified out of AOCI and into net income in their entirety, entities must disclose the impact of the reclassification on each affected net income item. For AOCI reclassification items that are not reclassified in their entirety into net income, entities must provide a cross-reference to other required U.S. GAAP disclosures. There is no change in the requirement to present the components of net income and other comprehensive income in either a single continuous statement or two separate consecutive statements.  The ASU does not change the items currently reported in other comprehensive income.

For public entities, the new disclosure requirements are effective for annual reporting periods beginning after December 15, 2012, and interim periods within those years (i.e., the first quarter of 2013 for entities with calendar year-ends). The ASU applies prospectively, and early adoption is permitted. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

As of June 30, 2013, there is no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

3.     INVENTORY

Inventory, as of June 30, 2013 and December 31, 2012, consisted of coal extracted from the ground that is available for delivery to customers, as well as extracted coal removed from the ground but not yet processed through a wash plant. Inventory is valued at the lower of average cost or market, cost being determined on a first in, first out method and including labor costs, all expenditures directly related to the removal of coal, and amortization of mining rights and asset retirement cost.

4.     PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at June 30, 2013 and December 31, 2012:

	2013	2012
Building	$11,688,142	$5,450,943
Mining structure	13,647,325	13,415,437
Production equipment	4,989,824	4,923,200
Office equipment	65,668	69,682
Vehicles	224,197	222,715
Total	30,615,156	24,081,977
Less: Accumulated depreciation	(11,548,733)	(10,659,974)
Net	$19,066,423	$13,422,003

Depreciation for the six month periods ended June 30, 2013 and 2012 was $720,600 and $811,900, respectively. Depreciation for the three month periods ended June 30, 2013 and 2012 was $371,400 and $314,400, respectively.

5.     OTHER RECEIVABLES

Other receivables include advances to employees for traveling and other business related expenses and appraisal and consulting fees for certain potential projects of the Company.

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

*paid for 733,795 metric tons

The Company’s prepaid mining rights consisted of the following at June 30, 2013 and December 31, 2012:

	2013	2012
Prepaid mining rights	$27,861,900	$27,388,485
Less: Amortized portion	(13,973,556)	(13,712,751)
Prepaid mining rights, net	$13,888,344	$13,675,734

The Company amortizes the mining rights by using total cost of mining rights (the sum of those for which the Company has paid and those for which the Company is still committed to pay) divided by total salable reserves determined under SEC Industry Guide 7, multiplied by production during the period.  The cost of unpaid mining rights is assumed to be the same as the most current prepaid mining right price per ton paid by the Company (RMB 8 ($1.28) per ton).  Amortization was $23,500 and $913,800 for the six month periods ended June 30, 2013 and 2012, respectively. Amortization was $0 and $149,100 for the three month periods ended June 30, 2013 and 2012, respectively.  Tonggong fully expensed the prepaid mining rights as of June 30, 2013.

As of June 30, 2013 and December 31, 2012, the total quantity of coal the Company is allowed to extract under the mining rights of Xing An and Tong Gong was 25,931,500 tons (as per above table); however, as noted in the table above, this amount reflects the in place resources on which the mining rights are based and to which those mining rights extend. But these amounts, determined by the appropriate PRC authorities, do not coincide with the definition of proven and probable product reserves of SEC Industry Guide 7, which would be 7.83 million tons as of June 30, 2013. The Company paid for 25,165,295 tons at June 30, 2013, and is committed to pay for 766,205 tons of coal at RMB 8 ($1.28) per ton, or $973,080, which must be paid by September 30, 2017. The prepayment of mining rights is accounted for in a manner similar to a royalty agreement as neither the payment terms nor the price per ton is fixed.

7. CONSTRUCTION IN PROGRESS

Construction in progress is the amount paid for the Xing An mines’ maintenance and retrofit project which commenced in 2009.  The maintenance and retrofit project included building a new mining tunnel while maintaining, altering and improving the mining property to accommodate all-year-round mining production in the future. The estimated cost for the retrofit was $20 million and is expected to be completed in 2014. The Company has incurred $15.46 million for mine retrofit and $19.01 million (consisting of $15.21 million for mine retrofit and 3.82 million for the new building) construction in progress as of June 30, 2013 and December 31, 2012, respectively. The building was completed during the quarter ended June 30, 2013 and transferred to property & equipment.

8. RELATED PARTY TRANSACTIONS
 Lease from shareholder

Xing An leases its office and certain office equipment under long-term leases from a principal shareholder for approximately $2,000 (RMB 12,500) per month (See Note 18). The operating lease requires Xing An to pay certain operating expenses applicable to the leased premises.

Advance from shareholder

As of June 30, 2013 and December 31, 2012, the Company received advances from a shareholder in the amount of $49,980 and $2,000, respectively, to support the working capital needs of the Company’s US parent entity.  The advances from the shareholder bear no interest, and are payable upon demand.

9. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at June 30, 2013 and December 31, 2012:

	2013	2012
Accrued liabilities	$57,116	$158,462
Other payables
Education and union outlays	158,856	156,156
Refundable deposit from a contractor for Tong Gong’s mining work	323,693	318,193
Transportation infrastructure construction fee	13,708	13,006
Mine security special purpose fee	13,708	6,175
Coal price adjustment fund	13,708	6,175
Resource compensation fee	89,827	88,301
Accrued cost for construction of the new building	-	2,242,218
Others	212,622	183,573

Total	$883,238	$3,172,259

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

At June 30, 2013 and December 31, 2012, the Company had a refundable deposit from a contractor for Tong Gong’s mining work for $323,000. The Company outsourced Tong Gong mining work to an independent contractor for three years from October 1, 2009 to September 30, 2012. The Company renewed the service term with this contractor through December 31, 2013. The contractor was required to pay a deposit for mining safety assurance, which will be refunded when the contract expires.

10.   TAXES PAYABLE AND RECEIVABLE

Taxes payable consisted of the following at June 30, 2013 and December 31, 2012:

	2013	2012
Land	$4,075,615	$2,670,909
Value added	766,838	813,478
Resource	3,153	43,962
Others	20,440	91,499
Total	$4,866,046	$3,619,848

Taxes receivable consisted of the following at June 30, 2013 and December 31, 2012:

	2013	2012
Income	$531,949	$621,439
Others	86,194	9,914
Total	$618,143	$631,353

11.           LOAN PAYABLE AND DEPOSIT FOR COAL TRADING

At June 30, 2013 and December 31, 2012, the Company had a refundable deposit of $1,995,485 and $2,085,585, respectively, as an advance for its coal trading business with certain US brokers. In June of 2011, the Company made these refundable advances to coal brokers as deposits for buying coal and other mineral products in the US. The advances will be applied to the purchase price or refunded if no purchase is made. During 2012, the Company did not have any export transactions. The Company reassessed the market situation and the risk involved and started to require the brokers to refund the deposits. During the six month period ended June 30, 2013, the broker has refunded $90,100 to the Company. On April 13, 2013, the Company’s Chief Executive Officer guaranteed the outstanding amount of the deposits and pledged 1 million shares of the Company’s common stock as partial security in support of the guaranty. On May 15, 2013, the third party that currently holds the deposits, a logistics company in China, agreed to refund the outstanding deposit balance to the Company by the end of 2013.

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

Effective January 1, 2009, Xing An and Tong Gong were required by the local Environment Protection Bureau and HPNLRNB to deposit RMB 18,886,500 ($2,765,632) and RMB 5,000,000 ($731,090), respectively, within a period of time presently expected to be three to five years to a bank account held by local mining authority for land subsidence, restoration and rehabilitation when the mine is fully depleted.  At June 30, 2013, Xing An deposited RMB 5,665,950 ($917,013), and Tong Gong deposited RMB 2,643,280 ($427,805).

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

Asset Retirement Cost at June 30, 2013 and December 31, 2012 was:

	2013	2012
Asset retirement cost	$4,818,609	$4,736,734
Less: Accumulated amortization	(2,364,651)	(2,309,278)
	$2,453,958	$2,427,456

Amortization for asset retirement cost for the six months ended June 30, 2013 and 2012 was $15,302 and $166,600, respectively. Amortization for asset retirement cost for the three months ended June 30, 2013 and 2012 was $7,600 and $34,300, respectively.

Changes in Asset Retirement Obligation for the six months ended June 30, 2013 and for the year ended December 31, 2012 consisted of the following:

	2013	2012
Balance at beginning of period	$4,860,173	$4,689,114
Accretion of interest expense	125,267	238,096
Foreign currency translation gain (loss)	69,095	(67,037)
Ending balance	$5,054,535	$4,860,173

13.  DEFERRED TAX ASSET, NET

Deferred tax asset is the difference between the tax and book depreciation of mining shafts using unit-of-production method, amortization of mining rights for reserves under SEC Industry Guide 7, and amortization of asset retirement cost. Effective May 1, 2011, Tong Gong is required to pay additional safety and maintenance expense at RMB 10 ($1.60) per ton to the local government. The Company records this payment as an expense and also records a deferred tax asset for future tax deduction when the expense is actually incurred. The amount paid to the government can be recovered from the local government under certain circumstances. However, it is not clear whether the Company will be able to recover the amount paid to the government. Accordingly, the payments to government are recorded as an expense.

Deferred tax liability consisted of tax-deductible safety and maintenance expenses of RMB 14.7 ($2.31) per ton for Tong Gong, RMB 14.7 ($2.31) for Xing An until 2011 and increased to RMB 23.7 ($3.73) after 2011 to be incurred in the future for coal produced. It is deductible for tax purposes at a predetermined rate per ton of coal produced per year until April 2011.  For financial reporting purposes, this was recorded as an appropriation of retained earnings. As defined under US GAAP, a liability for safety and maintenance expenses does not exist at the balance sheet date because there is no present obligation to transfer assets or to provide services as a result of any past transaction (see Note 16 - Statutory Reserves).  Effective May 1, 2011, per ruling No. 26, issued in 2011 by National Tax Authority Regarding Coal Mine Enterprise Tax Deduction Guidance for Maintenance of Productivity Expenses and Security (M&S), M&S expense can only be deductible under PRC tax law when the expense is incurred. Accordingly, there was no deferred tax liability for M&S expense since then.

Deferred tax asset (liability) consisted of the following at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Deferred tax asset on amortization of mining rights, amortization of asset retirement cost, depreciation of assets using unit-of-production method; and mine safety and maintenance expenses	$3,084,615	$3,012,256
Deferred tax liability on statutory reserves for mine safety and maintenance expenses	(2,364,047)	(2,323,878)
Net deferred tax asset	$720,568	$688,378
Deferred tax liability on statutory reserves for mine safety and maintenance expenses	(2,364,047)	(2,323,878)

14.           INCOME TAXES

The Company is subject to income taxes by entity on income from the tax jurisdiction in which each entity is domiciled.

US China Mining Group, Inc., the US parent company, was incorporated in Nevada and has net operating losses (“NOL”) for income tax purposes.  The US parent company has NOL carry forwards for income taxes of approximately $6.84 million at June 30, 2013, which may be available to reduce future years’ taxable income as NOLs can be carried forward up to 20 years from the year the loss is incurred. Management believes the realization of the benefits from these losses is uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided for the US parent company.

Tong Gong is a Sino-foreign joint venture enterprise formed in the PRC subject to PRC income tax. According to the PRC government local tax bureau, and is subject to a 25% income tax rate.  Xing An is subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

Consolidated foreign pretax loss approximated $(3.74) million and $(2.75) million for the six month periods ended June 30, 2013 and 2012, respectively. Pretax earnings of a foreign subsidiary are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent those earnings are invested indefinitely outside the United States. At June 30, 2013, $43.97 million of accumulated undistributed earnings of non-U.S. subsidiaries was invested indefinitely. At the existing U.S. federal income tax rate, additional taxes of $3.96 million would have to be provided if such earnings were remitted currently.

The following table reconciles the US statutory rates to the Company’s consolidated effective tax rate for the six months ended June 30, 2013 and 2012:

	2013		2012
US statutory rates (benefit)	(34.0)%		(34.0)%
Tax rate difference	8.9%		6.7%
Permanent difference – change in FV of Warrants	(2.0	) %	0.3%
Permanent difference – accretion of interest on asset retirement obligation and excess portion of asset retirement cost per US GAAP over amount allowed for deduction per PRC tax	1.0%		1.2%
Valuation allowance on US NOL	25.6%		45.3%

Tax expense (benefit) per financial statements	(0.5)%		19.5%

The following table reconciles the US statutory rates to the Company’s consolidated effective tax rate for the three months ended June 30, 2013 and 2012:

	2013		2012
US statutory rates (benefit)	(34.0)%		(34.0)%
Tax rate difference	10.4%		8.3%
Permanent difference – change in FV of Warrants	(9.0	) %	(1.1)%
Permanent difference – accretion of interest on asset retirement obligation and excess portion of asset retirement cost per US GAAP over amount allowed for deduction per PRC tax	1.	5%	1.8%
Valuation allowance on US NOL	30.	5%	32.8%

Tax expense (benefit) per financial statements	(0.	6)%	7.8%

The provisions for income tax for the six months ended June 30, 2013 and 2012 consisted of the following:

	2013	2012
Income tax expense – current	$-	$877,612
Income tax benefit – deferred	(20,087)	(159,744))
Total income tax expense (benefit)	$(20,087)	$717,868

The provisions for income tax for the three months ended June 30, 2013 and 2012 consisted of the following:

	2013	2012
Income tax expense – current	$-	$369,533
Income tax benefit – deferred	(9,867)	(78,856)
Total income tax expense (benefit)	$(9,867)	$290,677

15.           MAJOR CUSTOMERS AND VENDORS

Below is the table indicating the major customers accounting for over 10% of the Company’s total sales for the six month periods ended June 30, 2013 and 2012:

Customers	Sales of 2013	Percentage to Total Sales	Sales of 2012	Percentage to Total Sales
Customer A	$692,868	65%	$16,055,846	82%
Customer B	$374,281	35%	$3,583,854	18%

Below is the table indicating the major customers accounting for over 10% of the Company’s total sales for the three months ended June 30, 2013 and 2012:

Customers	Sales of 2013	Percentage to Total Sales	Sales of 2012	Percentage to Total Sales
Customer A	$337,224	64%	$3,460,329	67%
Customer B	$191,070	36%	$1,685,957	33%

At June 30, 2013 and December 31, 2012, the total receivable balance due from these customers was $0.

There were no major vendors for the Company for the six and three month periods ended June 30, 2013 or 2012.

16.           STATUTORY RESERVES

Pursuant to the corporate law of the PRC effective January 1, 2006, the Company is now only required to maintain one statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings.

Non-Surplus reserve fund (Safety and Maintenance)

According to ruling No. 119 (2004) issued May 21, 2004, and amended ruling No. 168 (2005) on April 8, 2005, and ruling No. 16 issued in February 2012, by the PRC Ministry of Finance (“MOF”) regarding “Accrual and Utilization of Coal Production Safety Expense” and “Criterion on Coal Mine Maintenance and Improvement”, and “Accrual and Utilization of Enterprise Safety Production Fee”, respectively, the Company is required to accrue safety and maintenance expenses monthly to the cost of production. The accrual is determined based on management’s best estimates within the unit price range provided by MOF of PRC. Currently, Xing An accrues RMB 15 ($2.40) per ton for safety expense and RMB 8.7 ($1.39) per ton for maintenance for the quantity of coal produced; and Tong Gong accrues RMB 6 ($0.96) per ton for safety expense and RMB 8.7 ($1.39) per ton for maintenance for the quantity of coal produced. As defined under US GAAP, a liability for safety and maintenance expenses does not exist at the balance sheet date because there is no present obligation to transfer assets or to provide services as a result of any past transactions. Therefore, for financial reporting purposes, this reserve was recorded as an appropriation of retained earnings.

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

The statutory reserves were as follows as of June 30, 2013 and December 31, 2012:

	2013	2012
Statutory surplus reserve	$3,279,749	$3,257,850
Safety and Maintenance reserve	10,326,608	10,222,142
Total	$13,606,357	$13,479,992

17.           SHAREHOLDERS’ EQUITY

SHARES ISSUED THROUGH PRIVATE PLACEMENT

On January 7, 2011, US China Mining Group, Inc. entered into a Securities Purchase Agreement with investors, pursuant to which the Company sold to the Investors, in a private placement, 3,750,000 Units at $4.00 per Unit. Each Unit was comprised of (i) one share of our common stock, par value $0.001 per share, and (ii) a five-year warrant (the “Investor Warrant”) to purchase 0.5 shares of our Common Stock at $6.80 per share. In connection with the closing of the Private Placement, the Company received $13,650,500 after payment of $1,349,500 of cash commissions to the Placement Agent, and other offering expenses and related costs in connection with the Private Placement. In addition, the Company issued to the Placement Agents five-year warrants “Agent Warrants” to purchase 375,000 shares of our Common Stock, at $6.80 per share.  At June 30, 2013, the remaining term of the warrants was 2.51 years.

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

The Company accounted for the warrants issued to the investors and placement agents based on the FV method under ASC Topic 505. The FV of the warrants was calculated using the Black Scholes Model and the following assumptions: estimated life of five years, volatility of 100%, risk free interest rate of 2.76%, and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options and warrants. The FV of the warrants at grant date was $13,153,426. Accordingly to FASB ASC 815-40-55, the warrants were classified as a liability on the balance sheet and adjusted to FV at each reporting period as they have a ratchet provision for adjusting the strike price if equity is issued at a later date at a price below the strike price. The Company adjusted the FV of derivative liability to $524,387 and $750,035 for warrants at June 30, 2013 and December 31, 2012, respectively, and recognized a gain of $225,648 and a loss of $27,604 during the six months ended June 30, 2013 and 2012, respectively; and a gain of $394,799 and $123,390 during the three months ended June 30, 2013 and 2012, respectively.

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

The following table summarizes activities of these options:

	Number of Shares	Average Exercise Price per Share ($)	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2013	235,000	4.22	2.76
Exercisable at January 1, 2013	200,000	4.78	2.51
Granted	20,000	0.27	5.00
Exercised	-	-	-
Outstanding at June 30, 2013	255,000	3.91	2.44
Exercisable at June 30, 2013	235,000	4.22	2.26

The Company recorded $8,738 and $54,624 of compensation expense for stock options during the six months ended June 30, 2013 and 2012, respectively. The Company recorded $2,018 and $25,468 of compensation expense for stock options during the three months ended June 30, 2013 and 2012, respectively. There were no options exercised during the six and three month periods ended June 30, 2013 and 2012.

WARRANTS ISSUED TO INVESTOR RELATIONS FIRMS

On April 19, 2010, the Company granted warrants to acquire 200,000 shares of the Company’s common stock, at $9.50 per share to an investor relations (“IR”) firm. The warrants have a term of five years. The Company accounted for warrants issued to this IR firm based on ASC 505-50 at each balance sheet date and expense recorded based on the period elapsed at each balance sheet date, which is the date at which the counterparty’s performance is deemed to be completed for the period. The FV of each warrant granted is estimated on the date of the grant using the Black-Scholes option pricing model under ASC 505-30-11 and is recognized as compensation expense over the service term of the IR agreement as it is a better matching of cost with services received. The warrants are classified as equity instruments and are exercisable into a fixed number of common shares. There is no commitment or requirement to change the quantity or terms based on conditions to the counterparty’s performance or market conditions.  These warrants are non-forfeitable. The FV of the warrants was calculated using the following assumptions: estimated life of five years, volatility of 100%, risk free interest rate of 2.76%, and dividend yield of 0%. In January 2011, the Company terminated the IR service agreement with this IR firm, and accordingly, the unrecorded FV of the warrants issued to this IR firm was fully expensed at termination date.

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

The following table summarizes activity for the warrants to certain investor relations firms:
	Number of Shares	Average Exercise Price per Share ($)	Weighed Average Remaining Contractual Term in Years
Outstanding at January 1, 2013	240,000	8.92	2.17
Exercisable at January 1, 2013	240,000	8.92	2.17
Granted	-	-	-
Exercised	-	-	-
Outstanding at June 30, 2013	240,000	8.92	1.67
Exercisable at June 30 2013	240,000	8.92	1.67

The Company recorded $0 warrant expense during the six and three months ended June 30, 2013 and 2012, respectively.

WARRANTS ISSUED THROUGH PRIVATE PLACEMENT

On January 7, 2011, the Company entered into a Securities Purchase Agreement with investors, pursuant to which the Company sold to the Investors, in a private placement, 3,750,000 Units at $4.00 per Unit. Each Unit was comprised of (i) one share of our common stock, par value $0.001 per share, and (ii) a five-year warrant (the “Investor Warrant”) to purchase 0.5 shares of our Common Stock at $6.80 per share. In connection with the closing of the Private Placement, the Company received $13,650,500 after payment of $1,349,500 of cash commissions to the Placement Agent, and other offering expenses and related costs in connection with the Private Placement. In addition, the Company issued to the Placement Agents five-year warrants to purchase 375,000 shares of our Common Stock, at $6.80 per share.  At June 30, 2013, the remaining term of the warrants was 2.51 years.

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

The Company accounted for the warrants issued to the investors and placement agents based on the FV method under ASC Topic 505. The FV of the warrants was calculated using the Black Scholes Model and the following assumptions: estimated life of five years, volatility of 100%, risk free interest rate of 2.76%, and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options and warrants. The FV of the warrants at grant date was $13,153,426.  Accordingly to FASB ASC 815-40-55, the warrants were classified as a liability on the balance sheet and adjusted to FV at each reporting period as they have a ratchet provision for adjusting the strike price if equity is issued at a later date at a price below the strike price. The Company adjusted the FV of derivative liability to $524,387 and $750,035 for warrants at June 30, 2013 and December 31, 2012, respectively, and recognized a gain of $225,648 and loss of $27,604 during the six months ended June 30, 2013 and 2012, respectively, and a gain of $394,799 and $123,390 during the three months ended June 30, 2013 and 2012, respectively.

The following table summarizes activity for the warrants issued in connection with the private placement:

	Number of Shares	Average Exercise Price per Share ($)	Weighed Average Remaining Contractual Term in Years
Outstanding at January 1, 2013	2,250,000	6.80	3.01
Exercisable at January 1, 2013	2,250,000	6.80	3.01
Granted	-	-	-
Exercised	-	-	-
Outstanding at June 30, 2013	2,250,000	6.80	2.51
Exercisable at June 30, 2013	2,250,000	6.80	2.51

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

The Company leases the office for Xing An in Jiagedaqi City and certain office equipment from a principal shareholder under long-term lease agreements with monthly payments of approximately $2,000 (RMB 12,500) expiring July 30, 2015. The operating lease agreements require that the Company pay certain operating expenses applicable to the leased premises.

The Company’s rental expense for the six months ended June 30, 2013 and 2012 was $40,000 and $40,000, respectively. The Company’s rental expense for the three months ended June 30, 2013 and 2012 was $20,000 and $20,000, respectively.

As of June 30, 2013, the future minimum annual lease payments required under operating leases, are as follows:

July 1, 2013 - June 30, 2014	$24,000
July 1, 2014 – June 30, 2015	24,000
July 1, 2015 - to July 30, 2015	2,000
Total	$50,000

During the fourth quarter of 2012 and the first quarter of 2013, serious accidents occurred at coal mines in neighboring areas in the Heilongjiang province where our mines are located. Consequently, the provincial mining authority has requested that all of the local coal mines mandatorily cease production for further safety review, in connection with the annual re-inspection, and approval to undertake production again. The coal mines need to meet strict regulatory standards during the inspection and must advance a RMB30 million coal mine safety deposit into a government custodian account before they can be approved for production. The annual inspection usually occurs shortly after the Chinese New Year holiday, but the process was delayed this year until the provincial government announced this new policy in May. Tong Gong passed through the inspection and resumed its production during June, although Tong Gong did not actually make a cash payment for the security deposit; instead, Tong Gong is participating in a program that the local government coordinated to allow local coal enterprises to co-insure each other against any accident. Participating in this program is acceptable by the mining authority agency as a substitute for safety security. Due to the delay in the inspection and license renewal process and the shutdown, Tong Gong was only able to produce coal during one month for each of the first two quarters of 2013. Because Xing An does not produce coal during the summer months due to the specific nature of the mines, we do not expect to advance the mine safety deposit at this time. We expect to make the deposit for Xing An and to receive approval for production in time to resume production in the fourth quarter.

19.           ACQUISITION OF COAL MINES

On January 20, 2011, the Company signed an agreement with an owner of a coal mine in Guizhou China. Pursuant to the agreement, the Company advanced a refundable RMB 30 million ($4.7 million, the maximum amount provided under the agreement) to an escrow account to be used for improvements to this mine. In addition, the Company intends to acquire the mine from the individual owner if the owner can complete the necessary restructuring of the mine as appropriate for acquisition and the new mining company after the restructuring has received all government required permits for normal production. If the potential acquisition goes forward, the escrow amount will be treated as partial consideration. If not, the amount will be reimbursed to the Company. During 2011, the owner completed the mine improvement construction and organization restructuring as appropriate for potential acquisition. The renovated mine has been in official test runs since July 2011, and is currently applying for all necessary mining and operating permits. The Company expects to acquire the mine once all the necessary permits are in place. The local mining authority delayed the approval of new permits for new or renovated mines during 2012 as a matter of policy and as a result of unexpected accidents that occurred in the neighboring counties. The Company expects to see progress in this acquisition during 2013 when the local government moves forward in its consolidating plan (where it plans to significantly reduce the number of operating mines by shutting down or discontinuing small mines with poor conditions and/or, safety and environment problems) and resumes the mining permit procedure.

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

During the fourth quarter of 2012 and the first quarter of 2013, serious accidents occurred at coal mines in neighboring areas in the Heilongjiang province where our mines are located. Consequently, the provincial mining authority has requested that all of the local coal mines mandatorily cease production for further safety review, in connection with the annual re-inspection, and approval to undertake production again. The coal mines need to meet strict regulatory standards during the inspection and must advance a RMB30 million coal mine safety deposit into a government custodian account before they can be approved for production. The annual inspection usually occurs shortly after the Chinese New Year holiday, but the process was delayed this year until the provincial government announced this new policy in May. The Tong Gong passed through the inspection and resumed its production during June, although the Tong Gong did not actually make cash payment for the security deposit; instead, Tong Gong is participating in a program that the local government coordinated to allow local coal enterprises to co-insure each other against any accident. Participating in this program is acceptable by the mining authority agency as a substitute for safety security. Due to the delay in the inspection and license renewal process and the shutdown, Tong Gong was only able to produce coal during one month for each of the first two quarters of 2013. Because Xing An does not produce coal during the summer months due to the specific nature of the mines, we do not expect to advance the mine safety deposit at this time. We expect to make the deposit for Xing An and to receive approval for production in time to resume production in the fourth quarter.

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

RESULTS OF OPERATIONS

Comparison of the six months ended June 30, 2013 and 2012

The following table sets forth the results of our operations for the six months ended June 30 in each of the years indicated as a percentage of net sales:

	2013		2012
	$	% of Sales	$	% of Sales
Sales	1,067,149	100%	19,639,700	100%
Cost of Goods Sold	962,493	90%	14,149,252	72%
Gross Profit	104,656	10%	5,490,448	28%
Operating Expenses	4,046,621	379%	9,066,269	46%
Loss from Operations	(3,941,965)	(369)%	(3,575,821)	(18)%
Other Income (Expenses), Net	162,755	15%	(97,661)	(0.5)%
Income Tax Expense (Benefit)	(20,087)	(2)%	717,868	4%
Net Loss	(3,759,123)	(352)%	(4,391,350)	(22)%

Coal mining production, brokerage and sales at our three mines, in tons, for the periods indicated:

	Tong Gong Coal Mine
	Salable Production		Brokerage		Sales
	2013	2012	2013	2012	2013	2012

Six months ended June 30	17,220	74,011	-	105,000	17,220	179,011

	Xing An Coal Mines (Hong Yuan and Sheng Yu)
	Salable Production		Brokerage		Sales
	2013	2012	2013	2012	2013	2012

Six months ended June 30	-	351,376	-	-	-	185,495

Sales. China’s coal industry saw another turndown in the first half year of 2013 due to the slow-down of the national economy and the government’s recent efforts to float coal prices and loosen controls on the import and export of coal. The result has been a growing surplus of supply over demand, continuously falling market prices for coal, especially power coal, and higher consumption of imported coal, all of which has a negative impact on local coal business. Our revenues are from sales of coal. During the six months ended June 30, 2013, we had sales of $1.07 million compared to $19.64 million for 2012, a decrease of 95%. In the six months ended June 30, 2013, our sales volume decreased from both our Xing An and Tong Gong mines compared to the same period in 2012. The average selling price per ton for the six months ended June 30, 2013 was $61.97 as compared to $53.88 for 2012. Our sales volume was 17,220 tons for the six months ended June 30, 2013, compared to 364,506 tons for 2012, a decrease of 95%, resulting primarily from the decrease in our mines’ production, as described below, and the decrease of local demand. The decrease in local demand was attributable to the factors described above and the government’s policies of limiting coal consumption in favor of alternative fuel sources in residential and even for industrial usages, due to worsening air pollution in China, and the negative impacts from customers’ use of more coal imported from neighboring areas in Inner Mongolia at cheaper prices during 2013 as well as logistic difficulties for Xing An and its customers.

Cost of Goods Sold. Cost of goods sold (“COGS”) for the six months ended June 30, 2013 was $0.96 million, a decrease of $13.19 million or 93%, from $14.15 million for 2012. Our total production for the six months ended June 30, 2013 was 17,220 tons, compared to 425,387 tons for the corresponding period in 2012, a decrease of 408,167 tons, resulting from the changing geological conditions of Tong Gong mine’s under-shaft with increased rock zone as a result of our having to mine into the deeper areas of the underground mine, which limits the lifting capacity and results in higher extraction costs. We were also impacted by the temporary shutdown of the production of the Tong Gong mine due to government inspection requirements. In addition, Xing An also temporarily ceased production in the first half year of 2013 due to the mine retrofit project and the government’s inspection requirements. During the fourth quarter of 2012 and the first quarter of 2013, serious accidents occurred at coal mines in neighboring areas in the Heilongjiang province where our mines are located. Consequently, the provincial mining authority has requested that all of the local mines mandatorily cease production for further safety review, in connection with the annual re-inspection, and approval before they would be allowed to re-open for production. The coal mines need to meet strict regulatory standards during the inspection and must advance a RMB30 million coal mine safety deposit into a government custodian account before they can be approved for production. The annual inspection usually occurs shortly after the Chinese New Year holiday, but the process was delayed this year until the provincial government announced this new policy in May. The Tong Gong passed the inspection and resumed its production during June, although Tong Gong does not intend to actually make the cash payment for the security deposit until the third quarter of 2013; in the interim period, Tong Gong is participating in a program that the local government coordinated to allow local coal enterprises to co-insure each other against any accident. Participation in this program is acceptable at the local level for safety security, although the provincial government still requires the Company to make the deposit. Due to the delay in the inspection and license renewal process and the shutdown, Tong Gong was only able to produce coal during one month for each of the first two quarters of 2013. Because Xing An does not produce coal during the summer months due to the specific nature of the mines, we do not expect to advance the mine safety deposit at this time. We expect to make the deposit, to receive approval for production and prepare Xing An to resume production in the fourth quarter. COGS as a percentage of sales was 90% for the six months ended June 30, 2013, compared to 72% in 2012. Our average cost per ton was $55.89 in the six month period ended June 30, 2013, compared to $38.82 for the corresponding period in 2012. This increase was primarily attributable to higher infrastructure, safety and environment standard requirements and overall inflation in China resulting in increased labor, certain materials and energy costs used for the mining and processing. In addition, decreased production/sales volume caused relatively higher depreciation and amortization cost resulting in higher unit cost on average. We anticipate that it will take some time for the national and local market to rebound due to the changed market conditions and new rules. As a result, we will keep taking more conservative positions in production, for example, by only producing coal for sale and not for brokerage, and we will actively pursue new customers with more competitive prices. However, if the price does not rebound, the Company may determine that it is more economically beneficial to refrain from mining the coal or, if mined, to hold the coal in inventory, rather than to undertake sales, until market conditions improve.

Gross Profit. Gross profit was $104,656 for the six months ended June 30, 2013 compared to $5.49 million for the comparable period in 2012, a decrease of $5.39 million. Our gross profit as a percentage of sales was 10% and 28% for the six months ended June 30, 2013 and 2012, respectively. The decrease in gross profit was due to decreased sales and increased percentage of COGS to the sales, as explained in the above section.

Operating Expenses.  Operating expenses totaled $4.05 million for the six months ended June 30, 2013 compared to $9.07 million for 2012, a decrease of $5.02 million or 55%. The decrease was attributable to decreased selling expenses resulting from decreased sales in the first half year  of 2013 compared to the comparable period of 2012; and decreased G&A expenses resulting from decreased production and business activities.

Other Expenses. Other income totaled $162,755 for the six months ended June 30, 2013 compared to other expense of $97,661 for 2012. In the six months ended June 30, 2013, we had interest expense of $125,267 compared to $149,731 in 2012.  We had non-cash non-operating income of $225,648  in the six months ended June 30, 2013 compared to non-cash non-operating expense of $27,604  in 2012, resulting from the change of fair value of the derivative warrants we issued to approximately 200 investors and agents through the January 2011 Private Placement.

Net Income (Loss). Our net loss for the six months ended June 30, 2013 was $3.76 million compared to $4.39 million for the corresponding period in 2012, a decrease in the amount of loss of $0.63 million. This was mainly attributed to significantly decreased sales in the first half year of 2013 compared to the comparable period of 2012.

Comparison of the three months ended June 30, 2013 and 2012

The following table sets forth the results of our operations for the three months ended June 30 in each of the years indicated as a percentage of net sales:

	2013		2012
	$	% of Sales	$	% of Sales
Sales	528,294	100%	5,146,286	100%
Cost of Goods Sold	477,779	90%	3,740,820	73%
Gross Profit	50,515	10%	1,405,466	27%
Operating Expenses	1,972,437	373%	5,231,347	102%
Loss from Operations	(1,921,922)	(364)%	(3,825,881)	(74)%
Other Income, Net	363,238	69%	82,136	2%
Income Tax Expense (Benefit)	(9,867)	(2)%	290,677	6%
Net Loss	(1,548,817)	(293)%	(4,034,422)	(78)%

Coal mining production, brokerage and sales at our three mines, in tons, for the periods indicated:

	Tong Gong Coal Mine
	Salable Production		Brokerage		Sales
	2013	2012	2013	2012	2013	2012

Three months ended June 30	8,470	39,021	-	45,000	8,470	84,021

	Xing An Coal Mines (Hong Yuan and Sheng Yu)
	Salable Production		Brokerage		Sales
	2013	2012	2013	2012	2013	2012

Three months ended June 30	-	-	-	-	-	-

Sales.  The slowing-down of the national economy and the government’s recent efforts to float coal prices and loosen controls on the import and export of coal, and higher consumption of imported coal, has resulted in a growing surplus of supply over demand. Our revenues are from sales of coal. During the three months ended June 30, 2013, we had sales of $0.53 million compared to $5.15 million for the comparable period in 2012, a decrease of 90%. In the three months ended June 30, 2013, our sales volume decreased from both our Xing An and Tong Gong mines compared to the same period in 2012. The average selling price per ton for the three months ended June 30, 2013 was $62.37 as compared to $61.25 for the comparable period in 2012. Our sales volume was 8,470 tons for the three months ended June 30, 2013, compared to 84,021 tons for 2012, a decrease of 90%, resulting primarily from the decrease in our mines’ production, as described in below section, and the decrease of local demand. The decrease in local demand was attributable to the factors described above and the government’s policies of limiting coal consumption in favor of alternative fuel sources in residential and even for industrial usages, due to worsening air pollution in China, and the negative impacts from customers’ use of more coal imported from neighboring areas in Inner Mongolia at cheaper prices during 2013 as well as logistic difficulties for Xing An and its customers.

Cost of Goods Sold. Cost of goods sold (“COGS”) for the three months ended June 30, 2013 was $0.48 million, a decrease of $3.26 million or 87%, from $3.74 million for the comparable period in 2012. Our total production for the three months ended June 30, 2013 was 8,470 tons, compared to 39,021 tons for 2012, a decrease of 30,551 tons, resulting from the changing geological conditions of Tong Gong mine’s under-shaft with increased rock zone as a result of our having to mine into the deeper areas of the underground mine, which limits the lifting capacity and results in higher extraction costs. We were also impacted by the temporary shutdown of the production of the Tong Gong mine due to government inspection requirements. In addition, Xing An also temporarily ceased production in 2013 due to the mine retrofit project and the government’s inspection requirements. During the fourth quarter of 2012 and the first quarter of 2013, serious accidents occurred at coal mines in neighboring areas in the Heilongjiang province where our mines are located. Consequently, the provincial mining authority has requested that all of the local mines mandatorily cease production for further safety review, in connection with the annual re-inspection, and approval before they would be allowed to re-open for production. The coal mines need to meet strict regulatory standards during the inspection and must advance a RMB30 million coal mine safety deposit into a government custodian account before they can be approved for production. The annual inspection usually occurs shortly after the Chinese New Year holiday, but the process was delayed this year until the provincial government announced this new policy in May. The Tong Gong passed the inspection and resumed its production during June, although Tong Gong does not intend to actually make the cash payment for the security deposit until the third quarter of 2013; in the interim period, Tong Gong is participating in a program that the local government coordinated to allow local coal enterprises to co-insure each other against any accident. Participation in this program is acceptable at the local level for safety security, although the provincial government still requires the Company to make the deposit.  Due to the delay in the inspection and license renewal process and the shutdown, Tong Gong was only able to produce coal during one month for each of the first two quarters of 2013. Because Xing An does not produce coal during the summer months due to the specific nature of the mines, we do not expect to advance the mine safety deposit at this time. We expect to make the deposit, to receive approval for production and prepare Xing An to resume production in the fourth quarter. COGS as a percentage of sales was 90% for the three months ended June 30, 2013, compared to 73% in 2012. Our average cost per ton was $56.4 in the three months ended June 30, 2013, compared to $44.52 in 2012. This increase was primarily attributable to higher infrastructure, safety and environment standard requirements and overall inflation in China resulting in increased labor, certain materials and energy costs used for the mining and processing.

Gross Profit. Gross profit was $50,515 for the three months ended June 30, 2013 compared to $1.41 million for the comparable period in 2012, a decrease of $1.35 million. Our gross profit as a percentage of sales was 10% and 27% for the three months ended June 30, 2013 and 2012, respectively. The decrease in gross profit was due to decreased sales and increased percentage of COGS to the sales, as explained in the above section.

Operating Expenses.  Operating expenses totaled $1.97 million for the three months ended June 30, 2013 compared to $5.23 million for 2012, a decrease of $3.26 million or 62%. The decrease was attributable to decreased selling expenses resulting from decreased sales in the three months ended June 30, 2013 compared to the comparable period of 2012; and decreased G&A expenses resulting from decreased production and business activities.

Other Income. Other income totaled $363,238 for the three months ended June 30, 2013 compared to other income of $82,136 for 2012. In the three months ended June 30, 2013, we had interest expense of $63,004 compared to $73,096 in 2012.  We had non-cash non-operating income of $394,799 in the three months ended June 30, 2013 compared to $123,390  in 2012, resulting from the change of fair value of the derivative warrants we issued to approximately 200 investors and agents through the January 2011 Private Placement.

Net Loss. Our net loss for the three months ended June 30, 2013 was $1.55 million compared to $4.03 million for the comparable period in 2012, a decrease in the amount of loss of $2.49 million. This was mainly attributed to decreased sales in the three months ended June 30, 2013 compared to the comparable period in 2012.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Comparison of the six months ended June 30, 2013 and 2012

As of June 30, 2013, we had cash and equivalents of $34.70 million. Our working capital was $31.55 million. The ratio of current assets to current liabilities was 5.81:1 at June 30, 2013.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2013 and 2012:

	2013	2012
Cash provided by (used in):
Operating Activities	$(3,848,769)	$(3,992,859)
Investing Activities	$(2,425,534)	$(2,227,257)
Financing Activities	$47,980	$(3,000,000)

Net cash used in operating activities was $3.85 million for the six months ended June 30, 2013 compared to net cash used in operating activities of $3.99 million for the comparable period in 2012. In 2013, the slight decrease in cash outflow was primarily due to decreased net loss and improved cash inflow from tax payables, despite the fact that we had cash outflow for accrued liabilities of $2.13 million in the six months ended June 30, 2013, compared with the same period of 2012, we had cash inflow of $3.61 million  from accounts receivable collection and increased payable outstanding, but offset with $6.76 million cash outflow from increase inventory in stock and payment for tax payable.

Net cash used in investing activities was $2.43 million for the six months ended June 30, 2013 compared to $2.23 million for the comparable period in 2012. In the six months ended June 30, 2013, we paid $2.43 million for acquisition of property and equipment. In the six months ended June 30, 2012, we paid $2.01 million for acquisition of property and equipment and $3.22 million for construction in progress, despite the fact that we had $3.0 million cash provided from changes in restricted cash.

Net cash provided by financing activities was $47,980 in the six months ended June 30, 2013 as compared to $3.0 million net cash used in the comparable 2012 period. The $47,980 during the 2013 period was the advance from the Company’s shareholder for the working capital needs of US parent company. The $3.00 million during the 2012 period was the repayment of a bank loan during the six months ended June 30, 2012.

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

The following tables summarize our contractual obligations as of June 30, 2013, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	5 Years +

Contractual Obligations:
Operating Leases	$50,000	$24,000	$26,000	$-	$-
Deposit for land restoration	2,187,205	-	-	2,187,205
Mining Rights	973,080	-	-	973,080	-
Total Contractual Obligations:	$3,210,285	$24,000	$26,000	$3,160,285	$-

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report due to the failures of controls described below.

As required by Section 404 of the Sarbanes-Oxley Act of 2002 and related rules as promulgated by the SEC, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012, using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on that assessment, management concluded that our internal control over financial reporting was not effective as of June 30, 2013. During the quarter ended June 30, 2012, the Company had to reclassify certain expenditures from operating expenses to capital expenses. Specifically, the Company’s Hong Yuan mining operations incurred significant expenses during the quarter ended June 30, 2012, which were initially classified as operating expenditures. Many of these expenses, however, were classified improperly and should have initially been classified as capital expenditures. The Company has since properly reclassified these expenses as capital expenses.

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

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K as of and for the year ended December 31, 2012 and the additional risk factors disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q as of and for the quarter ended March 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have not sold any equity securities during the period ended June 30, 2013 that were not previously disclosed in our current report Form 8-K.

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

U.S. CHINA MINING GROUP, INC. (Registrant)

Date: August 16, 2013	By:	/s/ Hongwen Li
Hongwen Li
Chief Executive Officer

Date: August 16, 2013	By:	/s/ Xinyu Peng
Xinyu Peng
Chief Financial Officer (principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Section 302 Certification by the Corporation’s Chief Executive Officer. *

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer. *

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer. *

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer. *

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

* Filed herewith.

**Furnished herewith.