Form 10-Q
period 2013-09-30
U.S. China Mining Group, Inc.
filed 2013-11-14
CIK 1145761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  ____________________________ to

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares of common stock outstanding as of November 14, 2013: 18,852,582

U.S. CHINA MINING GROUP INC.
INDEX

		Page Number
PART I. Financial Statements		1

Item 1.	Financial Information	1

	Consolidated Balance Sheets as of September 30, 2013 (Unaudited) and December 31, 2012	1

	Consolidated Statements of Operations and Other Comprehensive Loss (Unaudited) – Nine Months and Three Months Ended September 30, 2013 and September 30, 2012	2

	Consolidated Statements of Cash Flows (Unaudited) – Nine Months Ended September 30, 2013 and September 30, 2012	3

	Notes to Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

PART II. Other Information		19

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 6.	Exhibits	19

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
U.S. CHINA MINING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

	2013	2012
	(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash & equivalents	$32,969,290	$40,289,757
Other receivables and prepaid expenses	280,793	242,908
Taxes receivable	707,254	631,353
Deposit for coal trading	1,995,485	2,085,585
Inventory	526,897	515,371

Total current assets	36,479,719	43,764,974

NONCURRENT ASSETS
Deposits for mine acquisition	4,879,680	4,772,934
Coal production safety deposit	4,879,636	-
Prepaid mining rights, net	13,957,696	13,675,734
Property and equipment, net	18,725,163	13,422,003
Construction in progress	15,533,926	19,012,421
Deferred tax asset, net	734,828	688,378
Asset retirement cost, net	2,458,201	2,427,456

Total noncurrent assets	61,169,130	53,998,926

TOTAL ASSETS	$97,648,849	$97,763,900

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$214,164	$-
Advance from customers	278,038	82,479
Accrued liabilities and other payables	1,024,466	3,172,259
Taxes payable	4,797,708	3,619,848
Warrant derivative liability	404,698	750,035
Loan payable	4,391,672	-
Advance from shareholder	124,940	2,000

Total current liabilities	11,235,686	7,626,621

NONCURRENT LIABILITIES
Asset retirement obligation, net of deposit for mine restoration of $1,351,533 in 2013 and $1,306,059 in 2012, respectively	5,143,359	4,860,173

Total noncurrent liabilities	5,143,359	4,860,173

Total liabilities	16,379,045	12,486,794

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
Series A Preferred Stock, $0.001 par value, 8,000,000 shares authorized, 400,000 shares issued and outstanding	400	400
Common stock, $0.001 par value, 100,000,000 shares authorized, 18,852,582 shares issued and outstanding in 2013 and 2012	18,852	18,852
Additional paid in capital	41,209,815	41,199,601
Statutory reserves	13,627,905	13,479,992
Accumulated other comprehensive income	11,586,593	9,772,780
Retained earnings	14,826,239	20,805,481

Total stockholders' equity	81,269,804	85,277,106

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$97,648,849	$97,763,900

The accompanying notes are an integral part of the consolidated financial statements.

U.S. CHINA MINING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
	2013	2012	2013	2012

Net sales	$1,624,111	$21,598,196	$556,962	$1,958,496
Cost of goods sold	1,542,732	15,693,553	580,239	1,544,301

Gross profit (loss)	81,379	5,904,643	(23,277)	414,195

Operating expenses
Selling	1,116,150	5,269,695	383,351	659,816
General and administrative	4,987,698	6,272,491	1,673,876	1,816,101

Total operating expenses	6,103,848	11,542,186	2,057,227	2,475,917

Loss from operations	(6,022,469)	(5,637,543)	(2,080,504)	(2,061,722)

Non-operating income (expenses)
Interest income	106,359	120,949	33,610	41,275
Interest expense	(275,600)	(208,820)	(150,333)	(59,089)
Other expenses	(15,677)	-	(5,302)	-
Warrant derivative income (expense)	345,336	(165,338)	119,688	(137,734)

Total non-operating income (expenses), net	160,418	(253,209)	(2,337)	(155,548)

Loss before income tax	(5,862,051)	(5,890,752)	(2,082,841)	(2,217,270)
Income tax expense (benefit)	(30,721)	624,331	(10,634)	(93,537)

Net loss	(5,831,330)	(6,515,083)	(2,072,207)	(2,123,733)

Other comprehensive item
Foreign currency translation gain (loss)	1,813,814	(540,657)	401,670	(213,980)

Comprehensive loss	$(4,017,516)	$(7,055,740)	$(1,670,537)	$(2,337,713)

Basic weighted average shares outstanding	18,852,582	18,852,582	18,852,582	18,852,582

Diluted weighted average shares outstanding	19,254,055	19,252,582	19,252,582	19,252,582

Basic net loss per share	$(0.31)	$(0.35)	$(0.11)	$(0.11)

Diluted net loss per share*	$(0.31)	$(0.35)	$(0.11)	$(0.11)

*Certain preferred stock and stock options were excluded for the calculation of diluted loss per share due to anti-dilutive feature for the nine and three months ended September 30, 2013 and 2012

The accompanying notes are an integral part of the consolidated financial statements.

U.S. CHINA MINING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(UNAUDITED)

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,831,330)	$(6,515,083)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,198,339	2,417,166
Loss on disposal fixed asset	4,923	-
Changes in fair value of warrant derivative	(345,336)	165,338
Accretion of interest on asset retirement obligation	188,708	178,445
Stock option compensation	10,215	75,415
Changes in deferred tax	(30,721)	(203,033)
(Increase) decrease in assets and liabilities:
Accounts receivable	-	2,303,003
Other receivables, deposits and prepaid expenses	57,918	570
Deposit for coal trading	-	849,945
Inventory	-	(5,402,199)
Deposit for mine restoration	(16,091)	(79,151)
Coal production safety deposit	(4,827,342)	-
Accounts payable	214,164	-
Advance from customers	191,638	(254,281)
Accrued liabilities and other payables	(2,002,619)	(148,764)
Taxes payable	1,024,092	92,883

Net cash used in operating activities	(10,163,442)	(6,519,746)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	-	3,000,000
Acquisition of property, plant & equipment	(2,435,955)	(2,004,988)
Construction in progress	-	(3,214,325)

Net cash used in investing activities	(2,435,955)	(2,219,313)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank loan proceeds (repayment)	4,344,608	(3,000,000)
Due to shareholder	122,940	-

Net cash provided by (used in) financing activities	4,467,548	(3,000,000)

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	811,382	(235,071)

NET DECREASE IN CASH & EQUIVALENTS	(7,320,467)	(11,974,130)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	40,289,757	44,543,696

CASH & EQUIVALENTS, END OF PERIOD	$32,969,290	$32,569,566

Supplemental Cash flow data:
Income tax paid	$-	$812,936
Interest paid	$-	$30,375

The accompanying notes are an integral part of the consolidated financial statements.

U.S. CHINA MINING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER  30, 2013 (UNAUDITED) AND DECEMBER 31, 2012

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

The consolidated interim financial information as of September 30, 2013 and for the nine and three month periods ended September 30, 2013 and 2012 were prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) have not been included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of September 30, 2013, its consolidated results of operations and cash flows for the nine and three month periods ended September 30, 2013 and 2012, as applicable, were made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Asset Retirement Cost and Obligations, Deposit for Mine Restoration

The Company uses   FASB ASC Topic 410, “Asset Retirement and Environmental Obligation”.  As of September 30, 2013 and December 31, 2012, there were no adjustments of the asset retirement obligations.

Xing An voluntarily applied to Daxinganling District Environment Protection Bureau for the asset retirement obligation and is obligated to account for land subsidence, restoration, rehabilitation and environmental protection at a rate of RMB 1 ($0.16) per ton based on total reserves at the end of the useful lives of the mines.

From January 1, 2009, Xing An and Tong Gong were required by the local Environment Protection Bureau and Heilongjiang Province National Land and Resources Administration Bureau (“HPNLRAB’) to deposit RMB 18,886,500 ($2,765,632) and RMB 5,000,000 ($731,090), respectively, within a certain period of time, presently expected to be three to five years, to a bank account held by local mining authority for land subsidence, restoration and rehabilitation when the mine is fully depleted. As of September 30, 2013, Xing An had deposited RMB 5,665,950 ($921,592) and Tong Gong had deposited RMB 2,643,280 ($429,941). See additional discussion in Note 14, “Asset Retirement Cost and Obligations.”

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

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist primarily of accounts and other receivables. The Company does not require collateral or other security to support those receivables. The Company concentrates its sales to a few customers.  For the nine and three month periods ended September 30, 2013 and 2012, two customers comprised 100% of the Company’s sales during such periods.  See Note 17 for additional discussion regarding same. The Company conducts periodic reviews of its customers’ financial condition and customer payment practices to minimize collection risk on its receivables.

The Company has cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC. Cash in state-owned banks is not covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in these bank accounts.

Basic and Diluted Earnings (Loss) per Share (“EPS”)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the relevant period. Diluted EPS is computed similar to basic net income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares, warrants and stock options had been issued and if the additional common shares were dilutive. Diluted EPS is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options and the if-converted method for the outstanding convertible preferred shares. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, convertible outstanding instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). During the nine and three month periods ended September 30, 2013 and 2012, certain preferred shares and shares for options and warrants were not included in the calculation of diluted EPS as a result of their anti-dilutive feature because both basic and diluted loss per share were equal.

Nine Months Ended September 30,
	2013	2012

Net loss	$(5,831,330)	$(6,515,083)

Weighted average shares outstanding – basic	18,852,582	18,852,582
Effect of dilutive securities:
Stock options	1,473	-
Series “A” preferred stock	400,000	400,000
Weighted average shares
Outstanding – diluted	19,254,055	19,252,582
Loss per share – basic	$(0.31)	$(0.35)
Loss per share – diluted	$(0.31)	$(0.35)

Three Months Ended September 30,
	2013	2012

Net loss	$(2,072,207)	$(2,123,733)

Weighted average shares outstanding – basic	18,852,582	18,852,582
Effect of dilutive securities:
Series “A” preferred stock	400,000	400,000
Weighted average shares
Outstanding – diluted	19,252,582	19,252,582

Loss per share – basic	$(0.11)	$(0.11)
Loss per share – diluted	$(0.11)	$(0.11)

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

The Company uses FASB ASC Topic 220 “Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income (loss) for the nine and three month periods ended September 30, 2013 and 2012 consisted of net loss and foreign currency translation adjustments.

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

As of September 30, 2013, there is no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

3.   INVENTORY

Inventory, as of September 30, 2013 and December 31, 2012, consisted of coal extracted from the ground that is available for delivery to customers, as well as extracted coal removed from the ground but not yet processed through a wash plant. Inventory is valued at the lower of average cost or market, cost being determined on a first in, first out method and including labor costs, all expenditures directly related to the removal of coal, and amortization of mining rights and asset retirement cost.

4.   PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at September 30, 2013 and December 31, 2012:

	2013	2012
Building	$11,746,507	$5,450,943
Mining structure	13,715,473	13,415,437
Production equipment	4,947,009	4,923,200
Office equipment	58,013	69,682
Vehicles	224,631	222,715
Total	30,691,633	24,081,977
Less: Accumulated depreciation	(11,966,470)	(10,659,974)
Net	$18,725,163	$13,422,003

Depreciation for the nine-month periods ended September 30, 2013 and 2012 was $1,151,400 and $1,209,300, respectively. Depreciation for the three-month periods ended September 30, 2013 and 2012 was $430,800 and $397,400, respectively.

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

*paid for 733,795 metric tons

The Company’s prepaid mining rights consisted of the following at September 30, 2013 and December 31, 2012:

	2013	2012
Prepaid mining rights	$28,001,028	$27,388,485
Less: Amortized portion	(14,043,332)	(13,712,751)
Prepaid mining rights, net	$13,957,696	$13,675,734

The Company amortizes the mining rights by using total cost of mining rights (the sum of those for which the Company has paid and those for which the Company is still committed to pay) divided by total salable reserves determined under SEC Industry Guide 7, multiplied by production during the period.  The cost of unpaid mining rights is assumed to be the same as the most current prepaid mining right price per ton paid by the Company (RMB 8 ($1.28) per ton).  Amortization was $23,640 and $1,017,334 for the nine month periods ended September 30, 2013 and 2012, respectively. Amortization was $0 and $103,500 for the three month periods ended September 30, 2013 and 2012, respectively.  Tong Gong fully expensed the prepaid mining rights as of September 30, 2013.

As of September 30, 2013 and December 31, 2012, the total quantity of coal the Company is allowed to extract under the mining rights of Xing An and Tong Gong was 25,931,500 tons (as per above table); however, as noted in the table above, this amount reflects the in place resources on which the mining rights are based and to which those mining rights extend. But these amounts, determined by the appropriate PRC authorities, do not coincide with the definition of proven and probable product reserves of SEC Industry Guide 7, which would be 7.83 million tons as of September 30, 2013. The Company paid for 25,165,295 tons at September 30, 2013, and is committed to pay for 766,205 tons of coal at RMB 8 ($1.28) per ton, or $973,080, which must be paid by September 30, 2017. The prepayment of mining rights is accounted for in a manner similar to a royalty agreement as neither the payment terms nor the price per ton is fixed.

7.   COAL PRODUCTION SAFETY DEPOSIT

As of September 30, 2013, the Company made a coal production safety deposit of $4,879,636 as a guarantee related to production safety for Tong Gong as a result of a new government requirement.

8.     DEPOSIT FOR COAL TRADING

At September 30, 2013 and December 31, 2012, the Company had a refundable deposit of $1,995,485 and $2,085,585, respectively, as an advance for its coal trading business with certain US brokers. In June of 2011, the Company made these refundable advances to coal brokers as deposits for buying coal and other mineral products in the US. The advances will be applied to the purchase price or refunded if no purchase is made. During 2012, the Company did not have any export transactions. The Company reassessed the market situation and the risk involved and started to require the brokers to refund the deposits. During the nine month period ended September 30, 2013, the broker has refunded $90,100 to the Company. On April 13, 2013, the Company’s Chief Executive Officer guaranteed the outstanding amount of the deposits and pledged 1 million shares of the Company’s common stock as partial security in support of the guaranty. On May 15, 2013, the third party that currently holds the deposits, a logistics company in China, agreed to refund the outstanding deposit balance to the Company by the end of 2013.

9.     CONSTRUCTION IN PROGRESS

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

The Company has incurred $15.53 million for mine retrofit and $19.01 million (consisting of $15.21 million for mine retrofit and 3.82 million for the new building) construction in progress as of September 30, 2013 and December 31, 2012, respectively. The building was completed during the quarter ended June 30, 2013 and transferred to property and equipment.

10.   RELATED PARTY TRANSACTIONS

 Lease from shareholder

Xing An leases its office and certain office equipment, under long-term leases from a principal shareholder for approximately $2,000 (RMB 12,500) per month (See Note 20).  The operating lease requires Xing An to pay certain operating expenses applicable to the leased premises.

Advance from shareholder

As of September 30, 2013 and December 31, 2012, the Company received advances from a shareholder in the amount of $124,940 and $2,000, respectively, to support the working capital needs of the Company’s US parent entity.  The advances from the shareholder bear no interest, and are payable upon demand.

11.    ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at September 30, 2013 and December 31, 2012:

	2013	2012
Accrued liabilities	$97,062	$158,462
Accrued interest on bank loan	87,833	-
Other payables:
Education and union outlays	159,444	156,156
Refundable deposit from a contractor for Tong Gong’s mining work	325,309	318,193
Transportation infrastructure construction fee	14,444	13,006
Mine security special purpose fee	-	6,175
Coal price adjustment fund	-	6,175
Resource compensation fee	90,276	88,301
Accrued cost for construction of the new building	-	2,242,218
Others	250,098	183,573

Total	$1,024,466	$3,172,259

Accrued liabilities were mainly for accrued payroll, consulting and legal and audit expense.  Transportation infrastructure construction fee was a fee for Tong Gong and Xing An levied by the provincial government at RMB 10 ($1.60) per ton based on sales volume. Coal mine security special purpose fee was a fee for Tong Gong levied by the local authority at RMB 10 ($1.60) per ton based on sales volume. Coal price adjustment fund was a fee for Tong Gong levied by the local authority at RMB 10 ($1.60) per ton based on sales volume.  Others mainly consisted of payables for employees’ welfare, social security and personal income tax withholding.

At September 30, 2013 and December 31, 2012, the Company had a refundable deposit from a contractor for Tong Gong’s mining work for $325,309. The Company outsourced Tong Gong mining work to an independent contractor for three years from October 1, 2009 to September 30, 2012. The Company renewed the service term with this contractor through December 31, 2013. The contractor was required to pay a deposit for mining safety assurance, which will be refunded when the contract expires.

12.   TAXES PAYABLE AND RECEIVABLE

Taxes payable consisted of the following at September 30, 2013 and December 31, 2012:

	2013	2012
Land	$4,778,627	$2,670,909
Value added	-	813,478
Resource	8,493	43,962
Others	10,588	91,499
Total	$4,797,708	$3,619,848

Taxes receivable consisted of the following at September 30, 2013 and December 31, 2012:

	2013	2012
Income	$534,605	$621,439
Value added	167,172
Others	5,477	9,914
Total	$707,254	$631,353

13.    LOAN PAYABLE

On June 4, 2013, the Company obtained a one-year loan of RMB 27,000,000 ($4,391,672) with a maturity date of June 3, 2014 from Heihe Rural Commercial Bank for the payment of the coal safety production deposit.  The interest rate on this loan is the same as the prevailing Heihe Rural Commercial Bank rate for similar type of loans made on the same borrowing date of the Company with the same terms , which is a 6% annual rate with interest payable quarterly.  For the nine and three months ended September 30, 2013, the Company recorded interest expense of $86,892.

14.   ASSET RETIREMENT COST AND OBLIGATION

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

Effective January 1, 2009, Xing An and Tong Gong were required by the local Environment Protection Bureau and HPNLRNB to deposit RMB 18,886,500 ($2,765,632) and RMB 5,000,000 ($731,090), respectively, within a period of time presently expected to be three to five years to a bank account held by local mining authority for land subsidence, restoration and rehabilitation when the mine is fully depleted.  At September 30, 2013, Xing An deposited RMB 5,665,950 ($921,592), and Tong Gong deposited RMB 2,643,280 ($429,941).

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

Asset Retirement Cost at September 30, 2013 and December 31, 2012 was:

	2013	2012
Asset retirement cost	$4,842,671	$4,736,734
Less: Accumulated amortization	(2,384,470))	(2,309,278)
	$2,458,201	$2,427,456

Amortization for asset retirement cost for the nine months ended September 30, 2013 and 2012 was $23,290 and $190,500, respectively. Amortization for asset retirement cost for the three months ended September 30, 2013 and 2012 was $7,990 and $23,900, respectively.

Changes in Asset Retirement Obligation for the nine months ended September 30, 2013 and for the year ended December 31, 2012 consisted of the following:

	2013	2012
Balance at beginning of period	$4,860,173	$4,689,114
Accretion of interest expense	188,707	238,096
Foreign currency translation gain (loss)	94,479	(67,037)
Ending balance	$5,143,359	$4,860,173

15.   DEFERRED TAX ASSET, NET

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

Deferred tax liability consisted of tax-deductible safety and maintenance expenses of RMB 14.7 ($2.31) per ton for Tong Gong, RMB 14.7 ($2.31) for Xing An until 2011 and increased to RMB 23.7 ($3.73) after 2011 to be incurred in the future for coal produced. It is deductible for tax purposes at a predetermined rate per ton of coal produced per year until April 2011.  For financial reporting purposes, this was recorded as an appropriation of retained earnings. As defined under US GAAP, a liability for safety and maintenance expenses does not exist at the balance sheet date because there is no present obligation to transfer assets or to provide services as a result of any past transaction (see Note 18 - Statutory Reserves).  Effective May 1, 2011, per ruling No. 26, issued in 2011 by National Tax Authority Regarding Coal Mine Enterprise Tax Deduction Guidance for Maintenance of Productivity Expenses and Security (M&S), M&S expense can only be deductible under PRC tax law when the expense is incurred. Accordingly, there was no deferred tax liability for M&S expense since then.

Deferred tax asset (liability) consisted of the following at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Deferred tax asset on amortization of mining rights, amortization of asset retirement cost, depreciation of assets using unit-of-production method; and mine safety and maintenance expenses	$3,110,680	$3,012,256
Deferred tax liability on statutory reserves for mine safety and maintenance expenses	(2,375,852)	(2,323,878)
Net deferred tax asset	$734,828	$688,378

16.   INCOME TAXES

The Company is subject to income taxes by entity on income from the tax jurisdiction in which each entity is domiciled.

US China Mining Group, Inc., the US parent company, was incorporated in Nevada and has net operating losses (“NOL”) for income tax purposes.  The US parent company has NOL carry forwards for income taxes of approximately $6.90 million at September 30, 2013, which may be available to reduce future years’ taxable income as NOLs can be carried forward up to 20 years from the year the loss is incurred. Management believes the realization of the benefits from these losses is uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided for the US parent company.

Tong Gong is a Sino-foreign joint venture enterprise formed in the PRC subject to PRC income tax. According to the PRC government local tax bureau, and is subject to a 25% income tax rate.  Xing An is subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

The following table reconciles the US statutory rates to the Company’s consolidated effective tax rate for the nine months ended September 30, 2013 and 2012:

	2013		2012
US statutory rates (benefit)	(34.0)%		(34.0)%
Tax rate difference	8.8%		7.0%
Permanent difference – change in FV of Warrants	(2.0	) %	(1.0)%
Permanent difference – accretion of interest on asset retirement obligation and excess portion of asset retirement cost per US GAAP over amount allowed for deduction per PRC tax	1%		3.0%
Valuation allowance on US NOL	25.7%		35.6%

Tax expense (benefit) per financial statements	(0.5)%		10.6%

The following table reconciles the US statutory rates to the Company’s consolidated effective tax rate for the three months ended September 30, 2013 and 2012:

	2013		2012
US statutory rates (benefit)	(34.0)%		(34.0)%
Tax rate difference	8.7%		7.5%
Permanent difference – change in FV of Warrants	(2.1	) %	(2.1)%
Permanent difference – accretion of interest on asset retirement obligation and excess portion of asset retirement cost per US GAAP over amount allowed for deduction per PRC tax	1.0%		5.0%
Valuation allowance on US NOL	25.9%		19.4%

Tax expense (benefit) per financial statements	(0.	5)%	(4.2)%

The provisions for income tax for the nine months ended September 30, 2013 and 2012 consisted of the following:

	2013	2012
Income tax expense – current	$-	$827,364
Income tax benefit – deferred	(30,721)	(203,033))
Total income tax expense (benefit)	$(30,721)	$624,331

The provisions for income tax for the three months ended September 30, 2013 and 2012 consisted of the following:

	2013	2012
Income tax expense – current	$-	$(50,248)
Income tax benefit – deferred	(10,634)	(43,289))
Total income tax expense (benefit)	$(10,634)	$(93,537)

17.   MAJOR CUSTOMERS AND VENDORS

Below is the table indicating the major customers accounting for over 10% of the Company’s total sales for the nine months ended September 30, 2013 and 2012:

Customers	Sales of 2013	Percentage to Total Sales	Sales of 2012	Percentage to Total Sales
Customer A	$1,060,277	65%	$17,316,480	80%
Customer B	$563,834	35%	$4,281,716	20%

Below is the table indicating the major customers accounting for over 10% of the Company’s total sales for the three months ended September 30, 2013 and 2012:

Customers	Sales of 2013	Percentage to Total Sales	Sales of 2012	Percentage to Total Sales
Customer A	$367,409	66%	$1,260,634	64%
Customer B	$189,553	34%	$697,862	36%

At September 30, 2013 and December 31, 2012, the total receivable balance due from these customers was $0.

There were no major vendors for the Company for the nine and three months ended September 30, 2013 or 2012.

18.   STATUTORY RESERVES

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

The statutory reserves were as follows as of September 30, 2013 and December 31, 2012:

	2013	2012
Statutory surplus reserve	$3,280,498	$3,257,850
Safety and Maintenance reserve	10,347,407	10,222,142
Total	$13,627,905	$13,479,992

19.   SHAREHOLDERS’ EQUITY

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

The following table summarizes activities of these options:

	Number of Shares	Average Exercise Price per Share ($)	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2013	235,000	4.22	2.76
Exercisable at January 1, 2013	200,000	4.78	2.51
Granted	20,000	0.27	5.00
Exercised	-	-	-
Outstanding at September 30, 2013	255,000	3.91	2.19
Exercisable at September 30, 2013	245,000	4.06	2.10

The Company recorded $10,215 and $75,415 of compensation expense for stock options during the nine months ended September 30, 2013 and 2012, respectively. The Company recorded $1,477 and $20,791 of compensation expense for stock options during the three months ended September 30, 2013 and 2012, respectively. There were no options exercised during the nine and three-month periods ended September 30, 2013 and 2012.

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

The following table summarizes activity for the warrants to certain investor relations firms:
	Number of Shares	Average Exercise Price per Share ($)	Weighed Average Remaining Contractual Term in Years
Outstanding at January 1, 2013	240,000	8.92	2.17
Exercisable at January 1, 2013	240,000	8.92	2.17
Granted	-	-	-
Exercised	-	-	-
Outstanding at September 30, 2013	240,000	8.92	1.42
Exercisable at September 30 2013	240,000	8.92	1.42

The Company recorded $0 warrant expense during the nine and three months ended September 30, 2013 and 2012, respectively.

WARRANTS ISSUED THROUGH PRIVATE PLACEMENT

On January 7, 2011, the Company entered into a Securities Purchase Agreement with investors, pursuant to which the Company sold to the Investors, in a private placement, 3,750,000 Units at $4.00 per Unit. Each Unit was comprised of (i) one share of our common stock, par value $0.001 per share, and (ii) a five-year warrant (the “Investor Warrant”) to purchase 0.5 shares of our Common Stock at $6.80 per share. In connection with the closing of the Private Placement, the Company received $13,650,500 after payment of $1,349,500 of cash commissions to the Placement Agent, and other offering expenses and related costs in connection with the Private Placement. In addition, the Company issued to the Placement Agents five-year warrants to purchase 375,000 shares of our Common Stock, at $6.80 per share.  At September 30, 2013, the remaining term of the warrants was 2.26 years.

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

The Company accounted for the warrants issued to the investors and placement agents based on the FV method under ASC Topic 505. The FV of the warrants was calculated using the Black Scholes Model and the following assumptions: estimated life of five years, volatility of 100%, risk free interest rate of 2.76%, and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options and warrants. The FV of the warrants at grant date was $13,153,426.  Accordingly to FASB ASC 815-40-55, the warrants were classified as a liability on the balance sheet and adjusted to FV at each reporting period as they have a ratchet provision for adjusting the strike price if equity is issued at a later date at a price below the strike price. The Company adjusted the FV of derivative liability to $404,698 and $750,035 for warrants at September 30, 2013 and December 31, 2012, respectively, and recognized a gain of $345,336 and loss of $165,338 during the nine months ended September 30, 2013 and 2012, respectively, and a gain of $119,688 and a loss of $137,734 during the three months ended September 30, 2013 and 2012, respectively.

The following table summarizes activity for the warrants issued in connection with the private placement:

	Number of Shares	Average Exercise Price per Share ($)	Weighed Average Remaining Contractual Term in Years
Outstanding at January 1, 2013	2,250,000	6.80	3.01
Exercisable at January 1, 2013	2,250,000	6.80	3.01
Granted	-	-	-
Exercised	-	-	-
Outstanding at September 30, 2013	2,250,000	6.80	2.26
Exercisable at September 30, 2013	2,250,000	6.80	2.26

20.   OTHER CONTINGENCIES AND COMMITMENTS

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

The Company’s rental expense for the nine months ended September 30, 2013 and 2012 was $60,000 and $60,000, respectively. The Company’s rental expense for the three months ended September 30, 2013 and 2012 was $20,000 and $20,000, respectively.

As of September 30, 2013, the future minimum annual lease payments required under operating leases, are as follows:

October 1, 2013 - September 30, 2014	$24,000
October 1, 2014 – July 31, 2015	20,000

Total	$44,000

During the fourth quarter of 2012 and the first quarter of 2013, serious accidents occurred at coal mines in neighboring areas in the Heilongjiang province where our mines are located. Consequently, the provincial mining authority has requested that all of the local coal mines mandatorily cease production for further safety review, in connection with the annual re-inspection, and approval to undertake production again. The coal mines need to meet strict regulatory standards during the inspection and must advance a RMB30 million coal mine safety deposit into a government custodian account before they can be approved for production. The annual inspection usually occurs shortly after the Chinese New Year holiday, but the process was delayed this year until the provincial government announced this new policy in May. Tong Gong passed through the inspection and resumed its production during June, and made a cash payment for the coal mine safety production deposit.  Due to the delay in the inspection and license renewal process and the shutdown and because of shutdowns relating to mine maintenance in the third quarter, Tong Gong was only able to produce coal during one month for each quarter of 2013. Because Xing An does not produce coal during the summer months due to the specific nature of the mines, we do not expect to advance the mine safety deposit at this time. We expect to make the deposit for Xing An and to receive approval for production in time to resume production in the fourth quarter.

21.  ACQUISITION OF COAL MINES

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

During the fourth quarter of 2012 and the first quarter of 2013, serious accidents occurred at coal mines in neighboring areas in the Heilongjiang province where our mines are located. Consequently, the provincial mining authority has requested that all of the local coal mines mandatorily cease production for further safety review, in connection with the annual re-inspection, and approval to undertake production again. The coal mines need to meet strict regulatory standards during the inspection and must advance a RMB30 million coal mine safety deposit into a government custodian account before they can be approved for production. The annual inspection usually occurs shortly after the Chinese New Year holiday, but the process was delayed this year until the provincial government announced this new policy in May. The Tong Gong passed through the inspection and resumed its production during June, and made cash payment for the security deposit through a bank loan financing of RMB 27 million. Due to the delay in the inspection and license renewal process and the shutdown, and because of shutdowns relating to mine maintenance in the third quarter, Tong Gong was only able to produce coal during one month for each of the quarters of 2013. Because Xing An does not produce coal during the summer months due to the specific nature of the mines, we do not expect to advance the mine safety deposit at this time. We expect to make the deposit for Xing An and to receive approval for production in time to resume production in the fourth quarter.

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

RESULTS OF OPERATIONS

Comparison of the nine months ended September 30, 2013 and 2012

The following table sets forth the results of our operations for the nine months ended September 30 in each of the years indicated as a percentage of net sales:

	2013		2012
	$	% of Sales	$	% of Sales
Sales	1,624,111	100%	21,598,196	100%
Cost of Goods Sold	1,542,732	95%	15,693,553	73%
Gross Profit	81,379	5%	5,904,643	27%
Operating Expenses	6,103,848	376%	11,542,186	53%
Loss from Operations	(6,022,469)	(371)%	(5,637,543)	(26)%
Other Income (Expenses), Net	160,418	10%	(253,209)	(1)%
Income Tax Expense (Benefit)	(30,721)	(2)%	624,331	3%
Net Loss	(5,831,330)	(359)%	(6,515,083)	(30)%

Coal mining production, brokerage and sales at our three mines, in tons, for the periods indicated:

	Tong Gong Coal Mine
	Salable Production		Brokerage		Sales
	2013	2012	2013	2012	2013	2012

Nine months ended September 30	26,100	101,480	-	110,000	26,100	211,480

	Xing An Coal Mines (Hong Yuan and Sheng Yu)
	Salable Production		Brokerage		Sales
	2013	2012	2013	2012	2013	2012

Nine months ended September 30	-	351,376	-	-	-	185,495

Sales. China’s coal industry saw another turndown in 2013 due to the slow-down of the national economy and the government’s recent efforts to float coal prices and loosen controls on the import and export of coal. The result has been a growing surplus of supply over demand, continuously falling market prices for coal, especially power coal, and higher consumption of imported coal, all of which has a negative impact on local coal business. Our revenues are from sales of coal. During the nine months ended September 30, 2013, we had sales of $1.62 million compared to $21.60 million for 2012, a decrease of 92%. In the nine months ended September 30, 2013, our sales volume decreased from both our Xing An and Tong Gong mines compared to the same period in 2012. The average selling price per ton for the nine months ended September 30, 2013 was $62.23 as compared to $54.41 for 2012. Our sales volume was 26,100 tons for the nine months ended September 30, 2013, compared to 396,975 tons for 2012, a decrease of 93%, resulting primarily from the decrease in our mines’ production, as described below, and the decrease of local demand. The decrease in local demand was attributable to the factors described above and the government’s policies of limiting coal consumption in favor of alternative fuel sources in residential and even for industrial usages, due to worsening air pollution in China, and the negative impacts from customers’ use of more coal imported from neighboring areas in Inner Mongolia at cheaper prices during 2013 as well as logistic difficulties for Xing An and its customers.
Cost of Goods Sold. Cost of goods sold (“COGS”) for the nine months ended September 30, 2013 was $1.54 million, a decrease of $14.15 million or 90%, from $15.69 million for 2012. Our total production for the nine months ended September 30, 2013 was 26,100 tons, compared to 452,856 tons for the corresponding period in 2012, a decrease of 426,756 tons, resulting from the changing geological conditions of Tong Gong mine’s under-shaft with increased rock zone as a result of our having to mine into the deeper areas of the underground mine, which limits the lifting capacity and results in higher extraction costs. We were also impacted by the temporary shutdown of the production of the Tong Gong mine due to government inspection requirements. In addition, Xing An also temporarily ceased production in the nine months ended September 30, 2013 due to the mine retrofit project and the government’s inspection requirements. COGS as a percentage of sales was 95% for the nine months ended September 30, 2013, compared to 73% in 2012. Our average cost per ton was $59.11 in the nine month period ended September 30, 2013, compared to $34.65 for the corresponding period in 2012. This increase was primarily attributable to higher infrastructure, safety and environment standard requirements and overall inflation in China resulting in increased labor, certain materials and energy costs used for the mining and processing. In addition, decreased production/sales volume caused relatively higher depreciation and amortization cost resulting in higher unit cost on average.

Gross Profit. Gross profit was $81,379 for the nine months ended September 30, 2013 compared to $5.90 million for the comparable period in 2012, a decrease of $5.82 million. Our gross profit as a percentage of sales was 5% and 27% for the nine months ended September 30, 2013 and 2012, respectively. The decrease in gross profit was due to decreased sales and increased percentage of COGS to the sales, as explained in the above section.

Operating Expenses. Operating expenses totaled $6.10 million for the nine months ended September 30, 2013 compared to $11.54 million for 2012, a decrease of $5.44 million or 47%. The decrease was attributable to decreased selling expenses resulting from decreased sales in the nine months ended September 30, 2013, compared to the comparable period of 2012; and decreased G&A expenses resulting from decreased production and business activities.

Other Income (Expenses). Other income totaled $160,418 for the nine months ended September 30, 2013 compared to other expense of $253,209 for 2012. In the nine months ended September 30, 2013, we had interest expense of $275,600 compared to $208,820 in 2012.  We had non-cash non-operating income of $345,336  in the nine months ended September 30, 2013 compared to non-cash non-operating expense of $165,338  in 2012, resulting from the change of fair value of the derivative warrants we issued to approximately 200 investors and agents through the January 2011 Private Placement.

Net Income (Loss). Our net loss for the nine months ended September 30, 2013 was $5.83 million compared to $6.52 million for the corresponding period in 2012, a decrease in the amount of loss of $0.68 million. This was mainly attributed to significantly decreased sales in 2013 but increased other income compared to the comparable period of 2012.

Comparison of the three months ended September 30, 2013 and 2012

The following table sets forth the results of our operations for the three months ended September 30 in each of the years indicated as a percentage of net sales:

	2013		2012
	$	% of Sales	$	% of Sales
Sales	556,962	100%	1,958,496	100%
Cost of Goods Sold	580,239	104%	1,544,301	79%
Gross Profit (loss)	(23,277)	(4)%	414,195	21%
Operating Expenses	2,057,227	369%	2,475,917	126%
Loss from Operations	(2,080,504)	(373)%	(2,061,722)	(105)%
Other Income (expenses), Net	(2,337)	(0.4)%	(155,548)	(8)%
Income Tax Expense (Benefit)	(10,634)	(2)%	(93,537)	(5)%
Net Loss	(2,072,207)	(372)%	(2,123,733)	(108)%

Coal mining production, brokerage and sales at our three mines, in tons, for the periods indicated:

	Tong Gong Coal Mine
	Salable Production		Brokerage		Sales
	2013	2012	2013	2012	2013	2012

Three months ended September 30	8,880	27,469	-	5,000	8,880	32,469

	Xing An Coal Mines (Hong Yuan and Sheng Yu)
	Salable Production		Brokerage		Sales
	2013	2012	2013	2012	2013	2012

Three months ended September 30	-	-	-	-	-	-

Sales.  The slowing-down of the national economy and the government’s recent efforts to float coal prices and loosen controls on the import and export of coal, and higher consumption of imported coal, has resulted in a growing surplus of supply over demand. Our revenues are from sales of coal. During the three months ended September 30, 2013, we had sales of $0.56 million compared to $1.96 million for the comparable period in 2012, a decrease of 72%. In the three months ended September 30, 2013, our sales volume decreased from both our Xing An and Tong Gong mines compared to the same period in 2012. The average selling price per ton for the three months ended September 30, 2013 was $62.72 as compared to $61.07 for the comparable period in 2012. Our sales volume was 8,880 tons for the three months ended September 30, 2013, compared to 32,469 tons for 2012, a decrease of 73%, resulting primarily from the decrease in our mines’ production, as described in below section, and the decrease of local demand as described above.

Cost of Goods Sold. Cost of goods sold (“COGS”) for the three months ended September 30, 2013 was $0.58 million, a decrease of $0.96 million or 62%, from $1.54 million for the comparable period in 2012. Our total production for the three months ended September 30, 2013 was 8,880 tons, compared to 27,469 tons for 2012, a decrease of 18,589 tons, resulting from the changing geological conditions of Tong Gong mine’s under-shaft with increased rock zone as a result of our having to mine into the deeper areas of the underground mine, which limits the lifting capacity and results in higher extraction costs. We were also impacted by the temporary shutdown of the production of the Tong Gong mine due to government inspection requirements. In addition, Xing An also temporarily ceased production in 2013 due to the mine retrofit project and the government’s inspection requirements. COGS as a percentage of sales was 104% for the three months ended September 30, 2013, compared to 79% in 2012, which was mainly due to significantly decreased sales but fixed production and overhead cost. Our average cost per ton was $65.34 in the three months ended September 30, 2013, compared to $47.24 in 2012. This increase was primarily attributable to higher infrastructure, safety and environment standard requirements and overall inflation in China resulting in increased labor, certain materials and energy costs used for the mining and processing.

Gross Profit. Gross profit (loss) was $(23,277) for the three months ended September 30, 2013 compared to $0.41 million for the comparable period in 2012, a decrease of $0.44 million. Our gross profit as a percentage of sales was (4%)  and 21% for the three months ended September 30, 2013 and 2012, respectively. The decrease in gross profit was due to decreased sales and increased percentage of COGS to the sales, as explained in the above section.

Operating Expenses.  Operating expenses totaled $2.06 million for the three months ended September 30, 2013 compared to $2.46 million for 2012, a decrease of $0.42 million or 17%. The decrease was attributable to decreased selling expenses resulting from decreased sales in the three months ended September 30, 2013 compared to the comparable period of 2012; and decreased G&A expenses resulting from decreased production and business activities.

Other Income (Expenses). Other expense totaled $2,337 for the three months ended September 30, 2013 compared to other expense of $155,548 for 2012. In the three months ended September 30, 2013, we had interest expense of $150,333 compared to $59,089 in 2012.  We had non-cash non-operating income of $119,688 in the three months ended September 30, 2013 compared to non-cash non-operating expense of $137,734  in 2012, resulting from the change of fair value of the derivative warrants we issued to approximately 200 investors and agents through the January 2011 Private Placement.

Net Loss. Our net loss for the three months ended September 30, 2013 was $2.07 million compared to $2.12 million for the comparable period in 2012, a decrease in the amount of loss of $0.05 million. This was mainly attributed to decreased sales but decreased other expenses in the three months ended September 30, 2013 compared to the comparable period in 2012.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Comparison of the nine months ended September 30, 2013 and 2012

As of September 30, 2013, we had cash and equivalents of $32.97 million. Our working capital was $25.24 million. The ratio of current assets to current liabilities was 3.25:1 at September 30, 2013.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2013 and 2012:

	2013	2012
Cash provided by (used in):
Operating Activities	$(10,163,442)	$(6,519,746)
Investing Activities	$(2,435,955)	$(2,219,313)
Financing Activities	$4,467,548	$(3,000,000)

Net cash used in operating activities was $10.16 million for the nine months ended September 30, 2013 compared to net cash used in operating activities of $6.52 million for the comparable period in 2012. In 2013, the increase in cash outflow was primarily due to $4.83 million cash payment for coal production safety deposit and increased cash outflow for accrued liabilities of $2.0 million in the nine months ended September 30, 2013, compared with the same period of 2012, we had cash inflow of $2.30 million from accounts receivable collection and increased payable outstanding, but offset with $5.40 million cash outflow from increase inventory in stock and payment for tax payable.

Net cash used in investing activities was $2.44 million for the nine months ended September 30, 2013 compared to $2.22 million for the comparable period in 2012. In the nine months ended September 30, 2013, we paid $2.44 million for acquisition of property and equipment. In the nine months ended September 30, 2012, we paid $2.0 million for acquisition of property and equipment and $3.21 million for construction in progress, despite the fact that we had $3.0 million cash provided from changes in restricted cash.

Net cash provided by financing activities was $4.47 million in the nine months ended September 30, 2013 as compared to $3.0 million net cash used in the comparable 2012 period. The $4.47 million during the 2013 period consisted of the advance from the Company’s shareholder of $122,940 for the working capital needs of US parent company, and $4.34 million from bank loan for paying the coal production safety deposit. The $3.00 million outflow during the 2012 period was the repayment of a bank loan during the nine months ended September 30, 2012.

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

The following tables summarize our contractual obligations as of September 30, 2013, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	5 Years +

Contractual Obligations:
Operating Leases	$44,000	$24,000	$20,000	$-	$-
Deposit for land restoration	2,187,205	-	-	2,187,205
Mining Rights	973,080	973,080	-		-
Total Contractual Obligations:	$3,204,285	$997,080	$20,000	$2,187,205	$-

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

Based on that assessment, management concluded that our internal control over financial reporting was not effective as of September 30, 2013. During the quarter ended June 30, 2012, the Company had to reclassify certain expenditures from operating expenses to capital expenses. Specifically, the Company’s Hong Yuan mining operations incurred significant expenses during the quarter ended June 30, 2012, which were initially classified as operating expenditures. Many of these expenses, however, were classified improperly and should have initially been classified as capital expenditures. The Company has since properly reclassified these expenses as capital expenses.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have not sold any equity securities during the period ended September 30, 2013 that were not previously disclosed in our current report Form 8-K.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Section 302 Certification by the Corporation’s Chief Executive Officer. *
31.2	Section 302 Certification by the Corporation’s Chief Financial Officer. *
32.1	Section 906 Certification by the Corporation’s Chief Executive Officer. *
32.2	Section 906 Certification by the Corporation’s Chief Financial Officer. *
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. CHINA MINING GROUP, INC. (Registrant)

Date: November 14, 2013	By:	/s/ Hongwen Li
Hongwen Li
Chief Executive Officer

Date: November 14, 2013	By:	/s/ Xinyu Peng
Xinyu Peng
Chief Financial Officer (principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Section 302 Certification by the Corporation’s Chief Executive Officer. *
31.2	Section 302 Certification by the Corporation’s Chief Financial Officer. *
32.1	Section 906 Certification by the Corporation’s Chief Executive Officer. *
32.2	Section 906 Certification by the Corporation’s Chief Financial Officer. *
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

* Filed herewith. **Furnished herewith.