Form 10-K
period 2013-12-31
U.S. China Mining Group, Inc.
filed 2014-04-14
CIK 1145761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $2,801,558, computed by reference to $0.29 as of June 30, 2013, which is less than $75 million.

Number of shares of common stock outstanding as of March 31, 2014: 18,852,582

i

CAUTION REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K for the year ended December 31, 2013 (“Annual Report”) contains forward-looking statements. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements usually contain the words “estimate,” “anticipate,” “believe,” “expect,” or similar expressions, and are subject to numerous known and unknown risks and uncertainties. In evaluating such statements, prospective investors should carefully review various risks and uncertainties identified in this Annual Report, including the matters set forth under the captions “Risk Factors” and in the Company’s other filings with the Securities and Exchange Commission (“SEC”). These risks and uncertainties could cause the Company’s actual results to differ materially from those indicated in the forward-looking statements. The Company undertakes no obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

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

Tong Gong coal mine, including the land on which the mine is located and on which most of our mining facilities are located, as well as the underlying coal and other minerals, is owned by the PRC. Therefore, the exact amount of coal that we can extract from the mine is based on mining rights issued by the Heilongjiang Department of Land and Resources. Each mining right is issued pursuant to a reserves appraisal report submitted by government authorized mining engineers, and the mining right is issued upon approval of such appraisal report by the Heilongjiang Department of Land and Resources. The amount of coal underlying the mining rights represents the amount that we have paid for and may legally extract, assuming adequate economically viable reserves, under applicable PRC law and regulations.

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

For mining rights granted prior to September 1, 2006, we are generally required to make full payment within five years unless specific good cause exists for extension. Effective September 1, 2006, under the authority of the Heilongjiang Geology and Mineral Exploration Office, the due date is ten years from the grant date for mining rights granted on or after September 1, 2006. The price is determined on a per ton basis, and is subject to change based on the prevailing market price as determined by the Heilongjiang Department of Land and Resources. As of December 31, 2013, we have paid for 5,383,495 tons out of the 6,149,700 tons to which we have mining rights.

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

At the Company’s request, JTB also prepared a report (dated March 27, 2012), which provided information and estimates as of December 31, 2011. Tong Gong coal mine’s proven and probable product (salable) reserves as reported by JTB presented here comply with SEC Industry Guide 7.  They are based upon and do not reflect reserves as described in the PRC appraisal on which our mining rights are based and which establishes the amount of coal we are entitled to extract pursuant to those rights. The Company applied JTB 2011’s report as the base to estimate the Tong Gong’s proven product reserve as of 2013. At December 31, 2013, the estimated product reserves for Tong Gong under Industry Guide 7 was approximately 0.21 million tons, of which all was proven product reserves.

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

Hong Yuan and Sheng Yu Coal Mines

Hong Yuan and Sheng Yu coal mines (collectively, the “Xing An coal mines”) are adjacent underground mines. Both mines contain four principal coal seams – No. 3, No. 4, No. 5 and No. 6 – ranging from 1.7 to 4.0 meters in thickness.

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

Our expected mining recovery is about 65-70% of the in-place resources, and our process / screening recoveries is about 95-97% of the run-of-mine output. Thus, we may extract coal based on 19,781,800 tons of in-place resources from Xing An coal mines, provided the coal underlying the mining rights is paid for by a certain period of time. As of December 31, 2013, we paid for all mining rights in the amount of $24.3 million (RMB 148,150,320) at the Xing An coal mines based on PRC reserve guidelines.

As with Tong Gong coal mine, we also commissioned JTB to assess both Xing An coal mines in accordance with SEC Industry Guide 7. Based on the JTB report dated April 15, 2008, as of June 30, 2007, Hong Yuan coal mine had proven product (salable) reserves of 2.53 million tons and probable product (salable) reserves of 2.81 million tons, and Sheng Yu had proven product (salable) reserves of 0.81 million tons and probable product (salable) reserves of 2.73 million tons. The Xing An coal mines’ proven and probable product (salable) reserves as reported by JTB presented here comply with SEC Industry Guide 7.  They are based upon and do not reflect reserves as described in the PRC appraisal on which our mining rights are based and which establishes the amount of coal we are entitled to extract pursuant to those rights. The most recent JTB report (dated March 27, 2012) provides updated information and estimates. The Company applies this report to estimate for the year-end of 2013. At December 31, 2013, the estimated product reserves for Hong Yuan and Sheng Yu under Industry Guide 7 were approximately 7.58 million tons.

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

Tong Gong’s annual production volumes from 2005 to 2013, and the weighted average selling price per ton for each year, are as follows:

Year	Annual Production (Tons )	Weighted Average Price Per Ton (RMB)
2005	129,448	RMB 176

2006	176,844*	RMB 174

2007	351,946*	RMB 198

2008	372,229*	RMB 231

2009	350,000*	RMB 332

2010	200,506*	RMB 360

2011	142,314	RMB 378

2012	109,655	RMB 386

2013	48,180	RMB 390

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

We were in the process of constructing a new building and are in the process of retrofitting the Xing An mines. The maintenance and retrofit project included building a new mining tunnel while maintaining, altering and improving the mining property to accommodate all-year-round mining production in the future instead of the limited permafrost period.  The Company completed the new building in 2013 and expects to complete the mining retrofit project in the future when the local market conditions improve and Xing An resumes its production.

The annual production volumes from 2005 to 2013, and the weighted average selling price per ton, are as follows:

Year	Annual Production (Tons )	Weighted Average Price Per Ton (RMB)
2005	299,760	RMB 200

2006	694,502	RMB 196

2007	712,690	RMB 228

2008	743,280	RMB 238

2009	569,718	RMB 337

2010	512,350	RMB 299

2011	649,028	RMB 295

2012	373,973	RMB 284

2013	0	0

Brokered Coal

In addition to mining coal, we also broker coal from small independent mines operating in the areas surrounding the mines that we operate. Because operators of these small mines often lack the means to transport coal from the mines, they have no market for their coal other than selling it to us at competitive prices. The brokered coal enables our subsidiaries to fulfill their respective sales obligations. Tong Gong brokered approximately 110,000 tons of coal in 2012 at an approximately 14% mark-down of the costs of the coal that it mines; during 2013, Tong Gong did not broker any coal.  Xing An stopped brokering coal in 2011, due to tightened capacity of local railway transportation, which resulted in higher logistic and inventory costs for brokering coal during the period.  We do not expect to resume brokering coal for Xing An in 2014.

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

Tong Gong’s Coal

As reported in the JTB report dated March 27, 2012, the coal from Tong Gong coal mine was estimated to have the following characteristics at December 31, 2013:

	Recoverable Reserves (million tons ) (1)	Amount Assigned to Existing Facilities (2)	Type of Coal	Btu per Pound	Sulfur Content (%)	Ash Content (%)	Moisture (%)
Proven (Measured) (3)	0.26	0.26	Steam coal	10,080	0.5	14	6
Probable (Indicated) (3)	--	--	Steam coal	10.080	0.5	14	6
Total	0.26	0.26

(1)
The proven amount was 0.37 million ton as of December 31, 2011 based on the JTB report dated March 27, 2012. The estimate was the deduction of the 2012 and 2013 production amount, 0.16 million tons, from the 2011 reserve balance.

(2)	Existing infrastructure and equipment allows these reserves to be mined at current production levels.

(3)	A drill hole spacing of 500 meters is used for proven reserves, and a drill hole spacing of 1,000 meters is used for probable reserves.

Xing An’s Coal

Based on the JTB report dated March 27, 2012, the coal from Hong Yuan coal mine was estimated to have the following characteristics at December 31, 2013 :

	Recoverable Reserves (million tons ) (1)	Amount Assigned to Existing Facilities (2)	Type of Coal	Btu per Pound	Sulfur Content (%)	Ash Content (%)	Moisture (%)
Proven (Measured) (3)	1.74	1.74	Steam coal	6,660-9,000	0.5-0.7	19-35	10
Probable (Indicated) (3)	2.46	2.46	Steam coal	6,660-9,000	0.5-0.7	19-35	10
Total	4.20	4.20

(1)
The proven amount for Hong Yuan was 2.11 million tons as of December 31, 2011, based on the JTB report dated March 27, 2012. The estimate deducted the production amount of zero tons Hong Yuan for 2013 and 0.37 million tons in Hong Yuan for 2012 from the 2011’s year-end reserve balance.

(2)	Existing infrastructure and equipment allow these reserves to be mined at current production levels.

(3)	A drill hole spacing of 500 meters is used for proven reserves, and a drill hole spacing of 1,000 meters is used for probable reserves.

Based on the JTB report dated March 27, 2012, the coal from Sheng Yu coal mine was estimated to have the following characteristics at December 31, 2013:

	Recoverable Reserves (million tons ) (1)	Amount Assigned to Existing Facilities (2)	Type of Coal	Btu per Pound	Sulfur Content (%)	Ash Content (%)	Moisture (%)
Proven (Measured) (3)	0.68	0.68	Steam coal	6,660-9,000	0.5-0.7	19-35	10
Probable (Indicated) (3)	2.70	2.70	Steam coal	6,660-9,000	0.5-0.7	19-35	10
Total	3.38	3.38

(1)	There was no change in proven reserves for Sheng Yu because there was neither production nor sales.

(2)	Existing infrastructure and equipment allow these reserves to be mined at current production levels.

(3)	A drill hole spacing of 500 meters is used for proven reserves, and a drill hole spacing of 1,000 meters is used for probable reserves.

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

For the year ended December 31, 2013, two customers collectively accounted for approximately 100% of our consolidated revenue:

•	Heilongjiang QiQiHaEr Huadian Power Plants Co., Ltd., accounted for 49% of our total sales in 2013;

•	Heilongjiang Nengjiang Hongyu Logistics Company, accounted for 51% of our total sales in 2013;

Heilongjiang QiQiHaEr Huadian Power Plants Co., Ltd., is a group company having multiple power plants as end-users of our coal.  Heilongjiang Nengjiang Hongyu Logistics Company is a trading and logistic company who further sells the coal to industrial plants, like cement plants and metallurgical mills, and wholesalers and individual users.

We sell our coal on a per ton basis directly to our customers. Coal is generally sold to major customers by purchase order signed prior to the beginning of each mining season. These purchase orders generally specify the quantities and timing of purchases planned over a time period generally no longer than one year. The balance of the sales comes from purchase orders issued by the same customers that have additional requirements for coal during the year, or from smaller customers. Net coal sales represent the invoiced value of coal sold and are net of sales taxes, transportation costs and various miscellaneous fees relating to sales if the invoiced value includes transportation costs to the customers. We require most customers to pay either in advance of delivery or against delivery of coal. As a result, we carried no balance in accounts receivable at December 31, 2013. Our sales personnel conduct routine customer visits and customer satisfaction surveys. We have established long-term business relationships with our major customers, and our management believes that these relationships are stable.  Once our coal is extracted, it is typically picked up by, or loaded for delivery to, customers so we do not currently maintain a high level of inventory of extracted coal. Coal extracted from Tong Gong coal mine is trucked approximately 500 meters to the nearest rail siding and sold f.o.b. railcar. Coal extracted from Xing An coal mines is trucked approximately 60 kilometers to a stockyard adjacent to the nearest rail siding and sold f.o.b. railcar.

Product Pricing

Coal prices are generally determined by market price or are based on contractual terms. However, the price for certain thermal coal used for power generation is determined among coal suppliers and power plant buyers in accordance with the pricing guidance published by the PRC Government.

We set pricing by taking into account: (i) prices in the relevant local coal markets (inclusive of transportation costs); (ii) grade and quality of the coal; and (iii) relationships with customers. Most of the transportation costs are borne by the customers. The average price for raw coal from Tong Gong in 2013 was RMB 390 per ton, which is RMB 5 higher than the average price of RMB 385 in 2012. There was no production and there were no sales from Xing An in 2013. The average price for raw coal from Xing An in 2012 was RMB 284 per ton. In 2013, the Company sold coal only to one power plant customer. Such high customer centralization limited our bargaining power in pricing when we signed a yearly contract in the beginning of the year.

Product Delivery

All of our major customers are located in Northeastern China, primarily in the provinces of Heilongjiang and Jilin. Coal is transported to these customers principally by railways. We delivered about 1,068,904 tons of our raw coal to our customers by railways in 2011, about 608,077 tons in 2012 and about 48,180 tons in 2013.

Sources and Availability of Raw Materials and the Principal Suppliers

We purchase certain materials in connection with our coal mining operations, including: (i) tires for mining equipment and vehicles; (ii) lift cylinders; and (iii) iron boards. Because these materials are readily available, we do not purchase them exclusively from any one supplier for our Tong Gong operation. Xing An, however, does source tires and lift cylinders principally from Mohe County Yongsheng Metal Products Shop, and iron boards principally from Mohe Shuangli Steel Store when Xing An needs them for production. The price of these materials is set at market rates or determined through negotiations. We believe we have established stable cooperative relationships with the suppliers that we deal with to ensure a reliable supply of the materials required for our mining operations.

Research and Development

We had no research and development expenses in 2013 or in 2012. We currently have no plans for any research and development activities and do not anticipate any material research and development costs.

Intellectual Properties and Licenses

We have no material patents, licenses or other intellectual property.

Competition

In the area where we operate Tong Gong coal mine, there are two other coal mines which directly compete with us:  No. 151 coal mine and Fu Hong coal mine. No. 151 coal mine has an annual production capacity of 400,000 tons and Fu Hong coal mine has an annual production capacity of 200,000 tons. In the area where we operate Xing An coal mines, competition is comprised of small mining operations that often lack transportation capabilities to deliver their coal to the nearest train depot.  In prior years, because demand for coal outpaced supply, we did not face any meaningful competition for the sale of our coal from our mines. In 2012, however, China’s coal industry landscape changed so that supply outpaced demand and local market imported more coal from neighboring Inner Mongolia’s areas at lower prices. In addition, beginning in 2013, the government is no longer supporting or controlling prices and is allowing pricing to float, which, given the current excess supply, puts downward pressure on prices.  As a result, the Company expects to face more competition in future years than it has in the past.

Growth Strategy

We intend to grow our business by acquisition and by increased production in our existing mines in the long term.  Our goal over the next several years is to reach a higher level of mining capacity and to sell substantially more tonnage at favorable prices.  In December 2009, we began a program to upgrade one of the Xing An mines to increase efficiency, safety and boost production at the site. This mine will be transitioning from room-and-pillar mining to long-wall mining process, which will enable year round production. Although the upgrading program is currently suspended in its entirety due to the local market condition, we expect to complete this transition in future years when the  market conditions improve. In November 2010, we started to launch a coal sorting business that consists of sourcing raw coal and gangue from our mines and the other producers in neighboring areas and then cleaning and sorting the raw coal and gangue on site to yield a better market price. We also will achieve our growth by acquiring properties holding reserves of coal with high heat content.  We seek to identify targets in which the heat content of the coal is higher than the heat content of coal from our present mines and we can therefore sell this coal at higher prices per ton than we presently obtain, although we will also consider acquisitions of thermal coal mines (with relatively lower heat content) in circumstances in which the price is appropriate to the available return on investment.

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

On January 20, 2011, the Company signed an advance agreement with an individual owner of a coal mine located in Guizhou China. Pursuant to the agreement, the Company has advanced a refundable RMB 30 million (approximately $4,525,000, the maximum amount provided under the agreement) to an escrow account to be used for improvements to this mine. In addition, the Company intends to undertake the acquisition of the mine from the individual owner if the owner can complete the necessary restructuring of the mine as appropriate for acquisition and the new mining company after the restructuring has received all government required permits for normal production. If the potential acquisition goes forward, the escrow amount will be treated as partial consideration. If not, the amount will be reimbursed to the Company. During 2011, the owner completed the mine improvement construction and organization restructuring as appropriate for potential acquisition. The renovated mine has been in official test runs since July 2011 and is currently in the process of applying for all necessary mining and operating permits. The Company expects to undertake the acquisition of the mine once all the necessary permits are in place. The local mining authority delayed the approval of new permits to new or renovated mines during 2012 and 2013 as a matter of policy and as a result of unexpected accidents that occurred in the neighboring counties. The Company did not see solid progress in this acquisition in 2013 when the local government announced its consolidating plan (pursuant to which it plans to significantly reduce the number of operating mines by shutting down or discontinuing small mines with poor conditions and/or, safety and environmental problems) and has started to be (and will continue to be as the plan is implemented in the coming years) stricter in its review of the mining permit procedure.  There is a local company that has indicated a desire to consolidate the mine as well, serving as a potential source of competition with us.  This other local company may have more preferential ties to the local government with respect to the potential acquisition.  As a result, our pace for this acquisition has slowed and we do not have a specific timetable at the current time.

In 2011, the Company started to execute its plan to export coal and other mineral products from the USA to China.  We expected to export coal mined in the United States to China and sell it to our customers there.  However, due to the unfavorable changes in the market conditions between China and the United States and the complicated procedure involved in the coal exporting process, this plan was suspended.  However, the Company made a total of $2.9 million refundable advances as of December 31, 2011 through coal brokers as deposits for buying coal and other mineral products in the U.S., which amount was reduced to $2.1 million as of December 31, 2012 as a result of refunds by the brokers. During 2013, the Company did not have any export transactions. The Company reassessed the market situation and requested that the brokers refund the deposits. On April 13, 2013, the Company’s Chief Executive Officer guaranteed the outstanding amount of the deposits and pledged one million shares of the Company’s common stock as partial security in support of the guaranty. On May 15, 2013, the third party that currently holds the deposits, a logistics company in China, agreed to refund the outstanding deposit balance to the Company by the end of 2013. During the year ended December 31, 2013, the Company had not yet received the refund from the logistics company and the Company is continuing to obtain the refund from the logistics company. The Company did, however, receive a $90,100 refund from the brokers, and the Company settled $224,940 owed to the Company’s CEO against the advance deposit. As of December 31, 2013, the advance balance was $1.77 million.

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

•
the State Administration of Foreign Exchange of China (“SAFE”) and/or its local counterpart, which is responsible for the convertibility of RMB into foreign currencies; and  registration of foreign debt or loans of Chinese companies and, in certain cases, the remittance of currency out of the PRC, such as repayment of bank loans or dividends denominated in foreign currencies, and

•
the State Administration for Industry and Commerce of China (“SAIC”) and/or its local counterpart, which is responsible for review and approval of establishment of domestic and foreign invested companies in China and issuance of their business licenses.

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

Fees and Taxes

There are various taxes and fees that are imposed upon coal producers in Heilongjiang Province, as well as statutory reserves which coal producers are required to set aside. Such taxes, fees and statutory reserves as applicable to Tong Gong at December 31, 2013 are as follows:

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

Taxes, fees and statutory reserves as applicable to Xing An at December 31, 2013 are as follows:

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

Employees

As of December 31, 2013, we had approximately 92 full-time employees, including management, as follows: 16 with our operations at Tong Gong and 71 with our operations at Xing An.  We had 4 full-time employees located at our administrative offices in Harbin, PRC and our CFO works in our Florida office. None of these employees are represented by any collective bargaining agreements. We have not experienced a work stoppage. Management believes that our relations with our employees are good.

In addition, during the peak time of each mining season, we may have up to 265 miners working at Tong Gong coal mine and up to 800 miners working at Xing An coal mines, none of whom are employees.  Our subsidiaries contract with various general contractors who provide the miners and who are fully responsible for the miners’ wages, including all state-mandated insurance.

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

As all of our revenue is derived from sales of coal in the PRC, our business and operating results are substantially dependent on the domestic Chinese demand for coal. The Chinese coal market is cyclical and exhibits fluctuation in supply and demand from year to year. It is subject to numerous factors beyond our control, including, but not limited to, the economic conditions in the PRC and fluctuations in industries with high demand for coal, such as the power and steel industries. Fluctuations in supply and demand for coal affect coal prices, which in turn affects our operating and financial performance. We have experienced substantial price fluctuations in the past and believe such fluctuations will continue. The average selling price of coal products per ton from Tong Gong Coal Mine was RMB 170 per ton in 2005, RMB 174 per ton in 2006, RMB 192 per ton in 2007, RMB 231 per ton in 2008, RMB 332 per ton in 2009, RMB 360 per ton in 2010, RMB 378 per ton in 2011, RMB 385 per ton in 2012 and RMB 390 per ton in 2013. The average selling price of coal products per ton from Hong Yuan and Sheng Yu coal mines was RMB 200 per ton in 2005, RMB 200 per ton in 2006, RMB 225 per ton in 2007, RMB 238 per ton in 2008, RMB 337 per ton in 2009, RMB 299 per ton in 2010, RMB 295 per ton in 2011, and RMB 284 per ton in 2012; we had no sales in 2013. The demand for coal is primarily affected by the overall economic development and the demand for coal from the electricity generation, steel and construction industries. The supply of coal, on the other hand, is primarily affected by the geographical location of the coal supplies, the volume of coal produced by the domestic and international coal suppliers, and the quality and price of competing sources of coal. Alternative fuels, such as natural gas, oil and nuclear power, and alternative energy sources, such as hydroelectric power, also have influences on the market demand for coal. Excess supply of coal or significant reduction in the demand for our coal by domestic electricity generation or steel industries may have an adverse effect on coal prices, which would in turn cause a decline in our profitability. In addition, any significant decline in domestic coal prices could materially and adversely affect our business and results of operations.

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

As a producer of coal products, we are subject to significant, extensive, and increasingly stringent environmental protection laws and regulations in China. These laws and regulations:

•	impose fees for the discharge of waste substances;

•	require the establishment of reserves for reclamation and rehabilitation;

•	require the payment of fines for serious environmental offenses; and

•	allow the Chinese Government, at its discretion, to close any facility that fails to comply with orders requiring it to correct or stop operations causing environmental damage.

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

Transportation costs represent a significant portion of the total cost of coal and, as a result, the cost of transportation is a critical factor in a customer’s purchasing decision.  Increases in transportation costs could make coal a less competitive source of energy or could make some of our operations less competitive than other sources of coal.  In 2011 and 2012 our customers (particularly with respect to our Xing An mines) have experienced occasional difficulties in arranging for rail transportation of our coal.  As a result, we have had to stockpile inventory until transportation could be arranged and our sales have been adversely affected during these periods.  Although we are not presently experiencing these difficulties, if these transportation difficulties were to resume or worsen, our business could be materially impacted.

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

All of our 2013 net sales were derived from sales of coal transported by the Chinese national railway system. As the railway system has limited transportation capacity and cannot fully satisfy coal transportation requirements, discrepancies between capacity and demand for transportation exist in certain areas of the PRC. We generally utilize the national rail system to transport coal to our customers. No assurance can be given that we will continue to be allocated adequate railway transport capacity or acquire adequate rail cars, or that we will not experience any material delay in transporting our coal as a result of insufficient railway transport capacity or rail cars.

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

Until 1994, the Renminbi experienced a gradual but significant devaluation against most major currencies, including the U.S. dollar, and there was a significant devaluation of the Renminbi on January 1, 1994 in connection with the replacement of the dual exchange rate system with a unified managed floating rate foreign exchange system. Since 1995, the value of the Renminbi relative to the U.S. Dollar has appreciated approximately 25%. Countries, including the U.S., have argued that the Renminbi is artificially undervalued due to China’s current monetary policies and have pressured China to allow the Renminbi to float freely in world markets.

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

The Company took the position that it does not need to report to MOFCOM the share consideration portion of the purchase price for the Xing An Companies because Chinese law does not recognize an OTCBB (now, OTCQB) company’s shares as valid consideration.  Accordingly, the Company only disclosed the cash payment at the time it made the requisite regulatory filings.

If the PRC regulatory authorities take the view that the equity or share consideration paid to the Xing An Shareholders should have been reported to MOFCOM and the PRC regulatory authorities do not accept the position that we were not obligated to report the equity or share consideration paid to the Xing An Shareholders because the PRC regulations do not recognize such equity or share consideration paid by an OTCBB (now, OTCQB) company as valid consideration, then, we may be fined. We do not believe, however, that such fines will materially adversely affect our business and financial performance.

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

Our articles of incorporation, as amended, authorize the issuance of 100,000,000 shares of common and 8,000,000 shares of preferred stock. Our Board of Directors (‘BOD’) has the authority to issue additional shares up to the authorized capital stated in the articles of incorporation. Our BOD may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. Further, any such issuance may result in a change of control of our corporation.

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

The holders of our common stock are entitled to receive dividends when, as and if declared by the BOD out of funds legally available therefor.  To date, we have not declared or paid any cash dividends.  The BOD does not intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in our business operations.

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

PROPERTIES

Our Offices

Our principal executive office in the U.S. is in Tampa, Florida, which headquarters our Chief Financial Officer. We lease shared office space in Tampa, Florida for $250 per month.

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

In addition, we also maintain an office in Jiadedaqi city, the closest major city to Mohe where the Xing An coal mines are located. This office is approximately 87,700 square feet and also serves as residence for some of our employees. Our Hong Yuan subsidiary entered into a lease agreement for this office in July 2005, which expires in July 2015, with annual rent at RMB 150,000 (approximately $20,550).

In the second quarter of 2013, Xing An completed and put into use a 4-story building for office and lodge use.  The building is approximately 21,527 square feet and is located in the city of Mohe where the Xing An coal mines are located.  The building is a part of the retrofit project for the Xing An mines. The total cost was approximately $6.4 million.

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

As of December 31, 2013, we are not aware of any material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, par value $0.001 per share (“Common Stock”), is traded on the OTCQB (“OTCQB”) under the symbol “SGZH”. There was no active trading market for the Common Stock before May 22, 2000. The following table sets forth, for the periods indicated, the reported high and low closing bid quotations for our common stock as reported on the OTCQB. The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

Common Stock

Quarter Ended	High Bid	Low Bid
December 31, 2013	$0.24	$0.06
September 30, 2013	$0.33	$0.18
June 30, 2013	$0.42	$0.26
March 31, 2013	$0.52	$0.26

December 31, 2012	$0.99	$0.26
September 30, 2012	$1.23	$0.26
June 30, 2012	$1.00	$0.70
March 31, 2012	$1.20	$0.13

As of March 31, 2014, we had approximately 18,852,582 shares of common stock issued and outstanding and 400,000 shares of preferred stock issued and outstanding.

Holders

As of March 31, 2014, we had approximately 1,019 record holders of our common stock (not including beneficial owners who hold shares at broker/dealers in “street name”) and one record holder of our preferred stock.

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

Sales of Unregistered Securities

Sales of securities within the past three years which were not registered under the Securities Act of 1933, as amended (the “Securities Act”) were previously disclosed in our report on Form 8-K filed on January 12, 2011 and amended on January 13, 2011.

Stock Buy-back Program

On November 15, 2013, our Board of Directors authorized a stock buy-back program to be administered by Hongwen Li, the Company’s Chief Executive Officer, and Xinyu Peng, the Company’s Chief Financial Officer. On that date, the Board of Directors authorized the purchase of up to 500,000 shares of the Company’s common stock until November 15, 2014, on the open market when conditions permit in accordance with the procedures and limitations set forth under SEC Rule 10b-18.  In March 2014, the Company launched the stock buy-back program, and purchased back 1,200 shares of the Company’s common stock at $0.11 per share.

ITEM 6.	SELECTED FINANCIAL DATA

 Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended December 31, 2013 and 2012 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors”, “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and elsewhere in this 10K. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this Form 10-K. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

OVERVIEW

We are a company engaged in coal production and sales by exploring, assembling, assessing, permitting, developing and mining coal properties in the People’s Republic of China (“PRC”). After obtaining permits from the Heilongjiang Province National Land and Resources Administration Bureau and the Heilongjiang Province Coal Production Safety Bureau, we extract coal from properties to which we have the right to mine capped amounts of coal, and sell most of the coal on a per metric ton (“ton”) basis for cash on delivery, primarily to power plants and wholesalers. We do not own the coal mines, but have rights to extract a capped amount of coal from a mine as determined by government authorized mining engineers and approved by the Heilongjiang Department of Land and Resources. Through the end of March 2008, our business consisted of the operations of Heilongjiang Tong Gong Kuang Ye You Xian Gong Si (“Tong Gong”) coal mine in northern PRC, located approximately 175 km southwest of the city of Heihe in the Heilongjiang Province.

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

During the fourth quarter of 2012 and the first quarter of 2013, serious accidents occurred at coal mines in neighboring areas in the Heilongjiang province where our mines are located. Consequently, the provincial mining authority has requested that all of the local coal mines mandatorily cease production for further safety review, in connection with the annual re-inspection, and approval to undertake production again. The coal mines need to meet strict regulatory standards during the inspection and must advance a RMB30 million coal mine safety deposit into a government custodian account before they can be approved for production. The annual inspection usually occurs shortly after the Chinese New Year holiday, but the process was delayed during 2013 until the provincial government announced this new policy in May 2013. The Tong Gong mine passed through the inspection and resumed its production during June 2013, and made cash payment for the security deposit through a bank loan financing of RMB 27 million. Because Xing An did not produce coal in 2013, we do not expect to advance the mine safety deposit at this time. We expect to make the deposit for Xing An and to receive approval for production in time to resume production in the 2014-2015 winter season, depending on coal price and demand of the local market.

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

Recent Accounting Pronouncements

The FASB issued ASU No. 2013-04, Liabilities (Topic 405), “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.” ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect the adoption of this guidance to have a material impact on the Company’s financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, A Similar Tax Loss, or a Tax Credit Carry-forward Exists (A Consensus the FASB Emerging Issues Task Force). ASU 2013-11 provides guidance on financial statement presentation of unrecognized tax benefit when a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward exists. The FASB’s objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP. This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carry-forward in the same tax jurisdiction as of the reporting date. This amendment is effective for public entities for fiscal years beginning after December 15, 2013 and interim periods within those years. The Company does not expect the adoption of this standard to have a material impact on its financial position and results of operations.

As of December 31, 2013, there were no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

RESULTS OF OPERATIONS

Comparison of the years ended December 31, 2013 and 2012

The following table sets forth the results of our operations for the years ended December 31 in each of the years indicated as a percentage of net sales:

	2013		2012
	$	% of Sales	$	% of Sales
Sales	3,023,591	100%	30,906,513	100%
Cost of Goods Sold	2,591,444	86%	23,278,540	75%
Gross Profit	432,147	14%	7,627,973	25%
Operating Expenses	8,599,562	284%	39,349,035	127%
Loss from Operations	(8,167,415)	(270)%	(31,721,062)	(102)%
Other Income, Net	363,003	12%	986,537	3%
Income Tax Expense (Benefit)	(63,776)	(2)%	503,056	2%
Net Loss	(7,740,636)	(256)%	(31,237,581)	(101)%

Coal mining production, brokerage and sales at our three mines, in tons, for the periods indicated:

	Tong Gong Coal Mine
	Salable Production		Brokerage		Sales
	2013	2012	2013	2012	2013	2012

Years ended December 31	48,180	109,655	-	110,000	48,180	219,655

	Xing An Coal Mines (Hong Yuan and Sheng Yu)
	Salable Production		Brokerage		Sales
	2013	2012	2013	2012	2013	2012

Years ended December 31	-	373,973	-	-	-	388,422

Sales. China’s coal industry saw another downturn in 2013 due to the slow-down of the national economy and the government’s recent efforts to float coal prices and loosen controls on the import and export of coal. The result has been a growing surplus of supply over demand, continuously falling market prices for coal, especially power coal, and higher consumption of imported coal, all of which has a negative impact on local coal business. Our revenues are from sales of coal. During the year ended December 31, 2013, we had sales of $3.02 million compared to $30.91 million for 2012, a decrease of 90%. In the year ended December 31, 2013, our sales volume decreased from both our Xing An and Tong Gong mines compared to the same period in 2012. Our average selling price per ton for the year ended December 31, 2013 increased to $62.76 as compared to $50.83 for 2012. All of our sales in 2013 were from coal produced at our Tong Gong mine which produces high yield coal and has a higher selling price than standard coal. Our sales volume was 48,180 tons for the year ended December 31, 2013, compared to 608,077 tons for 2012, a decrease of 92%, resulting primarily from the decrease in our mines’ production, as described below, and the decrease of local demand. The decrease in local demand was attributable to the factors described above and the government’s policies of limiting coal consumption in favor of alternative fuel sources in residential and even for industrial usages, due to worsening air pollution in China, and the negative impacts from customers’ use of more coal imported from neighboring areas in Inner Mongolia, namely, because local market prices were decreased to a level at which it became unprofitable to mine locally, especially at the Xing An mines, as well as logistical difficulties for Xing An and its customers.

Cost of Goods Sold. Cost of goods sold (“COGS”) for the year ended December 31, 2013 was $2.59 million, a decrease of $20.69 million or 89%, from $23.28 million for 2012. Our total production for the year ended December 31, 2013 was 48,180 tons, compared to 483,628 tons for the corresponding period in 2012, a decrease of 435,448 tons, resulting from the changing geological conditions of Tong Gong mine’s under-shaft with increased rock zone as a result of our having to mine into the deeper areas of the underground mine, which limits the lifting capacity and results in higher extraction costs. We were also impacted by the temporary shutdown of the production of the Tong Gong mine due to government inspection requirements. In addition, Xing An also temporarily ceased production in the year ended December 31, 2013 due to the mine retrofit project and the government’s inspection requirements. COGS as a percentage of sales was 86% for the year ended December 31, 2013, compared to 75% in 2012. Our average cost per ton was $53.79 in the year ended December 31, 2013, compared to $39.21 for the corresponding period in 2012. This increase was primarily attributable to higher infrastructure, safety and environmental standards requirements and overall inflation in China resulting in increased labor, certain materials and energy costs used for mining and processing. In addition, decreased production/sales volume caused relatively higher depreciation and amortization cost resulting in higher unit cost on average.

Gross Profit. Gross profit was $432,147 for the year ended December 31, 2013 compared to $7.63 million for the comparable period in 2012, a decrease of $7.20 million. Our gross profit as a percentage of sales was 14% and 25% for the years ended December 31, 2013 and 2012, respectively. The decrease in gross profit was due to decreased sales and increased percentage of COGS to the sales, as explained in the above section.

Operating Expenses. Operating expenses totaled $8.60 million for the year ended December 31, 2013 compared to $39.35 million for 2012, a decrease of $30.75 million or 78%. The decrease was attributable to a decrease of selling expenses by $4.00 million, resulting from decreased sales in the year ended December 31, 2013, compared to the comparable period of 2012; a decrease of G&A expenses by $0.57 million, resulting from decreased production and business activities, such as decreased payroll, rents, and travel expenses; in addition, we had a goodwill impairment of $26.18 million in the year ended December 31, 2012.

Other Income (Expenses). Other income totaled $363,003 for the year ended December 31, 2013 compared to other income of $986,537 for 2012. In the year ended December 31, 2013, we had interest expense of $403,697 compared to $268,471 in 2012, resulting from increased bank loans.  We had non-cash non-operating income of $646,910  in the year ended December 31, 2013 compared to non-cash non-operating income of $1.10 million  in 2012, resulting from the change in fair value of the derivative warrants we issued to approximately 200 investors and agents in the January 2011 Private Placement.

Net Income (Loss). Our net loss for the year ended December 31, 2013 was $7.74 million compared to $31.24 million for the corresponding period in 2012, a decrease in the amount of loss of $23.50 million, for the reasons explained above.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Comparison of the years ended December 31, 2013 and 2012

As of December 31, 2013, we had cash and equivalents of $27.26 million. Our working capital was $24.00 million. The ratio of current assets to current liabilities was 3.09:1 at December 31, 2013.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2013 and 2012:

	2013	2012
Cash provided by (used in):
Operating Activities	$(15,635,123)	$1,121,547
Investing Activities	$(2,436,112)	$(2,223,033)
Financing Activities	$4,062,270	$(3,242,908)

Net cash used in operating activities was $15.64 million for the year ended December 31, 2013 compared to net cash provided by operating activities of $1.12 million for the comparable period in 2012. In 2013, the increase in cash outflow was primarily due to $4.83 million cash payment for coal production safety deposit, and increased payments for accrued liabilities of $2.20 million, as well as a $4.83 million advance to the Guizhou mine (our in-the-process acquisition target) for assistance with coal mine technical transformation and passing inspection in the year ended December 31, 2013; while in 2012, despite our loss in 2012, the increase in cash inflow resulted primarily from timely collection of accounts receivable and other receivables including a refund of $0.85 million from our coal trading and export program, and decreased inventory in stock.

Net cash used in investing activities was $2.44 million for the year ended December 31, 2013 compared to $2.22 million for the comparable period in 2012. In the year ended December 31, 2013, we paid $2.44 million for acquisition of property and equipment. In the year ended December 31, 2012, we had $3.00 million cash released from restricted cash as a result of repayment of a cash-collateralized bank loan, but we paid $2.00 million for acquisition of property and equipment, and $3.22 million for construction in progress at the Xing An mines. The construction project included constructing a new building and a mining tunnel while maintaining, altering and improving the mining property to accommodate all-year-round mining production in the future.

Net cash provided by financing activities was $4.06 million in the year ended December 31, 2013 as compared to $3.24 million net cash used in the comparable 2012 period. The $4.06 million during the 2013 period consisted of $282,618 paid by the Company on behalf of  a shareholder of the Company, who is also the CEO of our Tong Gong mine and the brother of our CEO, for consulting and evaluation services, but offset by $4.34 million from a bank loan used to pay for the coal production safety deposit. The $3.24 million outflow during the 2012 period represented the repayment of a bank loan and $242,908 paid by the Company on behalf of a shareholder of the Company, who is also the CEO of our Tong Gong mine and the brother of our CEO, for consulting and evaluation services.

Based on our current expectations, including the weakness of the coal industry in China, we believe our cash and equivalents, and cash to be generated from operations will satisfy our working capital needs and other liquidity requirements associated with our existing operations in 2014. We continue to seek opportunities to expand our existing mining operations and acquire additional coal mining rights and expect to finance such acquisitions through the issuance of equity securities. Failure to obtain such financing could have a material adverse effect on our plans for expansion.
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

The following tables summarize our contractual obligations as of December 31, 2013, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	5 Years +

Contractual Obligations:
Operating Leases	$38,000	$24,000	$14,000	$-	$-
Deposit for land restoration	2,562,048	2,562,048	-	-
Mining Rights	986,392	-	986,392	-	-
Total Contractual Obligations:	$3,586,440	$2,586,048	$1,000,392	$-	$-

Off-Balance Sheet Arrangements

On June 20, 2013, the Company, through its Tong Gong subsidiary, contracted to provide a loan guaranty for up to RMB 50 million ($8.2 million) on behalf of an unrelated company, Harbin Aurora Optoelectronic Technology Co. Ltd, a hi-tech company producing sapphire, with registered capital of RMB165 million (“Harbin”).  Pursuant to the guaranty agreement, Tong Gong agreed to guarantee up to RMB 50 million of Harbin’s RMB 100 million credit line for a one year term, commencing on June 20, 2013 and expiring on June 19, 2014.  Tong Gong did not charge a fee for the guaranty arrangement and the loaning bank has not yet called on Tong Gong to satisfy any payment obligations under the guaranty on behalf of Harbin.  Tong Gong decided to provide the guaranty to Harbin in the event that Tong Gong would need Harbin to provide a similar guaranty in the future on the Company’s behalf, which could assist the Company with obtaining a bank loan, if it so desired.

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

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance with respect to consolidated financial statement preparation and presentation and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate

As required by Section 404 of the Sarbanes-Oxley Act of 2002 and related rules as promulgated by the SEC, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013, using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on that assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2013.  During the quarter ended June 30, 2012, the Company had to reclassify certain expenditures from operating expenses to capital expenses.  Specifically, the Company’s Hong Yuan mining operations incurred significant expenses during the quarter ended June 30, 2012, which were initially classified as operating expenditures.  Many of these expenses, however, were classified improperly and should have initially been classified as capital expenditures.  The Company has since properly reclassified these expenses as capital expenses, as reflected in our financial statements filed with this Annual Report.

Although the issues described above occurred in 2012, we are still in the process of implementing certain corrective measures and ensuring that we and our subsidiaries continue to address these weaknesses. As a result of the misclassification of expenditures discussed above, management determined that there were weaknesses related to the Company’s policies regarding planning, budgeting, approval and control of its capital expenditures.  To remediate these weaknesses, the Company adopted necessary policies to address these issues, added experienced accounting staff, emphasized to management the importance of appropriate supervision, communication and training and undertook additional education of its accounting staff with respect to these policies and procedures.  Management has also been working more closely with the Company’s subsidiaries to ensure that the Company is committed at all levels to the efforts and measures to remediate the weakness mentioned above.

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

Name	Age	Position	Date of Appointment
Guoqing Yue	56	Chairman of the Board of Directors	August 15, 2008

Hongwen Li	57	President, Chief Executive Officer and Director	December 15, 2003, August 15, 2008

Xinyu Peng	46	Chief Financial Officer, Secretary	March 11, 2011

Elan Yaish	45	Director	February 27, 2009

Yanlin Qu	50	Director	February 27, 2009

Shengchun Liu	73	Director	February 27, 2009

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

Elan Yaish, Director and Chairman of Audit Committee

Mr. Yaish currently serves as the Deputy CEO and CFO of RiT Technologies Ltd.  Prior to joining RiT and since 2006, Mr. Yaish served as the President of ERS Associates, Ltd., where he provided business and financial advisory services to publicly traded and privately held companies, including capital raising, strategic planning, M&A, SEC reporting and compliance and stock exchange transactions. From 2010 to 2012 he served as CFO of Goji Limited. From 2002 to 2005, Mr. Yaish was the Chief Financial Officer, Vice President of Finance and Assistant Secretary of Manchester Technologies, Inc. From 2000 to 2002, Mr. Yaish was the Assistant Vice President of Finance at Comverse Technology, Inc. From 1996 to 2000, Mr. Yaish was the Vice President of Finance and Controller of Trans-Resources, Inc. Mr. Yaish was a senior accountant at Deloitte & Touche LLP from 1992 to 1996. Mr. Yaish graduated from The Yeshiva University, Sy Syms School of Business, with a B.S. in accounting in 1992. Mr. Yaish is a licensed CPA in   New York and a member of the AICPA and NYSSCPA. Mr. Yaish’s management skills and extensive financial working experience, as well as his financial and accounting expertise, qualifies him to serve on our Board and led the Board to conclude that he should be nominated to serve as a director and Chairman of the Audit Committee.

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

Summary of Compensation

The following summary compensation table indicates the cash and non-cash compensation earned for years ended December 31, 2013 and 2012 by our Chief Executive Officer and our other highest paid executives whose total compensation exceeded $100,000 (if any) for the years ended December 31, 2013 and 2012.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Hongwen Li (2)	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

President and CEO	2012	200,000	-0-	-0-	-0-	-0-	-0-	-0-	200,000

Xinyu Peng	2013	140,000	-0-	-0-	6,461	-0-	-0-	-0-	146,461

CFO	2012	140,000	-0-	-0-	48,831	-0-	-0-	-0-	188,831

(1) Represents the aggregate grant date fair value of option awards made during the applicable year computed in accordance with FASB ASC Topic 718. The fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model. For a description of the assumptions used to determine these amounts, see Note 17 and Note 23 in the Notes to the Consolidated Financial Statements filed herewith for the period ended December 31, 2013.

(2) Mr. Li’s salary was waived for 2013.

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

Employment Agreement with Hongwen Li

In connection with the appointment of Mr. Hongwen Li as our Chief Executive Officer in August 2008, we entered into an employment agreement with him for an initial term of one year, which automatically renews for successive one-year periods unless one party notifies the other party in writing not to renew at least 60 days before the end of the then effective term. Under the employment agreement, we agreed to compensate Mr. Li an annual salary of $100,000 for his services as President and Chief Executive Officer, which may be adjusted at the discretion of the Board. On January 14, 2011, we amended the employment agreement to increase Mr. Li’s salary to $200,000 beginning on January 1, 2011.  Mr. Li agreed to waive the payment of his $200,000 salary during 2013.  During the term of the employment agreement, we agree to include Mr. Li as an insured if we obtain an officers and directors insurance policy. In addition, we agreed to reimburse Mr. Li for reasonable expenses incurred in connection with the performance of his duties under the employment agreement.

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

Employment Agreement with Xinyu Peng

In connection with the appointment of Mr. Tong (Xinyu) Peng as our Chief Financial Officer on March 11, 2011, we entered in to a one-year employment agreement with him, which automatically renews for successive one-year periods unless one party notifies the other party in writing not to renew at least 60 days before the end of the then effective terms. The agreement provides for a yearly salary of $140,000.  During the term of the employment agreement, we agree to include Mr. Peng as an insured if we obtain an officers and directors insurance policy. In addition, we agreed to reimburse Mr. Peng for reasonable expenses incurred in connection with the performance of his duties under the employment agreement.  We also agreed to grant Mr. Peng options under our 2009 Stock Incentive Plan (the “2009 Plan”) to purchase up to 50,000 shares of our common stock, at an exercise price of $4.60 per share.  For renewing the one-year employment with Mr. Peng, we agreed on March 12, 2012 to grant Mr. Peng options under our 2009 Plan to purchase up to 50,000 shares of our common stock, at an exercise price of $1.00 per share, consistent with the grant awarded to Mr. Peng upon his appointment as our Chief Financial Officer.  In connection with Mr. Peng’s renewal of his employment agreement for another one year term, on March 11, 2014, we agreed to grant Mr. Peng additional options under our 2009 Plan to purchase up to 100,000 shares of our common stock, at an exercise price of $0.13 per share, 50,000 of which correspond to Mr. Peng’s services for the Company during 2013 and the remaining 50,000 of which correspond to his services for the Company during 2014.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning unexercised options; units of stock that have not vested equity incentive plan awards for each named executive officer outstanding as of the end of the fiscal year ended December 31, 2013.

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested	Market Value of Shares of Units of Stock that Have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested($)

Hongwen Li	–		–	–	–	–	–	–	–	–

Xinyu Peng	50,000	(1)	–	–	4.60	3/10/2016	–	–	–	–
	50,000	(2)	–	–	1.00	3/11/2017	–	–	–	–

(1)	The options vested 50% on the date that was six months from March 11, 2011, the grant date, and 50% on the date that was 12 months from the grant date.

(2)	The options vested 50% on the date that was six months from March 12, 2012, the grant date, and 50% on the date that was 12 months from the grant date.

With the exception of the options reflected above for Mr. Peng, which were granted pursuant to the 2009 Plan, there were no unexercised options, unvested stock awards or equity incentive plan awards for any of the Company’s named executive officers as of December 31, 2013.

Compensation of Directors

The following director compensation disclosure reflects all compensation awarded to, earned by or paid to the directors below for the year ended December 31, 2013.

DIRECTOR COMPENSATION TABLE
Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (5)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Guoqing Yue (1)	2013	0	-0-	-0-	-0-	-0-	-0-	0
Elan Yaish (2)	2013	30,000	-0-	5,366	-0-	-0-	-0-	35,366
Yanlin Qu (3)	2013	7,320	-0-	-0-	-0-	-0-	-0-	7,320
Shengchun Liu (4)	2013	7,320	-0-	-0-	-0-	-0-	-0-	7,320

(1)  Mr. Guoqing Yue was appointed to our Board of Directors effective August 15, 2008, and is entitled to receive annual compensation of $150,000 for his services rendered as a director, however, Mr. Yue waived his 2013 compensation.

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

(5)  Represents the aggregate grant date fair value of option awards made during 2013 computed in accordance with FASB ASC Topic 718. The fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model. On February 24, 2013, the Company granted 20,000 stock options to this director at an exercise price of $0.27 per share and a term of 5 years.  The options vest and become exercisable in two equal installments: the first on the date which is six months from the option grant date and the second on the date which is six months thereafter.  Based on the fair value method under SFAS 123R (codified in FASB ASC Topic 718), the fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk free interest rate is based upon market yields for U.S. Treasury debt securities at a maturity near the term remaining on the option. Dividend rates are based on the Company’s dividend history. The stock volatility factor is based on the historical volatility of the Company’s stock price. The expected life of an option grant is based on management’s estimate as no options have been exercised in the Plan to date. The fair value of each option grant to employees is calculated by the Black-Scholes method and is recognized as compensation expense over the vesting period of each stock option award. For stock options issued, the fair value was estimated at the date of grant using the following range of assumptions:

•	The options have a life of 5 years, with volatility of 244%, risk free interest rate of 0.78%, and dividend yield of 0%.

•	No estimate of forfeitures was made as the Company has a short history of granting options.

Director Agreements

In connection with the appointments of Mr. Guoqing Yue, Mr. Elan Yaish, Mr. Yanlin Qu and Mr. Shengchun Liu to our board of directors, we entered into agreements with each of them as follows:

Under the agreement with Mr. Yue, Mr. Yue is entitled to receive annual compensation of $150,000 for his actual attendance and participation at all meetings of our Board of Directors, as well as expenses incurred in connection therewith. Mr. Yue’s annual compensation will be paid in cash. During his term as a director, Mr. Yue was included as an insured in our officers and directors insurance policy (“D&O Insurance”).  The Company’s D&O Insurance was discontinued during 2012.  In addition, we agreed to reimburse Mr. Yue for reasonable expenses incurred in connection with the performance of duties as a director and Chairman of the Board. The employment also contains restrictive covenants preventing the unauthorized use and/or disclosure by Mr. Yue of confidential information during or at any time after his term as a director.

Under the agreement with Mr. Yaish, in addition to duties as a director, he will serve as chairman of the audit committee as well as the audit committee financial expert, for annual compensation of $30,000. Mr. Yaish has also received options to purchase shares of the Company’s common stock pursuant to a non-statutory stock option agreement entered into between the Company and Mr. Yaish.  Mr. Yaish was included as an insured under our D&O Insurance policy. The Company’s D&O Insurance was discontinued in 2012.  The Company has agreed to indemnify Mr. Yaish against any expense, liability, or loss paid or incurred in connection with any event relating to his directorship; we also entered into an indemnification agreement with Mr. Yaish with respect to these matters. During his directorship, Mr. Yaish agrees not to disclose confidential information without our consent and not to be engaged by our direct competitors for services similar to those that he provides to us.

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

(2)           The Company’s articles of incorporation provide that to the fullest extent allowed by law, the directors and executive officers of the Company shall be entitled to indemnification from the Company for acts or omissions taking place in connection with their activities in such capacities.

(3)           The Company’s by-laws provide indemnification rights to the Company’s officers, directors or controlling persons in a manner similar to the Nevada statutes described above.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plan

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	-	$-	-
Equity compensation plans not approved by security holders	255,000	$3.91	4,745,000
Total	255,000	$3.91	4,745,000

As of December 31, 2013, we had one equity compensation plan in effect. The Company’s 2006 Stock Option/Stock Issuance Plan was adopted on March 14, 2006, and under its terms, the approval by our shareholders was required within 12 months of its adoption date. As the plan was not approved by our shareholders within that time, no further issuance under the plan is permitted in accordance with its terms.  The Company then replaced the 2006 Stock Option/Stock Issuance Plan with the 2009 Stock Incentive Plan, which has not been approved by our shareholders.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding our common stock beneficially owned on March 31, 2014, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.  Shares of common stock subject to options, warrants or convertible securities exercisable or convertible within 60 days of March 31, 2014 are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person. Percentages are determined based on 18,852,582 common shares issued and outstanding as of March 31, 2014. To the best of our knowledge, subject to community and marital property laws, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

	Number of Shares (2)		% of Class of Stock Outstanding (4)
Name and Address of Beneficial Owner (1)	Common Stock	Preferred Stock (3)	Common Stock	Preferred Stock
Guoqing Yue, Chairman of the Board of Directors (5) (11)	6,232,000	-	33.06%	-
Hongwen Li, President and Director	1,092,038	400,000	5.79%	100%
Xinyu Peng, Chief Financial Officer (6)	200,000	-	*	-
Elan Yaish, Director (7)	80,000	-	*	-
Yanlin Qu, Director (8)	-	-	-	-
Shengchun Liu, Director (9)	-	-	-	-
Heilongjiang Xing An Mining Development Group Co., Ltd. (5)	4,800,000	-	25.46%	-
Mingshu Gong (5) (10)	6,232,000	-	33.06%	-
All Directors and Executive Officers as a Group (6 persons)	7,524,038	400,000	39.91%	100%

* Less than 1%

(1)	Unless otherwise indicated, the address of the named beneficial owners is: 15310 Amberly Drive, Suite 250, Tampa, Florida 33647.
(2)	Security ownership information for beneficial owners is taken from statements filed with the Securities and Exchange Commission pursuant to information made known by the Company.
(3)	Each share of preferred stock is convertible into 1 share of common stock and votes on an as converted basis with the shares of common stock on all matters presented to shareholders.
(4)	Based on 18,852,582 shares of Common Stock and 400,000 shares of Preferred Stock outstanding as of March 31, 2014.
(5)
The address of these named beneficial owners is: No. 9 People Road, Jiagedaqi, Jiagedaqi District, Da Xing’an Mountain Region, Heilongjiang Province, PRC 165000. These named beneficial owners received shares of our common stock in connection with the acquisition of Xing An.

(6)	The shares held by Mr. Peng represent 200,000 shares of Common Stock underlying stock options that are currently exercisable.
(7)
Elan Yaish’s address is:  265 Sunrise Highway, Suite 1-315, Rockville Centre, NY 11570. Represents 80,000 shares of Common Stock underlying stock options.  Mr. Yaish has been awarded an additional option to acquire 20,000 shares of Common Stock as of February 24, 2014, however, such options are not exercisable within 60 days of March 31, 2014.

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

Advance from shareholders

At December 31, 2012 and 2011, we owed one of our shareholders $2,000 for expense reimbursement, but as of December 31, 2013, this balance was no longer outstanding and had been offset in connection with repayment of a deposit for coal trading.

Advance to shareholder

As of December 31, 2013 and 2012, the Company paid $282,618 and $242,908, respectively, on behalf of a shareholder of the Company, who is also the CEO of our Tong Gong mine and the brother of our CEO, for consulting and evaluation services.

Assignment and Pledge Agreement

On April 13, 2013, the Company and Mr. Li, our CEO, entered into that certain Assignment and Pledge Agreement, regarding certain refundable deposits made by the Company through Majestic Machinery Inc. (the “Brokers”) for buying coal and other mineral products in the U.S.  The Company requested that the Brokers refund such deposits to the Company, which were outstanding in the amount of $1,995,485 as of April 13, 2013.  Mr. Li has agreed that upon the request of the Company, Mr. Li will pay to the Company the outstanding amount of the Refunds as of the date of such payment.  In consideration for the payment and effective upon receipt of such payment, the Company will have assigned, granted, sold, conveyed, transferred and delivered to Mr. Li all of its right, title, benefit and interest in and to the refunds in the amount of the payment.  To secure the prompt payment and performance in full when due of Mr. Li’s obligations, Mr. Li pledged and assigned to the Company and granted to the Company, a continuing, first and present security interest in all right, title and interest of Mr. Li in and to 1,000,000 shares of common stock of the Company owned by Mr. Li and any dividends or other proceedings relating thereto.

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

The following table sets forth fees billed to us by our auditors during the years ended December 31, 2013 and December 31, 2012 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	2013	2012
(i) Audit Fees	$174,808	$205,625
(ii) Audit Related Fees		3,000
(iii) Tax Fees	-	-
(iv) All Other Fees		6,000
Total Fees	$174,808	$214,625

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

(1)           Financial Statements

The following consolidated financial statements of the Company are included in Part II, Item 8 of this Report:

Report of Goldman Park Kurland Mohidin, LLP, Registered Independent Public Accounting Firm

Consolidated Balance Sheets at December 31, 2013 and 2012

Consolidated Statements of Income and Other Comprehensive Income for the Years Ended December 31, 2013 and 2012

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2013 and 2012

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and 2012

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

U.S. CHINA MINING GROUP, INC. (Registrant)

Date: April 14, 2014	By:	/s/ Hongwen Li
Chief Executive Officer

Date: April 14, 2014	By:	/s/ Xinyu Peng
Chief Financial Officer (principal accounting officer)
_

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  Each person whose signature appears below constitutes and appoints Hongwen Li as his true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Name	Title	Date

/s/ Guoqing Yue*	Chairman of the Board of Directors	April 14, 2014
Guoqing Yue

/s/ Hongwen Li	Chief Executive Officer and Director	April 14, 2014
Hongwen Li

/s/ Xinyu Peng	Chief Financial Officer	April 14, 2014
Xinyu Peng

/s/ Elan Yaish*	Director	April 14, 2014
Elan Yaish

/s/ Yanlin Qu*	Director	April 14, 2014
Yanlin Qu

/s/ Shengchun Liu*	Director	April 14, 2014
Shengchun Liu

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
U.S. China Mining Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of U.S. China Mining Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the years ended December 31, 2013 and 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for the years ended December 31, 2013 and 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Goldman Kurland and Mohidin, LLP
Goldman Kurland and Mohidin, LLP
Encino, California
April 12, 2014

U.S. CHINA MINING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2013 AND 2012

	2013	2012

ASSETS

CURRENT ASSETS
Cash & equivalents	$27,255,927	$40,289,757
Other receivables and prepaid expenses	4,935,698	-
Taxes receivable	744,152	631,353
Deposit for coal trading	1,770,545	2,085,585
Inventory	265,673	515,371
Advance to shareholder	282,618	242,908

Total current assets	35,254,613	43,764,974

NONCURRENT ASSETS
Deposits for mine acquisition	4,920,579	4,772,934
Coal production safety deposit	4,927,632	-
Prepaid mining rights, net	14,074,679	13,675,734
Property and equipment, net	18,430,855	13,422,003
Construction in progress	15,664,120	19,012,421
Deferred tax asset, net	774,675	688,378
Asset retirement cost, net	2,458,718	2,427,456

Total noncurrent assets	61,251,258	53,998,926

TOTAL ASSETS	$96,505,871	$97,763,900

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$199,763	$-
Advance from customers	40,371	82,479
Accrued liabilities and other payables	832,551	3,172,259
Taxes payable	5,652,858	3,619,848
Warrant derivative liability	103,125	750,035
Loan payable	4,428,480	-
Advance from shareholder	-	2,000

Total current liabilities	11,257,148	7,626,621

NONCURRENT LIABILITIES
Asset retirement obligation, net of deposit for mine restoration of $1,355,763 in 2013 and $1,306,059 in 2012, respectively	5,257,682	4,860,173

Total noncurrent liabilities	5,257,682	4,860,173

Total liabilities	16,514,830	12,486,794

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
Series A Preferred Stock, $0.001 par value, 8,000,000 shares authorized, 400,000 shares issued and outstanding	400	400
Common stock, $0.001 par value, 100,000,000 shares authorized, 18,852,582 shares issued and outstanding in 2013 and 2012	18,852	18,852
Additional paid in capital	41,210,492	41,199,601
Statutory reserves	13,680,145	13,479,992
Accumulated other comprehensive income	12,216,460	9,772,780
Retained earnings	12,864,692	20,805,481

Total stockholders' equity	79,991,041	85,277,106

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$96,505,871	$97,763,900

The accompanying notes are an integral part of these consolidated financial statements.

U.S. CHINA MINING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

	YEARS ENDED DECEMBER 31
	2013	2012

Net sales	$3,023,591	$30,906,513
Cost of goods sold	2,591,444	23,278,540

Gross profit	432,147	7,627,973

Operating expenses
Selling	1,741,795	5,740,645
General and administrative	6,857,768	7,427,467
Goodwill impairment	-	26,180,923

Total operating expenses	8,599,562	39,349,035

Loss from operations	(8,167,415)	(31,721,062)

Non-operating income (expenses)
Interest income	136,412	161,814
Interest expense	(403,697)	(268,471)
Other expenses	(16,621)	(2,017)
Warrant derivative income	646,910	1,095,211

Total non-operating income, net	363,003	986,537

Loss before income tax	(7,804,412)	(30,734,525)
Income tax expense (benefit)	(63,776)	503,056

Net loss	(7,740,636)	(31,237,581)

Other comprehensive item
Foreign currency translation gain	2,443,680	195,904

Comprehensive loss	$(5,296,956)	$(31,041,677)

Basic weighted average shares outstanding	18,852,582	18,852,582

Diluted weighted average shares outstanding	18,852,582	18,852,582

Basic net loss per share	$(0.41)	$(1.66)

Diluted net loss per share*	$(0.41)	$(1.66)

*Certain preferred stock and stock options were excluded for the calculation of diluted loss per share due to anti-dilutive feature for the years ended December 31, 2013 and 2012

The accompanying notes are an integral part of these consolidated financial statements.

U.S. CHINA MINING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,740,636)	$(31,237,581)
Adjustments to reconcile net loss to net cash
used in operating activities:
Goodwill impairment	-	26,180,923
Depreciation and amortization	1,655,380	2,836,773
Loss on disposal fixed asset	9,944	2,305
Changes in fair value of warrant derivative	(646,910)	(1,095,211)
Accretion of interest on asset retirement obligation	251,626	238,096
Stock option compensation	10,891	84,023
Changes in deferred tax	(63,776)	(292,514)
(Increase) decrease in assets and liabilities:
Accounts receivable	-	2,304,645
Other receivables, deposits and prepaid expenses	(4,278,567)	856,539
Inventory	260,626	401,023
Deposit for mine restoration	(16,092)	(79,208)
Coal production safety deposit	(4,827,653)	-
Accounts payable	199,763	-
Advance from customers	(43,816)	(444,147)
Accrued liabilities and other payables	(2,199,420)	(256,133)
Taxes payable	1,793,516	1,622,014

Net cash used in (provided by) operating activities	(15,635,123)	1,121,547

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	-	3,000,000
Acquisition of property, plant & equipment	(2,436,112)	(2,006,417)
Construction in progress	-	(3,216,616)

Net cash used in investing activities	(2,436,112)	(2,223,033)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank loan proceeds (repayment)	4,344,888	(3,000,000)
Due from shareholder	(282,618)	(242,908)

Net cash provided by (used in) financing activities	4,062,270	(3,242,908)

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	975,135	90,455

NET DECREASE IN CASH & EQUIVALENTS	(13,033,830)	(4,253,939)

CASH & CASH EQUIVALENTS, BEGINNING OF YEAR	40,289,757	44,543,696

CASH & EQUIVALENTS, END OF YEAR	$27,255,927	$40,289,757

Supplemental Cash flow data:
Income tax paid	$-	$3,827,057
Interest paid	$152,071	$30,375

The accompanying notes are an integral part of these consolidated financial statements.

U.S. CHINA MINING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2013 AND 2012

	Series A Preferred stock		Common stock
	Shares	Amount	Shares	Amount	Paid in capital	Statutory reserves	Accumulated other comprehensive income	Retained earnings	Total

Balance at January 1, 2012	400,000	$400	$18,852,582	$18,852	$41,115,578	$11,905,411	$9,576,876	$53,617,643	$116,234,761

Net loss for year	-	-	-	-	-	-	-	(31,237,581)	(31,237,581)

Stock options compensation	-	-	-	-	84,023	-	-	-	84,023

Transfer to statutory reserves	-	-	-	-	-	1,574,581	-	(1,574,581)	-

Foreign currency translation gain	-	-	-	-	-	-	195,904	-	195,904

Balance at December 31, 2012	400,000	400	18,852,582	18,852	41,199,601	13,479,992	9,772,780	20,805,481	85,277,106

Net loss for year	-	-	-	-	-	-	-	(7,740,636)	(7,740,636)

Stock options compensation	-	-	-	-	10,891	-	-	-	10,891

Transfer to statutory reserves	-	-	-	-	-	200,153	-	(200,153)	-

Foreign currency translation gain	-	-	-	-	-	-	2,443,680	-	2,443,680

Balance at December 31, 2013	400,000	$400	18,852,582	$18,852	$41,210,492	$13,680,145	$12,216,460	$12,864,692	$79,991,041

The accompanying notes are an integral part of these consolidated financial statements.

U.S. CHINA MINING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

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

Use of Estimates

In preparing financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting year. Significant estimates, required by management, include the recoverability of long-lived assets, allowance for doubtful accounts, mining reserves and the reserve for obsolete and slow-moving inventories. Actual results could differ from those estimates.

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

Asset Retirement Cost and Obligations, Deposit for Mine Restoration

The Company uses   FASB ASC Topic 410, “Asset Retirement and Environmental Obligation”.  This Statement requires the Company’s legal obligations associated with the retirement of long-lived assets are recognized at FV at the time the obligations are incurred. Obligations are incurred when development of a mine commences for underground mines or construction begins for support facilities, refuse areas and slurry ponds. The obligation’s FV is determined using DCF techniques and is accreted over time to its expected settlement value. Upon initial recognition of a liability, a corresponding amount is capitalized as part of the carrying amount of the related long-lived asset. Amortization of the related asset is calculated on a unit-of-production method by amortizing the total estimated cost over the salable reserves determined under SEC Industry Guide 7, multiplied by the production during the period. The Company reviews its asset retirement obligations at least annually and makes necessary adjustments for permit changes as granted by state authorities and for revisions of estimates of the amount and timing of costs. For ongoing operations, adjustments to the liability result in an adjustment to the corresponding assets. As of December 31, 2013 and 2012, there were no adjustments of the asset retirement obligations.

Xing An voluntarily applied to Daxinganling District Environment Protection Bureau for the asset retirement obligation and is obligated to account for land subsidence, restoration, rehabilitation and environmental protection at a rate of RMB 1 ($0.16) per ton based on total reserves at the end of the useful lives of the mines.

From January 1, 2009, Xing An and Tong Gong were required by the local Environment Protection Bureau and Heilongjiang Province National Land and Resources Administration Bureau (“HPNLRAB’) to deposit RMB 18,886,500 ($2,765,632) and RMB 5,000,000 ($731,090), respectively, within a certain period of time, presently expected to be three to five years or at the request of the authority, to a bank account held by local mining authority for land subsidence, restoration and rehabilitation when the mine is fully depleted. As of December 31, 2013, Xing An had deposited RMB 5,665,950 ($929,317) and Tong Gong had deposited RMB 2,600,000 ($426,446). See additional discussion in Note 14, “Asset Retirement Cost and Obligations.”

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its FV. FV is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes, as of December 31, 2013 and 2012, there were no impairments of its long-lived assets.

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

When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interests associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. At December 31, 2013 and 2012, the Company did not take any uncertain positions that would necessitate recording of a tax related liability.

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

Resource Compensation Fees

In accordance with the relevant regulations, a company engaged in coal production is required to pay a fee to the HPNLRAB for the depletion of coal resources (See Note 11). Tong Gong is required to pay mineral resource fees of RMB 4 ($0.64) per ton for its total production during the period; Xing An is required to pay resource fees at 1% of its total sales.  The Company expenses such costs as General and Administrative (“G&A”) expense when incurred.

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist primarily of accounts and other receivables. The Company does not require collateral or other security to support those receivables. The Company concentrates its sales to a few customers.  For years ended December 31, 2013 and 2012, two customers comprised 100% of the Company’s sales during such periods.  See Note 17 for additional discussion regarding same. The Company conducts periodic reviews of its customers’ financial condition and customer payment practices to minimize collection risk on its receivables.

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

Basic and Diluted Earnings (Loss) per Share (“EPS”)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the relevant period. Diluted EPS is computed similar to basic net income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares, warrants and stock options had been issued and if the additional common shares were dilutive. Diluted EPS is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options and the if-converted method for the outstanding convertible preferred shares. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, convertible outstanding instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). During the years ended December 31, 2013 and 2012, certain preferred shares and shares for options and warrants were not included in the calculation of diluted EPS as a result of their anti-dilutive feature because both basic and diluted loss per share were equal. The following tables present a reconciliation of basic and diluted EPS:

	Years Ended December 31,
	2013	2012

Net loss	$(7,740,636)	$(31,237,581)

Weighted average shares outstanding - basic	18,852,582	18,852,582
Effect of dilutive securities:
Series “A” preferred stock*	-	-
Weighted average shares
Outstanding - diluted	18,852,582	18,852,582

Loss per share – basic	$(0.41)	$(1.66)
Loss per share – diluted	$(0.41)	$(1.66)

*Preferred stock was excluded for the calculation of diluted loss per share due to anti-dilution for the years ended December 31, 2013 and 2012.

Fair Value of Financial Instruments

Certain of the Company’s financial instruments, including cash and equivalents, other receivables, accounts payable and other payables, accrued liabilities and short-term debt, carrying amounts approximate their fair values due to their short maturities.  ASC Topic 825, “Financial Instruments,” requires disclosure of the FV of financial instruments held by the Company. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

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

As of December 31, 2013 and 2012, the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at FV.

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

The Company uses FASB ASC Topic 220 “Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income (loss) for the years ended December 31, 2013 and 2012 consisted of net loss and foreign currency translation adjustments.

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

Reclassification

Certain prior year amounts were reclassified to conform to the manner of presentation in the current period, including the reclassification of advance to shareholder of $242,908 from other receivables in the balance sheet, and reclassification of the same from operating activities to financing activities in the cash flow statement.

New Accounting Pronouncements

The FASB issued ASU No. 2013-04, Liabilities (Topic 405), “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.” ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect the adoption of this guidance to have a material impact on the Company’s financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, A Similar Tax Loss, or a Tax Credit Carry-forward Exists (A Consensus the FASB Emerging Issues Task Force). ASU 2013-11 provides guidance on financial statement presentation of unrecognized tax benefit when a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward exists. The FASB’s objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP. This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carry-forward in the same tax jurisdiction as of the reporting date. This amendment is effective for public entities for fiscal years beginning after December 15, 2013 and interim periods within those years. The Company does not expect the adoption of this standard to have a material impact on its financial position and results of operations.

As of December 31, 2013, there were no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

3.   INVENTORY

Inventory, as of December 31, 2013 and 2012, consisted of coal extracted from the ground that is available for delivery to customers, as well as extracted coal removed from the ground but not yet processed through a wash plant. Inventory is valued at the lower of average cost or market, cost being determined on a first in, first out method and including labor costs, all expenditures directly related to the removal of coal, and amortization of mining rights and asset retirement cost.

4.   PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at December 31, 2013 and 2012:

	2013	2012
Building	$11,844,958	$5,450,943
Mining structure	13,830,427	13,415,437
Production equipment	4,983,354	4,923,200
Office equipment	58,499	69,682
Vehicles	225,366	222,715
Total	30,942,604	24,081,977
Less: Accumulated depreciation	(12,511,749)	(10,659,974)
Net	$18,430,855	$13,422,003

Depreciation for the years 2013 and 2012 was $1,593,508 and $1,542,500, respectively.

5.  OTHER RECEIVABLES AND PREPAID EXPENSES

Other receivables include advances to employees for traveling and other business related expenses and prepaid consulting fees.  In addition, the Company advanced $4.92 million to our in-process acquisition target, the Guizhou mine, for assistance with technical transformation to enable such mine to pass the coal inspection in order to expedite the acquisition process; however, the technical transformation did not meet the Company’s requirements, and accordingly, the Guizhou mine returned such advance in February 2014.

6.   PREPAID MINING RIGHTS

Prepaid mining rights are the portion of mining rights for which the Company previously paid. The price is determined by the local mining bureau from which the Company acquired its mining rights, based in part on market prices set by HPNLARB and in part on negotiations with the local mining bureau. The price is established at the time of payment, regardless of when production of the underlying coal occurs. The price for Tong Gong was RMB 8 ($1.27) per ton for 2008 through 2013; the price for Xing An was RMB 9 ($1.43) per ton for 2008 through 2013.  Xing An paid for the mining rights in June 2008. Tong Gong needs to pay the remaining balance of $986,392 by September 30, 2017. For any mining rights granted prior to September 1, 2006, the Company is generally required to pay for the entire amount for coal underlying such mining rights within five years from the date such right is granted unless specific good cause exists for extension. Effective September 1, 2006, under the authority of the Heilongjiang Geology and Mineral Exploration Office, the Company has 10 years to pay for the coal underlying any mining rights granted on or after such date.

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

*paid for 733,795 metric tons

The Company’s prepaid mining rights consisted of the following at December 31, 2013 and 2012:

	2013	2012
Prepaid mining rights	$28,235,713	$27,388,485
Less: Amortized portion	(14,161,034)	(13,712,751)
Prepaid mining rights, net	$14,074,679	$13,675,734

The Company amortizes the mining rights by using total cost of mining rights (the sum of those for which the Company has paid and those for which the Company is still committed to pay) divided by total salable reserves determined under SEC Industry Guide 7, multiplied by production during the period.  The cost of unpaid mining rights is assumed to be the same as the most current prepaid mining right price per ton paid by the Company (RMB 8 ($1.28) per ton).  Amortization was $23,641 and $1,089,800 for the years ended December 31, 2013 and 2012, respectively.  Tong Gong fully expensed the prepaid mining rights as of December 31, 2013.

As of December 31, 2013 and 2012, the total quantity of coal the Company is allowed to extract under the mining rights of Xing An and Tong Gong was 25,931,500 tons (as per above table); however, as noted in the table above, this amount reflects the in place resources on which the mining rights are based and to which those mining rights extend. But these amounts, determined by the appropriate PRC authorities, do not coincide with the definition of proven and probable product reserves of SEC Industry Guide 7, which would be 7.79 million tons as of December 31, 2013. The Company paid for 25,165,295 tons at December 31, 2013, and is committed to pay for 766,205 tons of coal at RMB 8 ($1.28) per ton, or $986,392, which must be paid by September 30, 2017. The prepayment of mining rights is accounted for in a manner similar to a royalty agreement as neither the payment terms nor the price per ton is fixed.

7.   COAL PRODUCTION SAFETY DEPOSIT

As of December 31, 2013, the Company made a coal production safety deposit of $4,927,632 as a guarantee related to production safety for Tong Gong as a result of a new government requirement.

8.     DEPOSIT FOR COAL TRADING

At December 31, 2013 and 2012, the Company had a refundable deposit of $1,770,545 and $2,085,585, respectively, as an advance for its coal trading business with certain US brokers. In June 2011, the Company made these refundable advances to coal brokers as deposits for buying coal and other mineral products in the US. The advances were to be applied to the purchase price or refunded if no purchase was made. During 2013 and 2012, the Company did not have any export transactions. The Company reassessed the market situation and the risk involved and started to require the brokers to refund the deposits. During the year ended December 31, 2013, the broker refunded $90,100 to the Company. On April 13, 2013, the Company’s Chief Executive Officer guaranteed the outstanding amount of the deposits and pledged one million shares of the Company’s common stock as partial security in support of the guaranty. On May 15, 2013, the third party that currently holds the deposits, a logistics company in China, agreed to refund the outstanding deposit balance to the Company by the end of 2013.  As of December 31, 2013, the Company had not yet received the refund from the logistics company (and the Company is continuing to obtain the refund from the logistics company); however, the Company settled $224,940 owed to the CEO of the Company pursuant to the Assignment and Pledge Agreement entered into on April 13, 2013, by and between the CEO and the Company.

9.     CONSTRUCTION IN PROGRESS

Construction in progress is the amount paid for the Xing An mines’ maintenance and retrofit project which commenced in 2009.  The maintenance and retrofit project included building a new mining tunnel while maintaining, altering and improving the mining property to accommodate all-year-round mining production in the future. The estimated cost for the retrofit was $20 million and is expected to be completed in the future when local market conditions improve and the Xing An mines resume production.

The Company has incurred $15.66 million construction in progress (all for mine retrofit) as of December 31, 2013 and $19.01 million (consisting of $15.21 million for mine retrofit and $3.82 million for the new building) construction in progress as of December 31, 2012. The building, a complex for office and lodging close to the Xing An mine, was completed during the quarter ended June 30, 2013 and transferred to property and equipment.

10.   RELATED PARTY TRANSACTIONS

 Lease from shareholder

Xing An leases its office and certain office equipment, under long-term leases from a principal shareholder for approximately $2,000 (RMB 12,500) per month (See Note 20).  The operating lease requires Xing An to pay certain operating expenses applicable to the leased premises.

Advance from shareholder

As of December 31, 2013 and 2012, the Company received advances from a shareholder in the amount of $224,940 and $2,000, respectively, to support the working capital needs of the Company’s US parent entity; however, the $224,940 was treated as repayment from the Company’s CEO for refund of deposit for coal trading and accordingly, the Company does not need to repay (See Note 8).  The advances from the shareholder bear no interest, and are payable upon demand.

Advance to shareholder

As of December 31, 2013 and 2012, the Company paid $282,618 and $242,908, respectively, on behalf of a shareholder of the Company, who is also the CEO of the Company’s Tong Gong mine and the brother of the Company’s CEO, for consulting and evaluation services.

11.    ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at December 31, 2013 and 2012:

	2013	2012
Accrued liabilities	$178,825	$158,462
Other payables:
Education and union outlays	160,780	156,156
Refundable deposit from a contractor for Tong Gong’s mining work	328,036	318,193
Transportation infrastructure construction fee	36,215	13,006
Mine security special purpose fee	-	6,175
Coal price adjustment fund	-	6,175
Resource compensation fee	91,032	88,301
Accrued cost for construction of the new building	-	2,242,218
Others	37,663	183,573

Total	$832,551	$3,172,259

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

At December 31, 2013 and 2012, the Company had a refundable deposit from a contractor for Tong Gong’s mining work for $328,036 and $318,193, respectively. The Company outsourced Tong Gong mining work to an independent contractor for three years from October 1, 2009 to September 30, 2012. The Company renewed the service term with this contractor through December 31, 2013, and then will renew automatically each year unless the official termination notice takes place. The contractor was required to pay a deposit for mining safety assurance, which will be refunded when the contract terminates.

12.   TAXES PAYABLE AND RECEIVABLE

Taxes payable consisted of the following at December 31, 2013 and 2012:

	2013	2012
Land	$5,507,061	$2,670,909
Value added	107,934	813,478
Resource	4,382	43,962
Others	33,481	91,499
Total	$5,652,858	$3,619,848

Taxes receivable consisted of the following at December 31, 2013 and 2012:
	2013	2012
Income	$539,085	$621,439
Value added	161,555	-
Others	43,511	9,914
Total	$744,152	$631,353

13.    LOAN PAYABLE

On June 4, 2013, the Company obtained a one-year loan of RMB 27,000,000 ($4,428,480) with a maturity date of June 3, 2014 from Heihe Rural Commercial Bank for the payment of the coal safety production deposit.  The interest rate on this loan is the same as the prevailing Heihe Rural Commercial Bank rate for similar type of loans made on the same borrowing date of the Company with the same terms, which is a 6% annual rate with interest payable quarterly.  For the year ended December 31, 2013, the Company recorded interest expense of $152,071.

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

Effective January 1, 2009, Xing An and Tong Gong were required by the local Environment Protection Bureau and HPNLRNB to deposit RMB 18,886,500 ($2,765,632) and RMB 5,000,000 ($731,090), respectively, within a period of time presently expected to be three to five years or upon request by the authority, to a bank account held by local mining authority for land subsidence, restoration and rehabilitation when the mine is fully depleted.  At December 31, 2013, Xing An deposited RMB 5,665,950 ($929,317), and Tong Gong deposited RMB 2,600,000 ($426,446).

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

Asset Retirement Cost at December 31, 2013 and 2012 was:

	2013	2012
Asset retirement cost	$4,883,258	$4,736,734
Less: Accumulated amortization	(2,424,540)	(2,309,278)
	$2,458,718	$2,427,456

Amortization for asset retirement cost for the years ended December 31, 2013 and 2012 was $43,000 and $204,300, respectively.

Changes in Asset Retirement Obligation for the years ended December 31, 2013 and 2012 consisted of the following:

	2013	2012
Balance at beginning of period	$4,860,173	$4,689,114
Accretion of interest expense	$251,626	238,096
Foreign currency translation loss	$145,883	(67,037)
Ending balance	$5,257,682	$4,860,173

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

Deferred tax asset (liability) consisted of the following at December 31, 2013 and 2012:

	2013	2012
Deferred tax asset on amortization of mining rights, amortization of asset retirement cost, depreciation of assets using unit-of-production method; and mine safety and maintenance expenses	$3,170,440	$3,012,256
Deferred tax liability on statutory reserves for mine safety and maintenance expenses	(2,395,765)	(2,323,878)
Net deferred tax asset	$774,675	$688,378

16.   INCOME TAXES

The Company is subject to income taxes by entity on income from the tax jurisdiction in which each entity is domiciled.

US China Mining Group, Inc., the US parent company, was incorporated in Nevada and has net operating losses (“NOL”) for income tax purposes.  The US parent company has NOL carry forwards for income taxes of approximately $7.12 million at December 31, 2013, which may be available to reduce future years’ taxable income as NOLs can be carried forward up to 20 years from the year the loss is incurred. Management believes the realization of the benefits from these losses is uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided for the US parent company.

Tong Gong is a Sino-foreign joint venture enterprise formed in the PRC subject to PRC income tax. According to the PRC government local tax bureau, and is subject to a 25% income tax rate.  Xing An is subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

Consolidated foreign pretax loss approximated $(7.91) million and $(4.44) million for 2013 and 2012, respectively. Pretax earnings of a foreign subsidiary are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent those earnings are invested indefinitely outside the United States. At December 31, 2013, $39.77 million of accumulated undistributed earnings of non-U.S. subsidiaries was invested indefinitely. At the existing U.S. federal income tax rate, additional taxes of $3.58 million would have to be provided if such earnings were remitted currently.

The following table reconciles the US statutory rates to the Company’s consolidated effective tax rate for the years ended December 31, 2013 and 2012:

	2013		2012
US statutory rates (benefit)	(34.0)%		(34.0)%
Tax rate difference	9.1%		1.3%
Permanent difference – change in FV of Warrants	(2.8	) %	27.8%
Permanent difference – accretion of interest on asset retirement obligation and excess portion of asset retirement cost per US GAAP over amount allowed for deduction per PRC tax	1%		0.2%
Valuation allowance on US NOL	25.9%		6.3%

Tax expense (benefit) per financial statements	(0.8)%		1.6%

The provisions for income tax for the years ended December 31, 2013 and 2012 consisted of the following:

	2013	2012
Income tax expense – current	$-	$795,570
Income tax benefit – deferred	(63,776)	(292,514)
Total income tax expense (benefit)	$(63,776)	$503,056

17.   MAJOR CUSTOMERS AND VENDORS

Below is the table indicating the major customers accounting for over 10% of the Company’s total sales for the years ended December 31, 2013 and 2012:

Customers	Sales of 2013	Percentage to Total Sales	Sales of 2012	Percentage to Total Sales
Customer A	$1,547,424	51%	$4,454,780	14%
Customer B	$1,476,167	49%	$26,451,733	86%

At December 31, 2013 and December 31, 2012, the total receivable balance due from these customers was $0.

There were no major vendors for the Company for the years ended December 31, 2013 or 2012.

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

Common welfare fund

Common welfare fund is a voluntary fund the Company can elect to transfer 5% to 10% of its net income to, as determined under PRC accounting rules and regulations.  The Company did not make any contribution to this fund during the years ended December 31, 2013 and 2012. This fund can only be utilized on capital items for the collective benefit of the Company’s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation.

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

The statutory reserves were as follows as of December 31, 2013 and 2012:

	2013	2012
Statutory surplus reserve	$3,282,030	$3,257,850
Safety and Maintenance reserve	10,398,115	10,222,142
Total	$13,680,145	$13,479,992

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

At December 31, 2011, the Company did not meet the 2011 Guaranteed Amount of $81,300,000; accordingly, 168,000 shares were transferred to investors in August 2012.  At December 31, 2012, the Company did not meet the 2012 Guaranteed Amount of $102,000,000; accordingly, the remaining 332,000 shares will be transferred to investors in 2014. Since the shares will be issued in connection with the equity financing, the FV of the make good shares was debited from and credited to additional paid in capital.

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

The following table summarizes activities of these options:

	Number of Shares	Average Exercise Price per Share ($)	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2012	165,000	5.59	3.15
Exercisable at January 1, 2012	130,000	5.88	2.88
Granted	70,000	1.00	5.00
Exercised	-	-	-
Outstanding at December 31, 2012	235,000	4.22	2.76
Exercisable at December 31, 2012	200,000	4.78	2.51
Granted	20,000	0.27	5.00
Exercised	-	-	-
Outstanding at December 31, 2013	255,000	3.91	1.94
Exercisable at December 31, 2013	245,000	4.06	1.85

The Company recorded $10,891 and $84,023 of compensation expense for stock options during the years ended December 31, 2013 and 2012, respectively. There were no options exercised during the years ended December 31, 2013 and 2012.

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

On January 18, 2011, the Company agreed to issue warrants to another IR firm as follows:

For each six-month period, warrants will be issued to purchase 20,000 shares at $6.00 per share.  Warrants to purchase 20,000 shares for the first six months of service were issued by April 18, 2011 (the “Tranche 1 Warrant”) and vested on July 18, 2011 and will expire on July 18, 2014.  Warrants to purchase 20,000 shares for the second six months of service were issued by October 18, 2011 and vested on January 18, 2012 and will expire on January 18, 2015.  Additionally, warrants to purchase 40,000 shares will be issued if the share price trades above $12 and the stock achieves an average daily trading volume (“ADTV”) of 50,000 for 30 days.  This contract was terminated and, therefore, no more warrants were issued.  The Company accounted for warrants issued to this IR firm based on ASC 505-50 at each balance sheet date as described above. The warrants are classified as equity instruments and are exercisable into a fixed number of common shares. There is no commitment or requirement to change the quantity or terms based on conditions to the counterparty’s performance or market conditions.  The FV of the warrants for the Tranche I and II Warrant was calculated using the following assumptions: estimated life of five years, volatility of 100%, risk free interest rate of 2.76%, and dividend yield of 0%. The FV of Tranche 1 Warrant that was issued at April 18, 2011 was $36,857. The FV of Tranche II Warrant issued at October 18, 2011 was $8,407.

The following table summarizes activity for the warrants to certain investor relations firms:
	Number of Shares	Average Exercise Price per Share ($)	Weighed Average Remaining Contractual Term in Years
Outstanding at January 1, 2012	240,000	8.92	3.17
Exercisable at January 1, 2012	240,000	8.92	3.17
Granted	-	-	-
Exercised	-	-	-
Outstanding at December 31, 2012	240,000	8.92	2.17
Exercisable at December 31, 2012	240,000	8.92	2.17
Granted	-	-	-
Exercised	-	-	-
Outstanding at December 31, 2013	240,000	8.92	1.17
Exercisable at December 31, 2013	240,000	8.92	1.17

The Company recorded $0 warrant expense during the years ended December 31, 2013 and 2012, respectively.

WARRANTS ISSUED THROUGH PRIVATE PLACEMENT

On January 7, 2011, the Company entered into a Securities Purchase Agreement with investors, pursuant to which the Company sold to the Investors, in a private placement, 3,750,000 Units at $4.00 per Unit. Each Unit was comprised of (i) one share of our common stock, par value $0.001 per share, and (ii) a five-year warrant (the “Investor Warrant”) to purchase 0.5 shares of our Common Stock at $6.80 per share. In connection with the closing of the Private Placement, the Company received $13,650,500 after payment of $1,349,500 of cash commissions to the Placement Agent, and other offering expenses and related costs in connection with the Private Placement. In addition, the Company issued to the Placement Agents five-year warrants to purchase 375,000 shares of our Common Stock, at $6.80 per share.  At December 31, 2013, the remaining term of the warrants was 2.01 years.

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

The Company accounted for the warrants issued to the investors and placement agents based on the FV method under ASC Topic 505. The FV of the warrants was calculated using the Black Scholes Model and the following assumptions: estimated life of five years, volatility of 100%, risk free interest rate of 2.76%, and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options and warrants. The FV of the warrants at grant date was $13,153,426.  Accordingly to FASB ASC 815-40-55, the warrants were classified as a liability on the balance sheet and adjusted to FV at each reporting period as they have a ratchet provision for adjusting the strike price if equity is issued at a later date at a price below the strike price. The Company adjusted the FV of derivative liability to $103,125 and $750,035 for warrants at December 31, 2013 and 2012, respectively, and recognized a gain of $646,910 and a gain of $1,095,211 during the years ended December 31, 2013 and 2012, respectively.

The following table summarizes activity for the warrants issued in connection with the private placement:
	Number of Shares	Average Exercise Price per Share ($)	Weighed Average Remaining Contractual Term in Years
Outstanding at January 1, 2012	2,250,000	6.80	4.01
Exercisable at January 1, 2012	2,250,000	6.80	4.01
Granted	-	-	-
Exercised	-	-	-
Outstanding at December 31, 2012	2,250,000	6.80	3.01
Exercisable at December 31, 2012	2,250,000	6.80	3.01
Granted	-	-	-
Exercised	-	-	-
Outstanding at December 31, 2013	2,250,000	6.80	2.01
Exercisable at December 31, 2013	2,250,000	6.80	2.01

STOCK BUYBACK PROGRAM

On November 15, 2013, the Board of Directors of the Company authorized a stock buy-back program to be administered by Hongwen Li, the Company's Chief Executive Officer, and Xinyu Peng, the Company's Chief Financial Officer, as disclosed on the Company’s Form 8-K filed with the SEC on December 13, 2013. On November 15, 2013, the Board of Directors authorized the purchase of up to 500,000 shares of the Company's common stock until November 15, 2014, on the open market when conditions permit in accordance with the procedures and limitations set forth under SEC Rule 10b-18.  In March 2014, the Company launched the stock buy-back program, and purchased back 1,200 shares of the Company’s common stock at $0.11 per share.

20.   OTHER CONTINGENCIES AND COMMITMENTS

On June 20, 2013, the Company, through its Tong Gong subsidiary, contracted to provide a loan guaranty for up to RMB 50 million ($8.2 million) on behalf of an unrelated company, Harbin Aurora Optoelectronic Technology Co. Ltd, a hi-tech company producing sapphire, with registered capital of RMB165 million (“Harbin”).  Pursuant to the guaranty agreement, Tong Gong agreed to guarantee the amount of Harbin’s credit line (up to RMB 50 million) for a one year term, commencing on June 20, 2013 and expiring on June 19, 2014.  Tong Gong did not charge a fee for the guaranty arrangement and the loaning bank has not yet called on Tong Gong to satisfy any payment obligations under the guaranty on behalf of Harbin.  Tong Gong decided to provide the guaranty to Harbin in the event that Tong Gong would need Harbin to provide a similar guaranty in the future on the Company’s behalf, which could assist the Company with obtaining a bank loan, if it so desired.

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

For mining rights granted to the Company prior to September 1, 2006, the Company is required to pay for all of the coal underlying such mining rights within five years from the date such mining rights are approved by the HNLRAB unless specific good cause exists for extension.  For mining rights granted on or after September 1, 2006, full payment is required within 10 years. The Company’s operations may be suspended if it is not able to make full payments within such periods. The Company had paid for 25,165,295 tons at December 31, 2012, and is committed to pay for 766,205 tons of coal at RMB 8 ($1.28) per ton, or $986,392, which must be paid by September 30, 2017.

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

The Company’s rental expense for the years ended December 31, 2013 and 2012 was $24,000 and $80,000, respectively.

As of December 31, 2013, the future minimum annual lease payments required under operating leases, are as follows:

January 1, 2014 – December 31, 2014	$24,000
January 1, 2015 – July 31, 2015	14,000

Total	$38,000

During the fourth quarter of 2012 and the first quarter of 2013, serious accidents occurred at coal mines in neighboring areas in the Heilongjiang province where our mines are located. Consequently, the provincial mining authority has requested that all of the local coal mines mandatorily cease production for further safety review, in connection with the annual re-inspection, and approval to undertake production again. The coal mines need to meet strict regulatory standards during the inspection and must advance a RMB30 million coal mine safety deposit into a government custodian account before they can be approved for production. The annual inspection usually occurs shortly after the Chinese New Year holiday, but the 2013 process was delayed during that year until the provincial government announced this new policy in May 2013. Tong Gong passed through the inspection and resumed its production during June 2013, and made a cash payment for the coal mine safety production deposit.   Because Xing An did not produce coal in 2013, the Company does not expect to advance the mine safety deposit at this time. The Company expects to make the deposit for Xing An and to receive approval for production in time to resume production in the winter season of 2014 through 2015 depending on coal price and demand at the local market.

21.  ACQUISITION OF COAL MINES

On January 20, 2011, the Company signed an agreement with an owner of a coal mine in Guizhou China. Pursuant to the agreement, the Company advanced a refundable RMB 30 million ($4.9 million, the maximum amount provided under the agreement) to the coal mine for improvements to this mine. In addition, the Company intends to acquire the mine from the individual owner if the owner can complete the necessary restructuring of the mine as appropriate for acquisition and the new mining company after the restructuring has received all government required permits for normal production. If the potential acquisition goes forward, the advance amount will be treated as partial consideration. If not, the amount will be reimbursed to the Company. During 2011, the owner completed the mine improvement construction and organization restructuring as appropriate for potential acquisition. The renovated mine has been in official test runs since July 2011, and is currently applying for all necessary mining and operating permits. The Company expects to acquire the mine once all the necessary permits are in place. The local mining authority delayed the approval of new permits for new or renovated mines during 2012 and 2013 as a matter of policy and as a result of unexpected accidents that occurred in the neighboring counties. The Company did not see solid progress in this acquisition during 2013 when the local government announced its consolidating plan (pursuant to which it plans to significantly reduce the number of operating mines by shutting down or discontinuing small mines with poor conditions and/or, safety and environmental problems) and has started to be (and will continue to be as the plan is implemented in the coming years) stricter in its review of the mining permit procedure.  There is a local company that has indicated a desire to consolidate the mine as well, serving as a potential source of competition with us.  This other local company may have preferential ties to the local government with respect to the potential acquisition.  As a result, our pace for this acquisition has slowed and we do not have a specific timetable at the current time.

22.  U.S. PARENT COMPANY BALANCE SHEET AS OF DECEMBER 31, 2013 and 2012

	2013	2012
ASSETS
Cash	$5,954	$131,782
Other receivables & prepaid expenses	7,774,045	8,089,085
Investment in subsidiaries	102,475,768	107,875,404
Property and equipment (net)	63,933	91,333
TOTAL ASSETS	$110,319,700	$116,187,604

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable & accrued expenses	$212,169	$158,462
Tax payable	13,365	-
Due to subsidiary	30,000,000	30,000,000
Advance from shareholder	-	2,000
Warrant derivatives liability	103,125	750,035
Total current liabilities	30,328,659	30,910,497

STOCKHOLDERS' EQUITY:
Series A Preferred Stock	400	400
Common stock	18,852	18,852
Additional paid-in capital	41,210,492	41,199,601
Accumulated other comprehensive income	12,216,460	9,772,781
Statutory reserve	13,680,145	13,479,992
Retained earnings	12,864,692	20,805,481
Total stockholders' equity	79,991,041	85,277,107
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$110,319,700	$116,187,604

23. SUBSEQUENT EVENT

On February 24, 2014, the Company granted stock options to purchase up to 20,000 shares of the Company’s common stock to one of the Company’s independent directors at an exercise price of $0.13 per share with a term of five years. The options will vest and become exercisable in two equal installments: the first on the date which is six months from the option grant date and the second on the date which is six months thereafter. The options granted have a life of five years, with volatility of 246%, risk free interest rate of 0.78%, and dividend yield of 0%. Total FV of the 20,000 options granted on February 24, 2014 was $2,585.

On March 11, 2014, the Company granted stock options to purchase up to 100,000 shares of the Company’s common stock to the Company’s CFO at an exercise price of $0.13 per share with a term of five years. The options will vest and become exercisable in two equal installments: the first on the date which is six months from the option grant date and the second on the date which is six months thereafter. The options granted have a life of five years, with volatility of 246%, risk free interest rate of 0.78%, and dividend yield of 0%. Total FV of the 100,000 options granted on March 11, 2014 was $12,923.

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