Form 10-Q
period 2014-03-31
U.S. China Mining Group, Inc.
filed 2014-05-20
CIK 1145761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐                                                                               Accelerated Filer ☐

Non-Accelerated Filer ☐                                                                               Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as determined in Rule 12b-2 of the Exchange Act). ☐ Yes or No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares of common stock outstanding as of May 16, 2014: 18,852,582

U.S. CHINA MINING GROUP INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

U.S. CHINA MINING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

MARCH 31, 2014 AND DECEMBER 31, 2013

	2014	2013
	(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash & equivalents	$31,203,685	$27,255,927
Other receivables and prepaid expenses	15,033	4,935,698
Taxes receivable	758,535	744,152
Deposit for coal trading	1,685,575	1,770,545
Deposit for brokerage account	5,000	-
Inventory	263,273	265,673
Advance to shareholder	277,109	282,618

Total current assets	34,208,210	35,254,613

NONCURRENT ASSETS
Deposits for mine acquisition	4,876,428	4,920,579
Coal production safety deposit	4,883,419	4,927,632
Prepaid mining rights, net	13,948,394	14,074,679
Property and equipment, net	17,848,159	18,430,855
Construction in progress	15,523,573	15,664,120
Deferred tax asset, net	772,035	774,675
Asset retirement cost, net	2,432,448	2,458,718

Total noncurrent assets	60,284,456	61,251,258

TOTAL ASSETS	$94,492,666	$96,505,871

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$173,327	$199,763
Advance from customers	9,847	40,371
Accrued liabilities and other payables	923,564	832,551
Taxes payable	6,177,863	5,652,858
Warrant derivative liability	50,312	103,125
Loan payable	4,388,745	4,428,480

Total current liabilities	11,723,658	11,257,148

NONCURRENT LIABILITIES
Asset retirement obligation, net of deposit for mine restoration of $1,343,598 and $1,355,763 as of March 31, 2014 and December 31, 2013, respectively	5,276,613	5,257,682

Total noncurrent liabilities	5,276,613	5,257,682

Total liabilities	17,000,271	16,514,830

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
Series A Preferred Stock, $0.001 par value, 8,000,000 shares authorized, 400,000 shares issued and outstanding	400	400
Common stock, $0.001 par value, 100,000,000 shares authorized, 18,852,182 and 18,852,582 shares issued and outstanding as of March 31, 2014 and December 31, 2013	18,852	18,852
Treasury stock, 400 shares	-	-
Additional paid in capital	41,212,383	41,210,492
Statutory reserves	13,691,366	13,680,145
Accumulated other comprehensive income	11,522,283	12,216,460
Retained earnings	11,047,111	12,864,692

Total stockholders' equity	77,492,395	79,991,041

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$94,492,666	$96,505,871

The accompanying notes are an integral part of the consolidated financial statements.

U.S. CHINA MINING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2014	2013
	(UNAUDITED)

Net sales	$305,329	$538,855
Cost of goods sold	316,913	484,714

Gross profit (loss)	(11,584)	54,141

Operating expenses
Selling	226,973	424,337
General and administrative	1,519,402	1,649,847

Total operating expenses	1,746,375	2,074,184

Loss from operations	(1,757,959)	(2,020,043)

Non-operating income (expenses)
Interest income	29,109	38,195
Interest expense	(132,673)	(62,263)
Other expenses	(1,984)	(7,264)
Warrant derivative income (expense)	52,813	(169,151)

Total non-operating expense, net	(52,735)	(200,483)

Loss before income tax	(1,810,694)	(2,220,526)
Income tax benefit	(4,334)	(10,220)

Net loss	(1,806,360)	(2,210,306)

Other comprehensive item
Foreign currency translation gain (loss)	(694,177)	219,155

Comprehensive loss	$(2,500,537)	$(1,991,151)

Basic and diluted weighted average shares outstanding *	18,852,560	18,852,582

Basic and diluted net loss per share	$(0.10)	$(0.12)

*Certain preferred stock and stock options were excluded for the calculation of diluted loss per share due to anti-dilutive feature for the three months ended March 31, 2014 and 2013

The accompanying notes are an integral part of the consolidated financial statements.

U.S. CHINA MINING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2014	2013
	(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,806,360)	$(2,210,306)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	424,420	380,235
Changes in fair value of warrant derivative	(52,813)	169,151
Accretion of interest on asset retirement obligation	66,475	62,263
Stock option compensation	1,891	6,720
Changes in deferred tax	(4,334)	(10,220)
(Increase) decrease in assets and liabilities:
Other receivables, deposits and prepaid expenses	4,991,549	58,245
Deposit for brokerage account	(5,000)	-
Accounts payable	(26,436)	-
Advance from customers	(30,330)	165,908
Accrued liabilities and other payables	98,853	25,026
Taxes payable	557,688	506,940

Net cash used in (provided by) operating activities	4,215,603	(846,038)

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposal of fixed assets	-	181

Net cash provided by investing activities	-	181

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	(267,845)	105,137

NET INCREASE (DECREASE) IN CASH & EQUIVALENTS	3,947,758	(740,720)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	27,255,927	40,289,757

CASH & EQUIVALENTS, END OF PERIOD	$31,203,685	$39,549,037

Supplemental Cash flow data:
Income tax paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

U.S. CHINA MINING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 (UNAUDITED) AND DECEMBER 31, 2013

1.    ORGANIZATION AND DESCRIPTION OF BUSINESS
U.S. China Mining Group, Inc. (“SGZH” or the “Company”) was incorporated in Nevada on June 7, 2001. The Company is engaged in coal production and sales by exploring, assembling, assessing, permitting, developing and mining coal properties in the People’s Republic of China (“PRC” or “China”). After obtaining permits from the Heilongjiang Province National Land and Resources Administration Bureau and the Heilongjiang Coal Production Safety Bureau, the Company extracts coal, and then sells most of the coal on a metric ton (“ton”) basis for cash on delivery. Through the end of March 2008, the Company’s business consisted of the operations of Tong Gong coal mine through the Company’s subsidiary, Heilongjiang Tong Gong Mining Co., Ltd. (“Tong Gong”), in northern PRC. The mine is located approximately 175 kilometers southwest of the city of Heihe in the Heilongjiang Province.

On December 31, 2007, the Company entered into an agreement to acquire two mining companies in the PRC, Heilongjiang Xing An Group Hong Yuan Coal Mining Co., Ltd. (“Hong Yuan”) and Heilongjiang Xing An Group Sheng Yu Mining Co., Ltd. (“Sheng Yu”, and with Hong Yuan collectively referred to as “Xing An” or the “Xing An Companies”). The Xing An Companies operate two coal mines, the Hong Yuan and Sheng Yu mines, located in the city of Mohe in Heilongjiang Province. The Company completed our acquisition of the Xing An Companies on April 4, 2008, and, as a result, our business now consists of the operations of the Tong Gong coal mine and the two Xing An coal mines.

The consolidated interim financial information as of March 31, 2014 and for the three-month periods ended March 31, 2014 and 2013 were prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) have not been included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2014, its consolidated results of operations and cash flows for the three month periods ended March 31, 2014 and 2013, as applicable, were made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Asset Retirement Cost and Obligations, Deposit for Mine Restoration

The Company uses   FASB ASC Topic 410, “Asset Retirement and Environmental Obligation”.  This Statement requires the Company’s legal obligations associated with the retirement of long-lived assets are recognized at FV at the time the obligations are incurred. Obligations are incurred when development of a mine commences for underground mines or construction begins for support facilities, refuse areas and slurry ponds. The obligation’s FV is determined using DCF techniques and is accreted over time to its expected settlement value. Upon initial recognition of a liability, a corresponding amount is capitalized as part of the carrying amount of the related long-lived asset. Amortization of the related asset is calculated on a unit-of-production method by amortizing the total estimated cost over the salable reserves determined under SEC Industry Guide 7, multiplied by the production during the period. The Company reviews its asset retirement obligations at least annually and makes necessary adjustments for permit changes as granted by state authorities and for revisions of estimates of the amount and timing of costs. For ongoing operations, adjustments to the liability result in an adjustment to the corresponding assets. As of March 31, 2014 and December 31, 2013, there were no adjustments of the asset retirement obligations.

Xing An voluntarily applied to Daxinganling District Environment Protection Bureau for the asset retirement obligation and is obligated to account for land subsidence, restoration, rehabilitation and environmental protection at a rate of RMB 1 ($0.16) per ton based on total reserves at the end of the useful lives of the mines.

From January 1, 2009, Xing An and Tong Gong were required by the local Environment Protection Bureau and Heilongjiang Province National Land and Resources Administration Bureau (“HPNLRAB’) to deposit RMB 18,886,500 ($2,765,632) and RMB 5,000,000 ($731,090), respectively, within a certain period of time, presently expected to be three to five years or at the request of the authority, to a bank account held by local mining authority for land subsidence, restoration and rehabilitation when the mine is fully depleted. As of March 31, 2014, Xing An had deposited RMB 5,665,950 ($920,978) and Tong Gong had deposited RMB 2,600,000 ($422,620). See additional discussion in Note 14, “Asset Retirement Cost and Obligations.”

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

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist primarily of accounts and other receivables. The Company does not require collateral or other security to support those receivables. The Company concentrates its sales to a few customers.  For the three months ended March 31, 2014 and 2013, one and two customers comprised 100% of the Company’s sales during such periods, respectively.  See Note 17 for additional discussion regarding same. The Company conducts periodic reviews of its customers’ financial condition and customer payment practices to minimize collection risk on its receivables.

The Company has cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC. Cash in state-owned banks is not covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in these bank accounts.

Basic and Diluted Earnings (Loss) per Share (“EPS”)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the relevant period. Diluted EPS is computed similar to basic net income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares, warrants and stock options had been issued and if the additional common shares were dilutive. Diluted EPS is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options and the if-converted method for the outstanding convertible preferred shares. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, convertible outstanding instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). During the three months ended March 31, 2014 and 2013, certain preferred shares and shares for options and warrants were not included in the calculation of diluted EPS as a result of their anti-dilutive feature because both basic and diluted loss per share were equal.

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

The Company uses FASB ASC Topic 220 “Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive loss for the three months ended March 31, 2014 and 2013 consisted of net loss and foreign currency translation adjustments.

New Accounting Pronouncements

In January 2014, FASB issued, Accounting Standards Update 2014-01, Investments—Equity Method and Joint Ventures (Topic 323), Accounting for Investments in Qualified Affordable Housing Projects. The objective of this Update is to provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments in this Update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. The amendments in this Update should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this Update are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014.  The adoption of this ASU will not affect the Company’s financial statements.

In January 2014, FASB issued, Accounting Standards Update 2014-05, Service Concession Arrangements (Topic 853), The objective of this Update is to specify that an operating entity should not account for a service concession arrangement within the scope of this Update as a lease in accordance with Topic 840, Leases. Service concession arrangements may become more prevalent in the United States as public-sector entities seek alternative ways to provide public services on a more efficient and cost-effective basis. The amendments apply to an operating entity of a service concession arrangement entered into with a public-sector entity grantor when the arrangement meets certain conditions. The amendments in this Update should be applied on a modified retrospective basis to service concession arrangements that exist at the beginning of an entity’s fiscal year of adoption. The modified retrospective approach requires the cumulative effect of applying this Update to arrangements existing at the beginning of the period of adoption to be recognized as an adjustment to the opening retained earnings balance for the annual period of adoption. The amendments are effective for a public business entity for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of this ASU will not affect the Company’s financial statements.

3.     INVENTORY
Inventory, as of March 31, 2014 and December 31, 2013, consisted of coal extracted from the ground that is available for delivery to customers, as well as extracted coal removed from the ground but not yet processed through a wash plant. Inventory is valued at the lower of average cost or market, cost being determined on a first in, first out method and including labor costs, all expenditures directly related to the removal of coal, and amortization of mining rights and asset retirement cost.

4.     PROPERTY AND EQUIPMENT, NET
Property and equipment consisted of the following at March 31, 2014 and December 31, 2013:

	2014	2013
Building	$11,738,678	$11,844,958
Mining structure	13,706,332	13,830,427
Production equipment	4,938,640	4,983,354
Office equipment	57,974	58,499
Vehicles	224,574	225,366
Total	30,666,198	30,942,604
Less: Accumulated depreciation	(12,818,039)	(12,511,749)
Net	$17,848,159	$18,430,855

Depreciation for the three months ended March 31, 2014 and 2013 was $420,187 and $349,106, respectively.

5.     OTHER RECEIVABLES AND PREPAID EXPENSES
Other receivables include advances to employees for traveling and other business related expenses and prepaid consulting fees.  In addition, as of December 31, 2013, the Company advanced $4.92 million to the Company’s in-process acquisition target, the Guizhou mine, for assistance with technical transformation to enable such mine to pass the coal inspection in order to expedite the acquisition process; however, the technical transformation did not meet the Company’s requirements, and accordingly, the Guizhou mine returned such advance in February 2014.

6.     PREPAID MINING RIGHTS
Prepaid mining rights are the portion of mining rights for which the Company previously paid. The price is determined by the local mining bureau from which the Company acquired its mining rights, based in part on market prices set by HPNLARB and in part on negotiations with the local mining bureau. The price is established at the time of payment, regardless of when production of the underlying coal occurs. The price for Tong Gong was RMB 8 ($1.28) per ton for 2008 through 2014; the price for Xing An was RMB 9 ($1.43) per ton, and Xing An paid in full for the mining rights in June 2008. Tong Gong needs to pay the remaining balance of approximately $0.99 million by September 30, 2017. For any mining rights granted prior to September 1, 2006, the Company is generally required to pay for the entire amount for coal underlying such mining rights within five years from the date such right is granted unless specific good cause exists for extension. Effective September 1, 2006, under the authority of the Heilongjiang Geology and Mineral Exploration Office, the Company has 10 years to pay for the coal underlying any mining rights granted on or after such date.

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

*paid for 733,795 metric tons

The Company’s prepaid mining rights consisted of the following at March 31, 2014 and December 31, 2013:

	2014	2013
Prepaid mining rights	$27,982,367	$28,235,713
Less: Amortized portion	(14,033,973)	(14,161,034)
Prepaid mining rights, net	$13,948,394	$14,074,679

The Company amortizes the mining rights by using total cost of mining rights (the sum of those for which the Company has paid and those for which the Company is still committed to pay) divided by total salable reserves determined under SEC Industry Guide 7, multiplied by production during the period.  The cost of unpaid mining rights is assumed to be the same as the most current prepaid mining right price per ton paid by the Company (RMB 8 ($1.28) per ton).  Amortization was $0 and $23,399 for the three months ended March 31, 2014 and 2013, respectively.  Tong Gong fully expensed the prepaid mining rights as of December 31, 2013.

As of March 31, 2014 and December 31, 2013, the total quantity of coal the Company is allowed to extract under the mining rights of Xing An and Tong Gong was 25,931,500 tons (as per above table); however, as noted in the table above, this amount reflects the in place resources on which the mining rights are based and to which those mining rights extend. But these amounts, determined by the appropriate PRC authorities, do not coincide with the definition of proven and probable product reserves of SEC Industry Guide 7, which would be 7.78 million tons as of March 31, 2014. The Company paid for 25,165,295 tons at March 31, 2014, and is committed to pay for 766,205 tons of coal at RMB 8 ($1.28) per ton, or approximately $0.99 million, which must be paid by September 30, 2017. The prepayment of mining rights is accounted for in a manner similar to a royalty agreement as neither the payment terms nor the price per ton is fixed.

7. COAL PRODUCTION SAFETY DEPOSIT

As of March 31, 2014 and December 31, 2013, the Company made a coal production safety deposit of $4.9 million as a guarantee related to production safety for Tong Gong as a result of a new government requirement.

8. DEPOSIT FOR COAL TRADING

At March 31, 2014 and December 31, 2013, the Company had a refundable deposit of $1,685,575 and $1,770,545, respectively, as an advance for its coal trading business with certain US brokers. In June 2011, the Company made these refundable advances to coal brokers as deposits for buying coal and other mineral products in the US. The advances were to be applied to the purchase price or refunded if no purchase was made. During the three months ended March 31, 2014 and 2013, the Company did not have any export transactions. The Company reassessed the market situation and the risk involved and started to require the brokers to refund the deposits. During the three months ended March 31, 2014 and 2013, the broker refunded $0 and $90,100 to the Company, respectively. On April 13, 2013, the Company’s Chief Executive Officer guaranteed the outstanding amount of the deposits and pledged one million shares of the Company’s common stock as partial security in support of the guaranty. On May 15, 2013, the third party that currently holds the deposits, a logistics company in China, agreed to refund the outstanding deposit balance to the Company by the end of 2013.  As of March 31, 2014, the Company had not yet received the refund from the logistics company (and the Company is continuing to work on obtaining the refund from the logistics company); however, the Company settled $309,910 owed to the CEO of the Company pursuant to the Assignment and Pledge Agreement entered into on April 13, 2013, by and between the CEO and the Company.

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

The Company has incurred $15.52 million and $15.66 million for construction in progress (all for mine retrofit) as of March 31, 2014 and December 31, 2013, respectively.

10.   RELATED PARTY TRANSACTIONS

Lease from shareholder

Xing An leases its office and certain office equipment, under long-term leases from a principal shareholder for approximately $2,000 (RMB 12,500) per month (See Note 20).  The operating lease requires Xing An to pay certain operating expenses applicable to the leased premises.

Advance from shareholder

As of March 31, 2014 and December 31, 2013, the Company received advances from a shareholder in the amount of $309,910 and $224,940, respectively, to support the working capital needs of the Company’s US parent entity; however, as of March 31, 2014 and December 31, 2013, the $309,910 and $224,940 were treated as repayment from the Company’s CEO for refund of deposit for coal trading and accordingly, the Company is no longer required to repay the CEO for said advances from him. (See Note 8).

Advance to shareholder

As of March 31, 2014 and December 31, 2013, the Company paid $277,109 and $282,618, respectively, on behalf of a shareholder of the Company, who is also the CEO of the Company’s Tong Gong mine and the brother of the Company’s CEO, for consulting and evaluation services provided to him but for the benefit of the Tong Gong mine.

11.    ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at March 31, 2014 and December 31, 2013:

	2014	2013
Accrued liabilities	$277,254	$178,825
Other payables:
Education and union outlays	159,338	160,780
Refundable deposit from a contractor for Tong Gong’s mining work	325,092	328,036
Transportation infrastructure construction fee	7,591	36,215
Resource compensation fee	90,215	91,032
Others	64,074	37,663

Total	$923,564	$832,551

Accrued liabilities were mainly for accrued mining rights of $22,046, accrued payroll, consulting and legal and audit expense.  Transportation infrastructure construction fee was a fee for Tong Gong and Xing An levied by the provincial government at RMB 10 ($1.60) per ton based on sales volume. Others mainly consisted of payables for employees’ welfare, social security and personal income tax withholding.

At March 31, 2014 and December 31, 2013, the Company had a refundable deposit from a contractor for Tong Gong’s mining work for $325,092 and $328,036, respectively. The Company outsourced Tong Gong mining work to an independent contractor for three years from October 1, 2009 to September 30, 2012. The Company renewed the service term with this contractor through December 31, 2013, and then will renew automatically each year unless the official termination notice takes place. The contractor was required to pay a deposit for mining safety assurance, which will be refunded when the contract terminates.

12.   TAXES PAYABLE AND RECEIVABLE

Taxes payable consisted of the following at March 31, 2014 and December 31, 2013:

	2014	2013
Land	$6,139,855	$5,507,061
Value added	21,315	107,934
Resource	1,746	4,382
Others	14,947	33,481
Total	$6,177,863	$5,652,858

Taxes receivable consisted of the following at March 31, 2014 and December 31, 2013:
	2014	2013
Income	$540,272	$539,085
Value added	175,142	161,555
Others	43,121	43,512
Total	$758,535	$744,152

13.    LOAN PAYABLE

On June 4, 2013, the Company obtained a one-year loan of RMB 27,000,000 ($4.4 million) with a maturity date of June 3, 2014 from Heihe Rural Commercial Bank for the payment of the coal safety production deposit.  The interest rate on this loan is the same as the prevailing Heihe Rural Commercial Bank rate for similar type of loans made on the same borrowing date of the Company with the same terms, which is a 6% annual rate with interest payable quarterly.  For the three months ended March 31, 2014, the Company recorded interest expense of $66,198.

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

Effective January 1, 2009, Xing An and Tong Gong were required by the local Environment Protection Bureau and HPNLRNB to deposit RMB 18,886,500 ($2,765,632) and RMB 5,000,000 ($731,090), respectively, within a period of time presently expected to be three to five years or upon request by the authority, to a bank account held by local mining authority for land subsidence, restoration and rehabilitation when the mine is fully depleted.  At March 31, 2014, Xing An deposited RMB 5,665,950 ($920,978), and Tong Gong deposited RMB 2,600,000 ($422,620).

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

Asset Retirement Cost at March 31, 2014 and December 31, 2013 was:

	2014	2013
Asset retirement cost	$4,839,444	$4,883,258
Less: Accumulated amortization	(2,406,996)	(2,424,540)
Total, net	$2,432,448	$2,458,718

Amortization for asset retirement cost for the three months ended March 31, 2014 and 2013 was $4,200 and $7,700, respectively.

Changes in Asset Retirement Obligation as of March 31, 2014 and December 31, 2013 consisted of the following:

	2014	2013
Balance at beginning of period	$5,257,682	$4,860,173
Accretion of interest expense	$66,475	251,626
Foreign currency translation loss	$(47,544)	145,883
Ending balance	$5,276,613	$5,257,682

15.   DEFERRED TAX ASSET, NET

Deferred tax asset is the difference between the tax and book depreciation of mining shafts using unit-of-production method, amortization of mining rights for reserves under SEC Industry Guide 7, and amortization of asset retirement cost. Effective May 1, 2011, Tong Gong is required to pay additional safety and maintenance expense at RMB 10 ($1.60) per ton to the local government. The Company records this payment as an expense and also records a deferred tax asset for future tax deduction when the expense is actually incurred. The amount paid to the government can be recovered from the local government under certain circumstances. However, it is not clear whether the Company will be able to recover the amount paid to the government. Accordingly, the payments to the government are recorded as an expense.

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

Deferred tax asset (liability) consisted of the following at March 31, 2014 and December 31, 2013:

	2014	2013
Deferred tax asset on amortization of mining rights, amortization of asset retirement cost, depreciation of assets using unit-of-production method; and mine safety and maintenance expenses	$3,146,303	$3,170,440
Deferred tax liability on statutory reserves for mine safety and maintenance expenses	(2,374,268)	(2,395,765)
Net deferred tax asset	$772,035	$774,675

16.   INCOME TAXES

The Company is subject to income taxes by entity on income from the tax jurisdiction in which each entity is domiciled.

US China Mining Group, Inc., the US parent company, was incorporated in Nevada and has net operating losses (“NOL”) for income tax purposes.  The US parent company has NOL carry forwards for income taxes of approximately $7.18 million at March 31, 2014, which may be available to reduce future years’ taxable income as NOLs can be carried forward up to 20 years from the year the loss is incurred. Management believes the realization of the benefits from these losses is uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided for the US parent company.

Tong Gong is a Sino-foreign joint venture enterprise formed in the PRC subject to PRC income tax. According to the PRC government local tax bureau, and is subject to a 25% income tax rate.  Xing An is subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

The following table reconciles the US statutory rates to the Company’s consolidated effective tax rate for the three months ended March 31, 2014 and 2013:

	2014		2013
US statutory rates (benefit)	(34.0)%		(34.0)%
Tax rate difference	8.9%		7.8%
Permanent difference – change in FV of Warrants	(1.0	) %	2.6%
Permanent difference – accretion of interest on asset retirement obligation and excess portion of asset retirement cost per US GAAP over amount allowed for deduction per PRC tax	1.0%		0.9%
Valuation allowance on US NOL	24.9%		22.2%

Tax expense (benefit) per financial statements	(0.2)%		(0.5)%

The provisions for income tax for the three months ended March 31, 2014 and 2013 consisted of the following:

	2014	2013
Income tax expense – current	$-	$-
Income tax benefit – deferred	(4,334)	(10,220)
Total income tax benefit	$(4,334)	$(10,220)

17.   MAJOR CUSTOMERS AND VENDORS

Below is the table indicating the major customers accounting for over 10% of the Company’s total sales for the three months ended March 31, 2014 and 2013:

Customers	Sales of 2014	Percentage to Total Sales	Sales of 2013	Percentage to Total Sales
Customer A	$-	0%	$355,644	66%
Customer B	$305,329	100%	$183,211	34%

At March 31, 2014 and December 31, 2013, the total receivable balance due from these customers was $0.

There were no major vendors for the Company for the three months ended March 31, 2014 and 2013.

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

According to the ruling No. 1 (2009) of Heilongjiang province and practice requirement of Heihe government, Tong Gong is also required to pay additional safety and maintenance expenses of RMB 10 ($1.60) per ton to the local government. The Company records this payment as an expense. The amount paid to the government can be recovered from the local government under certain circumstances. However, it is not clear whether the Company will be able to recover the amount paid to the government. Accordingly, the payment to the government is recorded as an expense.

The statutory reserves were as follows as of March 31, 2014 and December 31, 2013:

	2014	2013
Statutory surplus reserve	$3,282,394	$3,282,030
Safety and Maintenance reserve	10,408,972	10,398,115
Total	$13,691,366	$13,680,145

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

On February 24, 2012, the Company granted stock options to purchase up to 20,000 shares of the Company’s common stock to a director at an exercise price of $1.00 per share with a term of five years. The options vested and became exercisable in two equal installments: the first six months from the option grant date and the second six months thereafter. The options granted on February 24, 2012 have a life of five years, with volatility of 201%, risk free interest rate of 0.89%, and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options. Total FV of the 20,000 options granted on February 24, 2012 was $19,518. On February 24, 2013, the Company granted additional stock options to purchase up to 20,000 shares of the Company’s common stock to this director at an exercise price of $0.27 per share with a term of five years. The options vest and become exercisable in two equal installments: the first six months from the option grant date and the second six months thereafter. The options granted on February 24, 2013 have a life of five years, with volatility of 244%, risk free interest rate of 0.78%, and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options. Total FV of the 20,000 options granted on February 24, 2013 was $5,366.

On February 24, 2014, the Company granted stock options to purchase up to 20,000 shares of the Company’s common stock to one of the Company’s independent directors at an exercise price of $0.13 per share with a term of five years. The options will vest and become exercisable in two equal installments: the first on the date which is six months from the option grant date and the second on the date which is six months thereafter. The options granted have a life of five years, with volatility of 247%, risk free interest rate of 1.57%, and dividend yield of 0%. Total FV of the 20,000 options granted on February 24, 2014 was $2,585.

On March 11, 2014, the Company granted stock options to purchase up to 100,000 shares of the Company’s common stock to the Company’s CFO at an exercise price of $0.13 per share with a term of five years. The options will vest and become exercisable in two equal installments: the first on the date which is six months from the option grant date and the second on the date which is six months thereafter. The options granted have a life of five years, with volatility of 246%, risk free interest rate of 1.62%, and dividend yield of 0%. Total FV of the 100,000 options granted on March 11, 2014 was $12,924.

Based on the FV method under FASB ASC Topic 718, the FV of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk free interest rate is based upon market yields for US Treasury debt securities at a maturity near the term remaining on the option. Dividend rates are based on the Company’s dividend history. The stock volatility factor is based on the historical volatility of the Company’s stock price. The expected life of an option grant is based on management’s estimate as no options have been exercised in the Plan to date. The FV of each option grant to employees and independent directors is recognized as compensation expense over the vesting period of each stock option award.

The following table summarizes activities of these options:

	Number of Shares	Average Exercise Price per Share ($)	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2014	255,000	3.91	1.94
Exercisable at January 1, 2014	245,000	4.06	1.85
Granted	120,000	0.13	5.00
Exercised	-	-	-
Expired	75,000	5.61	-
Outstanding at March 31, 2014	300,000	1.97	2.74
Exercisable at March 31, 2014	170,000	3.37	1.62

The Company recorded $1,891 and $6,720 of compensation expense for stock options during the three months ended March 31, 2014 and 2013, respectively. There were no options exercised during the three months ended March 31, 2014 and 2013.

WARRANTS ISSUED TO INVESTOR RELATIONS FIRMS

On April 19, 2010, the Company granted warrants to acquire 200,000 shares of the Company’s common stock, at $9.50 per share to an investor relations (“IR”) firm. The warrants have a term of five years. The Company accounted for warrants issued to this IR firm based on ASC 505-50 at each balance sheet date and expense recorded based on the period elapsed at each balance sheet date, which is the date at which the counterparty’s performance is deemed to be completed for the period. The FV of each warrant granted is estimated on the date of the grant using the Black-Scholes option pricing model under ASC 505-30-11 and is recognized as compensation expense over the service term of the IR agreement as it is a better matching of cost with services received. The warrants are classified as equity instruments and are exercisable into a fixed number of common shares. There is no commitment or requirement to change the quantity or terms based on conditions to the counterparty’s performance or market conditions.  These warrants are non-forfeitable. The FV of the warrants was calculated using the following assumptions: estimated life of five years, volatility of 100%, risk free interest rate of 2.76%, and dividend yield of 0%. In January 2011, the Company terminated the IR service agreement with this IR firm, and accordingly, the unrecorded FV of the warrants issued to this IR firm was fully expensed at the termination date.

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

The following table summarizes activity for the warrants to certain investor relations firms:
	Number of Shares	Average Exercise Price per Share ($)	Weighed Average Remaining Contractual Term in Years
Outstanding at January 1, 2014	240,000	8.92	1.17
Exercisable at January 1, 2014	240,000	8.92	1.17
Granted	-	-	-
Exercised	-	-	-
Outstanding at March 31, 2014	240,000	8.92	0.92
Exercisable at March 31, 2014	240,000	8.92	0.92

The Company recorded $0 warrant expense during the months ended March 31, 2014 and 2013, respectively.

WARRANTS ISSUED THROUGH PRIVATE PLACEMENT

On January 7, 2011, the Company entered into a Securities Purchase Agreement with investors, pursuant to which the Company sold to the Investors, in a private placement, 3,750,000 Units at $4.00 per Unit. Each Unit was comprised of (i) one share of our common stock, par value $0.001 per share, and (ii) a five-year warrant (the “Investor Warrant”) to purchase 0.5 shares of our Common Stock at $6.80 per share. In connection with the closing of the Private Placement, the Company received $13,650,500 after payment of $1,349,500 of cash commissions to the Placement Agent, and other offering expenses and related costs in connection with the Private Placement. In addition, the Company issued to the Placement Agents five-year warrants to purchase 375,000 shares of our Common Stock, at $6.80 per share.  At March 31, 2014, the remaining term of the warrants was 1.76 years.

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

The Company accounted for the warrants issued to the investors and placement agents based on the FV method under ASC Topic 505. The FV of the warrants was calculated using the Black Scholes Model and the following assumptions: estimated life of five years, volatility of 100%, risk free interest rate of 2.76%, and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options and warrants. The FV of the warrants at grant date was $13,153,426.  Accordingly to FASB ASC 815-40-55, the warrants were classified as a liability on the balance sheet and adjusted to FV at each reporting period as they have a ratchet provision for adjusting the strike price if equity is issued at a later date at a price below the strike price. The Company adjusted the FV of derivative liability to $50,312 and $103,125 for warrants at March 31, 2014 and December 31, 2013, respectively, and recognized a gain of $52,813 and a loss of $169,151 during the three months ended March 31, 2014 and 2013, respectively.

The following table summarizes activity for the warrants issued in connection with the private placement:
	Number of Shares	Average Exercise Price per Share ($)	Weighed Average Remaining Contractual Term in Years
Outstanding at January 1, 2014	2,250,000	6.80	2.01
Exercisable at January 1, 2014	2,250,000	6.80	2.01
Granted	-	-	-
Exercised	-	-	-
Outstanding at March 31, 2014	2,250,000	6.80	1.76
Exercisable at March 31, 2014	2,250,000	6.80	1.76

STOCK BUYBACK PROGRAM

On November 15, 2013, the Board of Directors of the Company authorized a stock buy-back program to be administered by Hongwen Li, the Company's Chief Executive Officer, and Xinyu Peng, the Company's Chief Financial Officer, as disclosed on the Company’s Form 8-K filed with the SEC on December 13, 2013. On November 15, 2013, the Board of Directors authorized the purchase of up to 500,000 shares of the Company's common stock until November 15, 2014, on the open market when conditions permit in accordance with the procedures and limitations set forth under SEC Rule 10b-18.  In March 2014, the Company launched the stock buy-back program, and purchased back 400 shares of the Company’s common stock at $0.07 per share on March 27, 2014, with a settlement date of April 1, 2014.  The Company recorded those shares using the cost method.

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

The Company’s rental expense for the three months ended March 31, 2014 and 2013 was $0, as the principal shareholder temporarily waived Xing An’s lease payments until further notification, as a result of the temporary cessation of the Xing An mines’ operation.

However, Xing An’s lease with the principal shareholder was not cancelled; accordingly, as of March 31, 2014, the future minimum annual lease payments required under operating leases, are as follows:

April 1, 2014 – March 31, 2015	$24,000
April 1, 2015 – July 30, 2015 (expiration date)	8,000

Total	$32,000

During the fourth quarter of 2012 and the first quarter of 2013, serious accidents occurred at coal mines in neighboring areas in the Heilongjiang province where our mines are located. Consequently, the provincial mining authority has requested that all of the local coal mines mandatorily cease production for further safety review, in connection with the annual re-inspection, and approval to undertake production again. The coal mines need to meet strict regulatory standards during the inspection and must advance a RMB30 million coal mine safety deposit into a government custodian account before they can be approved for production. The annual inspection usually occurs shortly after the Chinese New Year holiday, but the 2013 process was delayed during that year until the provincial government announced this new policy in May 2013. Tong Gong passed through the inspection and resumed its production during June 2013, and made a cash payment for the coal mine safety production deposit (See Note 7).   Because Xing An did not produce coal in 2013, the Company does not expect to advance the mine safety deposit at this time. The Company expects to make the deposit for Xing An and to receive approval for production in time to resume production in the winter season of 2014 through 2015 depending on coal price and demand at the local market.

21.  ACQUISITION OF COAL MINES

On January 20, 2011, the Company signed an agreement with an owner of a coal mine in Guizhou China. Pursuant to the agreement, the Company advanced a refundable RMB 30 million ($4.9 million, the maximum amount provided under the agreement) to the coal mine for improvements to this mine. In addition, the Company intends to acquire the mine from the individual owner if the owner can complete the necessary restructuring of the mine as appropriate for acquisition and the new mining company after the restructuring has received all government required permits for normal production. If the potential acquisition goes forward, the advance amount will be treated as partial consideration. If not, the amount will be reimbursed to the Company. During 2011, the owner completed the mine improvement construction and organization restructuring as appropriate for potential acquisition. The renovated mine has been in official test runs since July 2011, and is currently applying for all necessary mining and operating permits. The Company expects to acquire the mine once all the necessary permits are in place. The local mining authority delayed the approval of new permits for new or renovated mines during 2012 and 2013 as a matter of policy and as a result of unexpected accidents that occurred in the neighboring counties. In the end of 2013,  the Company further advanced $4.92 million to the Guizhou mine, for assistance with technical transformation to enable such mine to pass the coal inspection in order to expedite the acquisition process; however, the technical transformation did not meet the Company's requirements, and accordingly, the Guizhou mine returned such advance in February 2014. The Company did not see solid progress in this acquisition during 2013 when the local government announced its consolidating plan (pursuant to which it plans to significantly reduce the number of operating mines by shutting down or discontinuing small mines with poor conditions and/or, safety and environmental problems) and has started to be (and will continue to be as the plan is implemented in the coming years) stricter in its review of the mining permit procedure.  There is a local company that has indicated a desire to consolidate the mine as well, serving as a potential source of competition with us.  This other local company may have preferential ties to the local government with respect to the potential acquisition.  As a result, our pace for this acquisition has slowed and we do not have a specific timetable at the current time.

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

Recent Accounting Pronouncements

In January 2014, FASB issued, Accounting Standards Update 2014-01, Investments—Equity Method and Joint Ventures (Topic 323), Accounting for Investments in Qualified Affordable Housing Projects. The objective of this Update is to provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments in this Update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. The amendments in this Update should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this Update are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014.  The adoption of this ASU will not affect the Company’s financial statements.

In January 2014, FASB issued, Accounting Standards Update 2014-05, Service Concession Arrangements (Topic 853), The objective of this Update is to specify that an operating entity should not account for a service concession arrangement within the scope of this Update as a lease in accordance with Topic 840, Leases. Service concession arrangements may become more prevalent in the United States as public-sector entities seek alternative ways to provide public services on a more efficient and cost-effective basis. The amendments apply to an operating entity of a service concession arrangement entered into with a public-sector entity grantor when the arrangement meets certain conditions. The amendments in this Update should be applied on a modified retrospective basis to service concession arrangements that exist at the beginning of an entity’s fiscal year of adoption. The modified retrospective approach requires the cumulative effect of applying this Update to arrangements existing at the beginning of the period of adoption to be recognized as an adjustment to the opening retained earnings balance for the annual period of adoption. The amendments are effective for a public business entity for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of this ASU will not affect the Company’s financial statements.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2014 and 2013

The following table sets forth the results of our operations for the three months ended March 31 in each of the years indicated as a percentage of net sales:

	2014		2013
	$	% of Sales	$	% of Sales
Sales	305,329	100%	538,855	100%
Cost of Goods Sold	316,913	104%	484,714	90%
Gross Profit (Loss)	(11,584)	(4)%	54,141	10%
Operating Expenses	1,746,375	572%	2,074,184	385%
Loss from Operations	(1,757,959)	(576)%	(2,020,043)	(375)%
Other Expense, Net	(52,735)	(17)%	(200,483)	(37)%
Income Tax Benefit	(4,334)	(1)%	(10,220)	(2)%
Net Loss	(1,806,360)	(592)%	(2,210,306)	(410)%

Coal mining production, brokerage and sales at our three mines, in tons, for the periods indicated:

	Tong Gong Coal Mine
	Salable Production		Brokerage		Sales
	2014	2013	2014	2013	2014	2013

Three months ended March 31	4,670	8,750	-	-	4,670	8,750

	Xing An Coal Mines (Hong Yuan and Sheng Yu)
	Salable Production		Brokerage		Sales
	2014	2013	2014	2013	2014	2013

Three months ended March 31	-	-	-	-	-	-

Sales. China’s coal industry saw another downturn in 2013, which has continued into 2014, due to the slow-down of the national economy and the government’s recent efforts to float coal prices and loosen controls on the import and export of coal. The result has been a growing surplus of supply over demand, continuously falling market prices in most regions of China for coal, especially power coal, and higher consumption of imported coal, all of which has a negative impact on local coal business. During the three months ended March 31, 2014, we had sales of $0.31 million compared to $0.54 million for the same period of 2013, a decrease of 43%. In the three months ended March 31, 2014, our sales volume derived from the Tong Gong mines decreased as compared to the same period in 2013. Our average selling price per ton for the three months ended March 31, 2014 increased to $65.38 as compared to $61.58 for the same period in 2013. All of our sales in the three months ended March 31, 2014 were from coal produced at our Tong Gong mine, which produces high yield coal and has a higher selling price than standard coal. Our sales volume was 4,670 tons for the three months ended March 31, 2014, compared to 8,750 tons for the same period of 2013, a decrease of 47%, resulting primarily from the decrease in our mines’ production, as described below, and the decrease of local demand. The decrease in local demand was attributable to the factors described above and the government’s policies of limiting coal consumption in favor of alternative fuel sources in residential and even for industrial usages, due to worsening air pollution in China, and the negative impacts from customers’ use of more coal imported from neighboring areas in Inner Mongolia, namely, because local market prices were decreased to a level at which it became unprofitable to mine locally, especially at the Xing An mines, as well as logistical difficulties for Xing An and its customers.

Cost of Goods Sold. Cost of goods sold (“COGS”) for the three months ended March 31, 2014 was $0.32 million, a decrease of $0.17 million or 35%, from $0.48 million for the corresponding period in 2013. Our total production for the three months ended March 31, 2014 was 4,670 tons, compared to 8,750 tons for the corresponding period in 2013, a decrease of 4,080 tons, resulting from the changing geological conditions of Tong Gong mine’s under-shaft with increased rock zone as a result of our having to mine into the deeper areas of the underground mine, which limits the lifting capacity and results in higher extraction costs. In addition, commencing during the second quarter of 2012, Xing An temporarily ceased production due to the mine retrofit project and the government’s inspection requirements. COGS as a percentage of sales was 104% for the three months ended March 31, 2014, compared to 90% for the same period in 2013. Our average cost per ton was $67.86 in the three months ended March 31, 2014, compared to $55.40 for the corresponding period in 2013. This increase was primarily attributable to higher infrastructure, safety and environmental standards requirements and overall inflation in China resulting in increased direct labor cost by 25% in the three months ended March 31, 2014, certain materials and energy costs used for mining and processing. In addition, decreased production/sales volume caused relatively higher depreciation and amortization cost resulting in higher unit cost on average.

Gross Loss. Gross loss was $11,584 for the three months ended March 31, 2014, as compared to gross profit of $54,141 for the comparable period in 2013, a decrease of $65,725. Our gross loss (profit) as a percentage of sales was (4)% and 10% for the three months ended March 31, 2014 and 2013, respectively. The decrease in gross profit was due to decreased sales and increased percentage of COGS to the sales, as explained in the above section.

Operating Expenses. Operating expenses totaled $1.75 million for the three months ended March 31, 2014 compared to $2.07 million for the same period in 2013, a decrease of $0.33 million or 16%. The decrease was attributable to a decrease of selling expenses by $0.20 million, resulting from decreased sales in the three months ended March 31, 2014, compared to the comparable period of 2013; a decrease of G&A expenses by $0.13 million, resulting from decreased production and business activities, such as decreased payroll, insurance and travel expenses.

Other Expenses. Other expense totaled $52,735 for the three months ended March 31, 2014 compared to other expense of $200,483 for the same period of  2013. In the three months ended March 31, 2014, we had interest expense of $132,673 compared to $62,263 in the same period of 2013, resulting from increased bank loans.  We had non-operating income of $52,183 in the three months ended March 31, 2014 compared to non-operating expense of $169,151 in the same period of 2013, resulting from the change in the fair value of the derivative warrants we issued to approximately 200 investors and agents in the January 2011 Private Placement.

Net Loss. Our net loss for the three months ended March 31, 2014 was $1.81 million compared to $2.21 million for the corresponding period in 2013, a decrease in the amount of loss of $0.4 million, for the reasons explained above.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

Comparison of the three months ended March 31, 2014 and 2013

As of March 31, 2014, we had cash and equivalents of $31.20 million. Our working capital was $22.48 million. The ratio of current assets to current liabilities was 2.92:1 at March 31, 2014.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2014 and 2013:

	2014	2013
Cash provided by (used in):
Operating Activities	$4,215,603	$(846,038)
Investing Activities	$-	$181
Financing Activities	$-	$-

Net cash provided by operating activities was $4.22 million for the three months ended March 31, 2014, compared to net cash used in operating activities of $0.85 million for the comparable period in 2013. In 2014, the increase in cash flow was primarily due to the $4.91 million in cash received as a refund of our advance to the Guizhou mine. We had previously advanced $4.91 million to the Guizhou mine to assist it with coal mine technical transformation and passing inspection; however, the technical transformation did not meet the Company’s requirements, and accordingly, the Guizhou mine returned such advance to us in February 2014.

Net cash provided by investing activities was $0 million for the three months ended March 31, 2014 compared to $181 for the comparable period in 2013. In the three months ended March 31, 2013, we had $181 in proceeds from disposal of fixed assets.

We did not have any cash provided by or used in financing activities in the three months ended March 31, 2014 or for the corresponding period in 2013.

Based on our current expectations, including the weakness of the coal industry in China, we believe our current cash position and cash equivalents, and cash to be generated from operations will satisfy our working capital needs and other liquidity requirements associated with our existing operations in 2014. We continue to seek opportunities to expand our existing mining operations and acquire additional coal mining rights and expect to finance such acquisitions through the issuance of equity securities. Failure to obtain such financing could have a material adverse effect on our plans for expansion.

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

The following tables summarize our contractual obligations as of March 31, 2014, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	5 Years +

Contractual Obligations:
Operating Leases	$32,000	$24,000	$8,000	$-	$-
Deposit for land restoration	2,539,060	2,539,060	-	-
Mining Rights	986,392	-	986,392	-	-
Total Contractual Obligations:	$3,557,452	$2,563,060	$994,392	$-	$-

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002 and related rules as promulgated by the SEC, management assessed the effectiveness of our internal control over financial reporting as of March 31, 2014, using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on that assessment, management concluded that our internal control over financial reporting was not effective as of March 31, 2014. During the quarter ended June 30, 2012, the Company had to reclassify certain expenditures from operating expenses to capital expenses. Specifically, the Company’s Hong Yuan mining operations incurred significant expenses during the quarter ended June 30, 2012, which were initially classified as operating expenditures. Many of these expenses, however, were classified improperly and should have initially been classified as capital expenditures. The Company has since properly reclassified these expenses as capital expenses.

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

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K as of and for the year ended December 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have not sold any equity securities during the period ended March 31, 2014 that were not previously disclosed in our current report Form 8-K or as discussed below.

On November 15, 2013, the Board of Directors of the Company authorized a stock buy-back program to be administered by Hongwen Li, the Company's Chief Executive Officer, and Xinyu Peng, the Company's Chief Financial Officer, as disclosed on the Company’s Form 8-K filed with the SEC on December 13, 2013. On November 15, 2013, the Board of Directors authorized the purchase of up to 500,000 shares of the Company's common stock until November 15, 2014, on the open market when conditions permit in accordance with the procedures and limitations set forth under SEC Rule 10b-18.  In March 2014, the Company launched the stock buy-back program, and purchased back 400 shares of the Company’s common stock at $0.07 per share on March 27, 2014, with a settlement date of April 1, 2014.

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

U.S. CHINA MINING GROUP, INC. (Registrant)

Date: May 20, 2014	By:	/s/ Hongwen Li
Hongwen Li
Chief Executive Officer

Date: May 20, 2014	By:	/s/ Xinyu Peng
Xinyu Peng
Chief Financial Officer (principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Section 302 Certification by the Corporation’s Chief Executive Officer. *

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer. *

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer. *

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer. *

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

* Filed herewith.

**Furnished herewith.